Form 10-K405
period 1996-06-30
VERILINK CORP
filed 1996-09-27
CIK 774937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-28562

                              VERILINK CORPORATION
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        DELAWARE                                         94-2857548
- ----------------------------------    ------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

        145 BAYTECH DRIVE, SAN JOSE, CALIFORNIA             95134
- --------------------------------------------------------------------------------
        (Address of principal executive offices)          (Zip code)

       Registrant's telephone number, including area code: (408) 945-1199

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                      Name of exchange on which registered
        None                                              N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  .    No  / /  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / X /

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on September 11, 1996, as reported by the Nasdaq National Market was $121,200,763. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 11, 1996 the registrant had outstanding 13,147,746 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Stockholders for its fiscal year ended June 30, 1996 (the 1996 Annual Report to Stockholders) and the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders (the Proxy Statement) are incorporated by reference in Parts II, III and IV of this Form 10-K Report.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    Verilink Corporation develops, manufactures and markets integrated access products for telecommunications network service providers and corporate end users. Verilink designed the Access System 2000 with modular hardware and the Company's software-based Advanced Programmable Architecture(TM) to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, switched multimegabit data services ("SMDS") and frame relay services, with asynchronous transfer mode ("ATM") and ISDN products under development.

    Verilink sells its products through a direct sales force and non-exclusive resellers. Verilink's integrated network access products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services. The Company also sells single purpose network access devices for selected applications. The Company's largest customers include MCI Communications Corp., CompuServe Corp., Northern Telecom, Inc. and QUALCOMM Incorporated.

INDUSTRY BACKGROUND

    Corporate and consumer demand for data, voice and video transmission services is expanding worldwide, creating a need for both increased bandwidth and new communications services. At the same time, the competitive landscape faced by providers of high bandwidth transmission capacity is evolving rapidly due to developments including the migration of corporations from private networks to public networks, the proliferation of the Internet, the continuing deregulation of the telecommunications industry and the introduction of new wireless services. In response to these developments, network service providers ("NSPs"), including interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services, are offering a variety of new communications services, each of which traditionally required a separate single purpose network access device. The limitations of single purpose network access devices have created the need for flexible integrated network access equipment that will allow NSPs to provide corporate users access to a variety of communications services in a cost-effective manner.

  Demand for Increased Bandwidth

    Businesses increasingly depend on the flow of data, voice and video traffic through their communication networks, driving demand for additional bandwidth. Corporate employees increasingly travel, telecommute and work in geographically dispersed teams, creating a need for remote connections to corporate local area networks ("LANs"). Corporations are also deploying wide area networks ("WANs") to connect LANs located in local and remote locations. In addition, the type of information transmitted over networks increasingly requires high transmission rates. For example, video conferencing and multimedia applications require substantially more bandwidth than needed for traditional data file transfers. This continued growth in demand for bandwidth has caused corporations to seek network access solutions from NSPs and equipment suppliers that accommodate both current and future bandwidth requirements.

  Migration from Private to Public Networks

    Since the mid-1980s, corporations have relied on private data networks using dedicated digital circuits leased from communications carriers. Corporations now increasingly use public network services offered by NSPs as an alternative to the high cost of corporate private networks. These public network services allow users to access end-to-end digital circuits on an as-needed basis. This migration resulted from cost-effective and reliable new communication services offered by NSPs, the trend to outsource non-core corporate functions, and the growth in the cost and complexity of maintaining private networks. In order to provide competitive service to these corporations, NSPs need flexible network access equipment that facilitates cost-effective provision of a variety of communications services.

  Growth of Corporate Use of the Internet

    The Internet was originally used by academic and governmental organizations for applications such as e-mail and file transfer. Increasingly, corporations and individuals are using the Internet for more bandwidth-intensive applications that use sound, images and video, and to provide interconnectivity within the enterprise. Internet users now face transmission delays as backbone capacity lags the growth in the number of users and as use of high-bandwidth applications increases. In response to this transmission bottleneck, NSPs are upgrading the Internet's communications backbone, which may encourage corporations to continue increasing activity on the Internet.

  Deregulation and Increased Competition

    The market for providing communication services to larger organizations has become increasingly competitive since the 1984 divestiture of AT&T. This environment has led to the development and introduction of new services by a broader range of NSPs, including long distance companies (such as AT&T, MCI and Sprint), local exchange carriers (such as regional Bell operating companies ("RBOCs") and GTE) and competitive access providers (such as MFS Communications Company, Inc. and Teleport Communications Group, Inc.). The deregulation effected by the Telecommunications Act of 1996 is expected to further increase competition among NSPs, as long distance and local exchange carriers enter each others' business and new entrants emerge, including cable TV operators, wireless carriers and Internet/on-line service providers. To compete successfully, this growing group of NSPs must offer customers access to new services at a low cost and with high reliability.

  Wide Range of New Communications Services and Technologies

    Over the past several years, NSPs have introduced a variety of new, high-bandwidth switched services as alternatives to historical dedicated leased line services. For example, ISDN service allows users to exchange data, voice and video on a "dial-up" basis. In the United States, ISDN service is currently offered by NSPs at transmission rates from 64 Kbps to 1.544 Mbps. Further, NSPs have introduced packet and cell-based switching services such as frame relay, SMDS and ATM. Frame relay is a data service which provides corporate users with dedicated access to the NSP's frame relay network at transmission speeds of 56 Kbps to 1.544 Mbps ("T1"). ATM provides high speed transmission and low latency which allows effective transmission of data, voice and video traffic.

    Wireless telecommunications services are becoming more widespread due to advances in technology, regulatory encouragement and increased demand. The Company expects that personal communication services ("PCS"), digital cellular and other emerging services will make wireless service cheaper, easier to use and more compatible with existing information delivery systems. For example, the cellular digital packet data ("CDPD") standard has been developed to allow data transmissions in digitized packets during idle times on cellular phone channels.

LIMITATIONS OF SINGLE PURPOSE NETWORK ACCESS SOLUTIONS

    Traditionally, a dedicated single purpose access device has been deployed for each type of network communications service. For example, one device is used for SMDS service and another entirely separate device is used to provide T1 service. The use of single purpose devices to access the expanding variety of communications services has become increasingly costly and inefficient for several reasons:

  - Limited Ability to Accommodate Emerging Technologies and Services. As new technologies and services such as ATM are deployed, the need to have a flexible and cost-effective migration path to such technologies is critical, as few companies can afford to replace large portions of their network access equipment. Single purpose network access devices typically cannot provide such a migration path.

  - Limited Ability to Accommodate Multiple Services. The migration of network users from dedicated private to switched public networks has placed NSPs in the position of having to be "everything to everyone" because NSPs must offer network access compatible with the various communications services chosen by their customers. Expenditures for numerous single purpose access devices that each support a single service offering can be an inefficient use of NSP's financial resources.

  - Limited Scalability. The rapid expansion of networks has increased demand for upgraded network access which is difficult to meet efficiently by simply purchasing more non-scalable single purpose network access devices. Furthermore, growing bandwidth requirements often necessitate the adoption of new and faster technologies, thereby requiring additional outlays for new access equipment.

  - Difficulty of Maintenance and Support. Use of numerous single purpose network access devices built to different standards and requiring separate management systems can complicate operating procedures and result in multiple potential failure points. The increasing importance of network applications to end users has resulted in new focus on the importance of investing in network access equipment that is reliable and easy to manage, repair and upgrade.

THE VERILINK SOLUTION

    Verilink's Access System 2000 is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. The Access System 2000 uses a modular hardware architecture and the Company's software-based Advanced Programmable Architecture ("APA") to provide a scalable, adaptable platform for a flexible network migration path to new communications services. In addition, the Access System 2000 was designed to simplify network management and to provide reliable service. The benefits of the Access System 2000 include:

  - Flexible Access to Multiple Services. The integrated Access System 2000 is designed to allow NSPs to rely on a single, flexible equipment platform that they can adapt to meet the current and emerging service needs of multiple customers. The Access System 2000 currently enables NSPs to support historical dedicated leased line services, such as subrate data, fractional T1, T1 and T3, as well as new high-bandwidth switched services such as frame relay and SMDS in an integrated platform. Verilink expects to offer ISDN and ATM functionality on the Access System 2000 platform during fiscal 1997. As these service needs change, the Access System 2000's modular hardware architecture and APA allows NSPs to use the same platform to provide access to multiple services.

  - Migration Path to New Technologies and Services. The Access System 2000's architecture was designed to allow NSPs and corporate customers to add new technologies and services incrementally. The Access System 2000 allows the customer access to increased network capacity or access to additional service offerings by adding circuit cards. The end-user can also vary certain system features simply by downloading new software provided by the Company.

  - Scalable Growth. The Access System 2000's scalable design enables it to be expanded to meet customer demands for access to increased network capacity by adding additional circuit cards often at lower incremental cost, compared to the cost of buying, installing and maintaining multiple new dedicated single-purpose access devices.

  - Ease of Network Management. The Access System 2000 can also be monitored remotely using the Company's proprietary management system, the Access Manager 2000, or using industry standard simple network management protocol ("SNMP") tools. The Company's APA technology allows the product to be configured, upgraded and serviced remotely.

  - Reliable Performance. Verilink's Access System 2000 is designed to be highly reliable, and its ability to provide access to multiple services from one integrated device lowers the number of potential failure points. In addition, the Company believes its product reliability is enhanced by its commitment to high quality standards and its formal program of total quality management. See "-- Manufacturing and Quality."

VERILINK STRATEGY

    The Company's objective is to become the leading provider of integrated network access equipment for use by NSPs and large corporate customers. Key elements of the Company's strategy include:

  - Expand Relationships with Key Customers. The Company has developed close relationships with MCI, CompuServe, Northern Telecom and QUALCOMM, leaders in traditional or emerging telecommunications markets. The Company believes that these relationships have allowed it to gain an in-depth knowledge of several networking technologies, which today are deployed in different markets. As its key customers adopt new technologies to expand the range of services they offer and enter new markets, the Company intends to leverage its expertise in each of these technologies by selling additional types of products to these customers.

  - Expand Customer Base. The Company believes that a direct sales organization that understands and can solve complex network access problems is necessary to sell its products to NSPs and large corporations. To date, the Company has sold its products through a relatively small direct sales and support organization. The Company intends to invest significantly to enlarge this sales and support organization in order to expand its customer base.

  - Offer Broad Array of Integrated Network Access Solutions. The Company's product strategy is to offer multiple network access technologies on a single integrated platform. Verilink designed the modular and scalable architecture of the Access System 2000 to provide a migration path to new network services, enabling customers to provide additional services without entirely replacing network access equipment. The Company is currently developing ISDN and ATM applications for the Access System 2000 product line.

  - Focus on Emerging International Markets. The Company believes that the markets for network access solutions in developing countries present significant opportunities. The Company intends to address these opportunities by partnering with NSPs and telecommunications equipment providers active in these markets and by forming an international sales force. The Company has recently introduced an Access System 2000 product for E1 access that is designed to meet international telecommunications standards.

  - Provide Highly Reliable Products. The Company's customers operate in an environment in which transmission reliability and availability are increasingly mission critical factors. The Company has adopted a formal total quality management process that integrates new product specifications, development, manufacturing, repair and service, which is intended to achieve high reliability of its products and services. The Company has been ISO 9001 certified since 1993.

PRODUCTS

Access System 2000

    Verilink's Access System 2000 is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. Access System 2000 products are designed for installation at the origination and termination points at which NSPs provide communications services to their corporate customers. A key element of the flexibility and adaptability of the Access System 2000 is its modular architecture which allows customers to access new services or expanded network capacity by installing new circuit cards. In addition, its Advanced Programmable Architecture allows certain functions of the Access System 2000's hardware to be configured through software downloads. The table below summarizes the Access System 2000 product line:

            ------------- ----------------------------------------------------- ------------------
                          VERILINK ACCESS SYSTEM 2000 PRODUCT LINE
            ------------- ----------------------------------------------------- ------------------
            Application             Description and General Features            List Price Range
            ------------- ----------------------------------------------------- ------------------
                          Accesses T1 lines for PBX, multiplexer and D4
                          channel banks
                CSU       Provides ESF performance monitoring capabilities           $2,800-5,000
                          Supports TDM applications
            ------------- ----------------------------------------------------- ------------------
                          Integrated DSU/CSU for frame relay and Internet
                          applications Accesses carrier-dedicated T1 and
                          fractional T1 facilities
              DSU/CSU     Supports data applications at low speeds and at            $2,900-5,700
                          multiple
                             56 Kbps/64 Kbps rates
            ------------- ----------------------------------------------------- ------------------
                          Aggregates multiple lower speed data ports onto a
                          single
               T1/E1         T1/E1 line
            Multiplexing  Supports V.35, RS449, E1A530 and other interfaces          $4,500-7,500
                          and
                             provides drop-and-insert capability
            ------------- ----------------------------------------------------- ------------------
                          Aggregates up to five RS-232 subrate data channels
              Subrate     Supports DS0A/DS0B formats
                and       Supports synchronous/asynchronous modes from 300           $4,500-7,500
                          bps to
            Multiplexing     19.2 Kbps
            ------------- ----------------------------------------------------- ------------------
                          Provides access to Switched Multimegabit Data
                          Service
                SMDS      Supports T1/T3 rates                                      $4,900-17,500
                          Intercarrier Interface for T3
            ------------- ----------------------------------------------------- ------------------
                          Provides bit-based inverse multiplexing for
                          high-speed data
              Inverse     Supports up to eight T1/E1s                               $9,500-17,500
            Multiplexing  Automatic line configuration
            ------------- ----------------------------------------------------- ------------------
                          Provides DS3 access for high-speed data applications
              DS3 DSU     Supports a single High-Speed Serial Interface              $6,400-9,100
                          In-band management capability
            ------------- ----------------------------------------------------- ------------------
             Automatic    Provides T1 transmission facility protection
                          switching
             Protection   User-defined protection groups                             $2,500-4,500
             Switching    Automatic or manual switching
            ------------- ----------------------------------------------------- ------------------
                          Provides ATM WAN access for data applications
                ATM*      Supports T1/E1 and T3/E3 and nxT1/E1                     $12,000-19,300
                          Interworking functions for frame relay or SMDS to
                          ATM
            ------------- ----------------------------------------------------- ------------------
               ISDN*      Provides ISDN-PRI access                                   $5,500-9,500
            ------------- ----------------------------------------------------- ------------------

* Currently under development. See "Risk Factors -- Dependence on Recently Introduced Products and Products Under Development."

    The Access System 2000 is accessed and controlled by the Access Manager 2000, a full-network monitoring system. The Access Manager 2000 facilitates remote configuration of node equipment and provides integral performance monitoring, diagnostics, test and maintenance capabilities for the entire network. Software downloads for product upgrades and modifications can be implemented remotely using the Access Manager 2000 or SNMP tools.

  Access System 2000 Applications

    NSPs use the Access System 2000 in a number of applications. The following are brief descriptions of some of the uses of the Access System 2000:

    Interexchange Carrier Frame Relay Network. In an interexchange carrier ("IXC") frame relay network, the Access System 2000 is located at the IXC's point of presence and is used to terminate T1 or fractional T1 circuits from frame relay subscribers. In this application, the Access System 2000 is used to concentrate frame relay traffic from multiple users, providing more efficient use of network ports on the carrier's frame relay switches or nodal processors. As a result, the carrier can achieve increased circuit utilization and decreased transmission costs.


    Internet Service Provider Network. In an Internet service provider ("ISP") network, the Access System 2000 is located at the ISP's network access point and provides access to high-speed transmission between the ISP's regional centers and its network operation center. The Access System 2000 provides high-bandwidth solutions through T3 and multiple T1 and E1 access that can improve network performance in a cost-effective manner.

    Personal Communications Service Network. In a new personal communication service ("PCS") network based on Code Division Multiple Access (CDMA), the Access System 2000 is being used to provide wireline access and termination. The Access System 2000, with its integrated access technology, is designed to be used by the service provider to connect to carrier-provided services, while providing channel grooming, performance monitoring and drop-and-insert functions at their mobile switching sites.

    Cellular Service Provider Network. In a cellular network, NSPs use T1 circuits for inter-site communications. The Access System 2000 is located at both the cell site and mobile switching center to provide cost-effective automatic T1 protection switching for critical inter-site traffic. In addition, the Access System 2000 offers management capabilities, and its small size makes it suitable for space-limited cell sites.

  Other Products and Services

    ConnecT DSU/CSU Products. The Company's ConnecT DSU/CSU line of products integrates the capabilities of T1 data service units ("DSUs") and channel service units ("CSUs"). They are designed to provide economical solutions for connecting LANs and geographically separated digital devices, including video teleconferencing equipment, mainframe computers, computer aided design and manufacturing (CAD/CAM) workstations and imaging systems. Verilink's ConnecT DSU/CSU products include the ConnecT1, a dual-port device with integrated DSU/CSU functions that allow users to interconnect digital applications operating at data rates from 56Kbps to T1, via the carrier network, and the ConnecT FT1, a cost-effective, single-port device that provides access to T1 and fractional T1 services.

    Extended Superframe ("ESF") Products. The Company's ESF CSU products interface data terminal equipment to a network facility and offer the full benefit of ESF performance measurement. The ESF CSU products can be controlled and monitored locally or remotely and are offered in a variety of configurations, ranging from a single T1 circuit to a multiline shelf accommodating up to 10 ESF CSUs.

    Line Interface Units. The Company's Line Interface Unit provides the interface needed to connect two T1 lines to a channel bank or voice multiplexer. The product is designed to enhance the management capabilities of network access equipment by providing T1 performance statistics. This product is purchased by RBOCs to upgrade the performance of their installed base of channel banks.

    Services. The Company offers its customers the option of purchasing extended services in addition to those provided under its standard product warranty. These extended services include product upgrades, software and on-site hardware maintenance and installation services, extended telephone support, on-site training and advanced equipment exchange.

CUSTOMERS

    The primary market for the Company's products is comprised of NSPs. The secondary market for the Company's products is comprised of large corporations with private networks. The following table sets forth a representative list of Verilink's NSP and corporate end user customers, and its resellers, in these markets.

                                  AT&T Wireless      Graybar
                                  Alamo Rent A Car   MCI
                                  Alltel Supply      Northern Telecom
                                  Ameritech          Nynex
                                  Anixter            QUALCOMM
                                  Bell South         Pacific Bell
                                  CompuServe         Rockwell International
                                  EDS                Southwestern Bell
                                  First Data Corp.   The Travelers Group

The Company's products are sold to a limited number of customers. See "Risk Factors -- Customer Concentration."

SALES AND MARKETING

    The Company sells its products primarily to NSPs and their large corporate end user customers through a direct sales force and through a number of non-exclusive resellers, including OEMs, VARs and distributors. The Company has focused its marketing strategy on leveraging existing, and developing new, key customer relationships in specific telecommunications market segments, including the WAN and remote LAN access, Internet access, and wireless access segments.

    An important element of the Company's marketing strategy of targeting key customer relationships is its direct sales efforts to such customers. Approximately 86% of the Company's sales during fiscal 1996 were derived through direct sales to such customers. A direct sales effort, supported by sales engineers who provide customers with pre- and post-sale technical and strategic assistance, allows the Company to gain a more in-depth knowledge of customers' network access requirements. The Company believes this knowledge helps it to build long-term relationships and alliances with key customers. The Company intends to increase the size of its direct sales and support organization. In order to service its targeted markets, the Company, as of June 30, 1996, had 11 sales people located in ten offices in major U.S. metropolitan areas, with an average of ten years of direct sales experience in the telecommunications field. The Company also has sales engineers located in most of its sales offices to assist customers in developing technology strategies and specific product plans, as well as provide technical assistance and support.

    Verilink's service and support program includes: a five-year product warranty; formal customer training programs; on-site installation and maintenance; free telephone support; complete repair, refurbishment and upgrade services with a committed ten-day turnaround; and local applications engineering support.

    In addition to its direct sales, the Company sells its products through VARs and distributors such as Anixter, Graybar and Alltel Supply. Approximately 14% of the Company's sales during fiscal 1996 were made to VARs and distributors. The Company's VARs and distributors have primarily sold the Company's single purpose network access products.

    To date, the Company has had minimal direct sales to international customers. The Company believes that the international market for network access solutions will experience increasing growth in the future. The Company's strategy is to increase and diversify its international sales through corporate relationships. The Company's Access System 2000 product has been designed to meet international telecommunications standards. See "Risk Factors -- Risks Associated With Entry into International Markets."

COMPETITION

    The market for network access and telecommunications equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments and emerging industry standards. The Company faces different competitive environments for its Access System 2000 products than for its single purpose network access products.

    The market for integrated access devices such as the Company's Access System 2000 is newly emerging and is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price/performance, support for multiple types of communications services, network management, reliability and safety, and quality of customer support. There can be no assurance that the Company's new products and products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications (both in Kentrox's own products and products supplied by Premisys Communications, Inc.) and Larscom, Inc., a subsidiary of Axel Johnson. As the Company develops new products for the Access System 2000 line, the Company expects to increasingly compete with Premisys. The Company expects additional competition from companies that are currently competitors in the markets for the Company's single purpose network access products, as such companies develop new products. In addition, the Company expects substantial competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation and Ascend Communications, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company believes that the market for its single purpose network access products is mature. The Company believes that the principal competitive factors in this market are price, installed base and quality of customer support. In this market, the Company primarily competes with Adtran, Inc., Digital Link, Kentrox and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's single purpose network access products. In addition, the Company anticipates that competitors and customers may develop products that could be used for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand for the Company's products. The Company does not expect to spend significant, if any, resources on research and development of its single purpose network access products. There can be no assurance that the Company's single purpose network access products will be competitive in the future. AT&T Paradyne Corporation, a company that had been a major customer in fiscal 1993, developed a product for use in applications addressed by one of the Company's single purpose network access products and subsequently substantially reduced orders for the Company's products.

    Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See "Risk Factors -- Competition."

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products. For the past several years, product development activities have emphasized expansion of features and functionality for the Access System 2000 product family. The Company's product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internetworking industries.

    The Company expects that it will continue to expend significant resources for product development of specific applications such as ISDN and ATM as well as to respond to market demand and new service offerings from network service providers. These applications are targeted for release in fiscal 1997. The Company is also developing an application for analog voice transmission.


    During fiscal 1996, 1995 and 1994, total research and development expenditures were $7.0 million, $6.5 million and $6.0 million, respectively. All research and development expenses are charged to expense as incurred. As of June 30, 1996, 53 full-time employees were engaged in product development.


    The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as SMDS, ATM and ISDN. Further, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements.

MANUFACTURING AND QUALITY

    The Company's manufacturing operations consist primarily of material requirements planning, materials procurement and final assembly, test and quality control of subassemblies and systems. The Company performs virtually all aspects of its manufacturing process at its San Jose facility, with the exception of printed circuit board assembly. A local contract manufacturer performs printed circuit board assembly with parts sourced by Verilink. This control of the manufacturing process enables the Company to implement quality control and continuous process improvement techniques and methods, including failure mode analysis, statistical process control and the use of quality improvement teams. In addition, the Company has extended these quality control techniques to certain suppliers by teaching and assisting them to implement such techniques as statistical process control and just-in-time parts delivery. The Company has been ISO 9001 certified since 1993. ISO 9000 is an international quality certification process, developed in the European Common Market and adopted by the United States as the method by which companies can demonstrate the functionality of their quality system. Verilink obtained such certification through an independent third party, with ongoing audits on a semi-annual basis.

    On-time delivery of the Company's products is dependent upon the availability of quality components and subsystems used in its products. The Company depends upon a subcontractor to assemble printed circuit boards used in its products in a timely and satisfactory manner. The Company obtains several components, and licenses certain embedded software, from single sources. Although the Company believes that, in each case, either an alternative supplier is available or the product can be redesigned to incorporate a different component, significant interruption in the delivery of any such item could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's orders frequently require delivery quickly after placement of the order. Because the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System 2000 technology. The Company is not currently aware of any material past infringement on its technology by third parties. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that the Company's patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. The Company has also entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of the Company's technology and products more likely.

    The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to the

Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may issue which relate to fundamental technologies incorporated into the Company's products. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for all expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected.

EMPLOYEES

    At June 30, 1996, Verilink had 171 full-time employees of whom 53 were primarily engaged in research and development, 50 in manufacturing and quality control, 38 in sales and marketing, 13 in field service and 17 in administration and finance. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. During the fourth quarter of fiscal 1996 the Company employed approximately 11 temporary and contract employees.

BACKLOG

    Backlog includes all unshipped orders for which the Company has received a firm purchase order. Orders for the Company's products are usually placed by customers on an as-needed basis and the Company has typically been able to ship these products within 30 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of sales in any future period. The Company's backlog as of June 30, 1995 and June 30, 1996 was approximately $1.6 million and $9.6 million, respectively.

                                  RISK FACTORS

    Forward-looking Statements. This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the Company's plans to introduce ISDN and ATM functionality on the Access System 2000 platform and the timing of such introduction, the Company's expectation that the percentage of its sales represented by Access System 2000 products will increase, and the Company's plans to develop new products, expand its sales force, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in the corporate use of the Internet, deregulation and increased competition, the introduction of a wide range of new communication services and technologies (including the potential deployment of ATM and wireless product and service developments) and growth in the international market for network access solutions. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the other sections of this Report on Form 10-K. The forward-looking statements are made as of the date of this Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Report to Stockholders.

    Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for the Company's Access System 2000 product line. The Access System 2000 product line represented approximately 70% of sales in fiscal year 1996. Increased market acceptance of the Company's Access System 2000 products is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before they can be made commercially available by the Company. The Company has in the past experienced delays in the introduction of Access System 2000 product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient numbers of qualified personnel and unforeseen technical obstacles, as well as to changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's Access System 2000 products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses. See "-- Need to Expand Sales Organization," "Business -- Products" and "Business -- Research and Development."

    Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1995, MCI and CompuServe each accounted for 14% of the Company's sales and the Company's top five customers accounted for 47% of sales. In fiscal 1994, MCI accounted for 20% of the Company's sales, and the Company's top five customers accounted for 46% of sales. Other than MCI and CompuServe, no customer accounted for more than 10% of the Company's revenue in fiscal 1996 or fiscal 1995. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from year to year. In some cases, major customers have abruptly terminated purchases of the Company's products. For example, sales of the Company's single purpose network access products to AT&T Paradyne represented 24% of sales in fiscal 1993, but declined to 11% and 2% of sales in fiscal 1994 and 1995, respectively, due to the decision by AT&T Paradyne to focus its sales efforts on competing products developed within the AT&T organization. In addition, sales to Stratacom, Inc. for provision of network management capabilities in a system sold to another AT&T business unit accounted for 9% of the Company's sales during fiscal 1995. Sales to Stratacom ceased during the second half of fiscal 1995 due to the decision by such AT&T business unit to internally provide such management functionality in its system. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "-- Competition," "Business -- Customers" and "Business -- Sales and Marketing."

    Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. Recently, the Company has experienced large fluctuations in sales from quarter to quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Sales to MCI and CompuServe, the Company's two largest current customers, have varied by as much as $1 million and $700,000, respectively, between consecutive quarters, and sales to other current customers have also varied by as much as $800,000 from quarter to quarter.

    Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by other vendors of components in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "-- Customer Concentration," and "-- Dependence on Component Availability and Key Suppliers."

    The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve its sales objective, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. The Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and could have an adverse effect on the Company's business, financial condition and results of operations in the periods in which the inventory is reduced.

    The Company's industry is characterized by declining prices of existing products, therefore continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions, such as price reductions, volume discounts, or provision of services at below-market rates. These actions could materially and adversely affect the Company's operating results.

    Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers or its competitors, delays in new product introductions by the Company, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event the price of the Company's Common Stock would likely be materially and adversely affected. See "-- Potential Volatility of Stock Price" and "Business -- Research and Development."

    Need to Expand Sales Organization. Currently the Company sells its products to a small number of customers through a relatively small sales force. The Company's strategy is to distribute its products to a broader customer base, which will require the Company to significantly expand its sales force. There can be no assurance that the Company will be able to recruit, train, motivate and manage additional qualified sales personnel with the requisite experience and knowledge. Availability of qualified sales personnel is limited, and competition for experienced sales personnel in the network access and telecommunications equipment industries is intense. The failure to timely expand the Company's sales force could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Customer Concentration," "-- Management of Growth" and "-- Dependence on Key Personnel."

    Dependence on Component Availability and Key Suppliers. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends in part upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains several components and licenses certain embedded software from single sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements for any such components. The Company generally does not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. The Company has no current plans to significantly expand its supplier base.

    Purchase orders from the Company's customers frequently require delivery quickly after placement of the order. Because the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Fluctuations in Quarterly Operating Results" and "Business -- Manufacturing and Quality."

    Competition. The market for network access and telecommunications equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments and emerging industry standards. The Company faces different competitive environments for its Access System 2000 products than for its single purpose network access products.

    The market for integrated access devices such as the Company's Access System 2000 is newly emerging and is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price/performance, support for multiple types of communications services, network management, reliability and safety, and quality of customer support. There can be no assurance that the Company's new products and products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link, Kentrox (both in Kentrox's own products and products supplied to Kentrox by Premisys), and Larscom. As the Company develops new products for the Access System 2000 line, the Company expects to increasingly compete with Premisys. The Company expects additional competition from companies that are currently competitors in the market for the Company's single purpose network access products, as such companies develop new products. In addition, the Company expects competition from companies in the computer networking market and other related markets such as Newbridge Networks and Ascend Communications. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company believes that the market for its single purpose network access products is mature. The Company believes that the principal competitive factors in this market are price, installed base and quality of customer support. In this market, the Company primarily competes with Adtran, Digital Link, Kentrox and Larscom. There can be no assurance that such companies or other competitors will not introduce new products at a lower price and/or that provide greater functionality than the Company's single purpose network access products. In addition, the Company anticipates that competitors and customers may develop products that could be used for selected applications for which the Company's products are currently provided. Successful, timely development of such products could reduce the level of demand for the Company's products. The Company does not expect to spend significant resources, if any, on research and development of its single purpose network access products. There can be no assurance that the Company's single purpose network access products will be competitive in the future. AT&T Paradyne, a company that had been a major customer in fiscal 1993, developed a product for use in applications addressed by one of the Company's single purpose network access products and subsequently substantially reduced orders for the Company's products.

    Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See "Business -- Competition" and "Business -- Research and Development."

    Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as SMDS, ATM and ISDN. Further, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements. See "-Dependence on Recently Introduced Products and Products under Development" and "Business -- Research and Development."

    Management of Growth. The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations. In particular, the Company intends to increase its sales, marketing and support staff. These increases will result in increased responsibilities for management. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Need to Expand Sales Organization," "-- Dependence on Key Personnel," "Business -- Employees."


    Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company's products. Standards for new services such as frame relay and ATM are still evolving. As these standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services. Tariff rates, whether determined by network service providers or in response to regulatory directives, may affect the cost effectiveness of deploying communication services. Such policies also affect demand for telecommunications equipment, including the Company's products.

    Risks Associated With Entry into International Markets. The Company has had minimal direct sales to international customers to date. The Company has little experience in international markets, but intends to expand the sales of its products outside of the United States and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Sales and Marketing."

    Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may issue which relate to fundamental technologies incorporated into the Company's products. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities, generally without limitation, resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business -- Intellectual Property and Other Proprietary Rights."

    Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System 2000 technology. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that the Company's patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. The Company has also entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of the Company's technology and products more likely. See "Business -- Intellectual Property and Other Proprietary Rights."

    Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel, including Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. The Company does not maintain key man life insurance on any of such persons and none of such persons has an employment agreement with the Company, except for insurance on and contracts with Mr. Belden and Mr. Taylor. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Management of Growth," "Business -- Employees."

    Control of the Company; Antitakeover Effects of Certain Charter Provisions. The current officers, directors and holders of five percent or more of the Company's Common Stock own approximately 53% of the outstanding Common Stock. Accordingly, these stockholders, if they were to act as a group, would be able to elect all of the Company's directors, increase the authorized capital and otherwise control the policies of the Company. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's Common Stock.

    Potential Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. The Company's sales or operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. These Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

    Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market after the date of this Report on Form 10-K could adversely affect the prevailing market price of the Common Stock. As of September 11, 1996, there were approximately 13,147,746 shares of Common Stock outstanding. Beginning 180 days after June 10, 1996, approximately 2,671,758 shares, which are "restricted" shares ("Restricted Shares") under the Securities Act of 1933, as amended (the "Securities Act"), will first become eligible for sale in the public market pursuant to Rules 144 and 701 promulgated under the Securities Act, as a result of the expiration of certain lock-up agreements with the Company's underwriters, or due to a combination of the foregoing. Of the Restricted Shares that will first become eligible for sale in the public market approximately 180 days after June 10, 1996, approximately 848,000 shares will be subject to certain volume limitations and other resale restrictions pursuant to Rule 144. Beginning 270 days after June 10, 1996, approximately 4,812,838 additional shares will become eligible for sale subject to the provisions of Rule 144 upon the expiration of agreements not to sell such shares entered into between the Company's underwriters and such stockholders. In addition, options to purchase an additional approximately 318,014 shares will be vested and exercisable, and the shares issuable upon exercise thereof eligible for sale 180 days following June 10, 1996, upon expiration of certain lock-up agreements. In addition, the Commission has proposed revisions to Rule 144 and Rule 144(k), the effect of which would be to shorten the holding period under Rule 144 from two years to one year and to shorten the holding period under Rule 144(k) from three years to two years. If enacted, these proposed revisions would increase, potentially substantially, the number of shares that would be available for sale in the public market 180 days after June 10, 1996. Any shares subject to lock-up agreements may be released at any time without notice by Hambrecht & Quist LLC.

    The Company has filed a registration statement on Form S-8 registering approximately 1,524,498 shares of Common Stock reserved for issuance under its Amended and Restated 1993 Stock Option Plan and 300,000 shares of Common Stock reserved for issuance under its Employee Stock Purchase Plan. Shares of Common Stock issued pursuant to these plans will be available for sale in the public market, subject to expiration of the lock-up agreement with the Company's underwriters and to Rule 144 volume limitations applicable to affiliates.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal administrative, engineering and manufacturing facility is located in a building containing approximately 55,000 square feet located in San Jose, California. The Company leases this building through April 2001 from a partnership which is comprised of Leigh S. Belden and Steven C. Taylor. The Company believes this lease was made on terms that are no less favorable to the Company than would have been obtained from unaffiliated third parties. The Company believes its current facility is suitable for and adequate to support its present level of operations and believes that future growth can be accommodated by leasing additional space near this facility.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any material legal actions. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In April 1996, in connection with the Company's initial public offering, stockholders holding more than two-thirds of the outstanding voting stock of the Company approved by written consent: (1) to amend the Company's Certificate of Incorporation to (i) authorize an additional 30,000,000 shares of Common Stock for a total of 40,000,000 shares (post-split) and an additional 999,000 shares of undesignated Preferred Stock for a total of 1,000,000 shares, (ii) to provide for a classified Board of Directors divided into three classes of directors serving staggered three-year terms, (iii) to effect a two-for-one forward split of the outstanding Common Stock of the Company, (2) to amend the Company's Amended and Restated Bylaws to effect the foregoing resolutions, (3) to further amend the Company's Amended and Restated 1993 Stock Option Plan to increase the shares reserved thereunder by an additional 500,000 shares (post-split) and to make certain other changes to conform the Amended and Restated 1993 Stock Option Plan to comply with rules applicable to companies registered under the Securities Exchange Act of 1934, as amended, and (4) to adopt the 1996 Employee Stock Purchase Plan.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of September 11, 1996 the Company had 132 stockholders of record and on September 11, 1996 the high and low prices of the Company's Common Stock were $22.88 and $22.50, respectively. The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future. In addition, the Company's existing loan agreement prohibits the Company from paying cash dividends without the lender's consent. The information regarding the market price range of the Company's Common Stock during the fourth quarter of fiscal 1996 is incorporated by reference to the portion of the Company's 1996 Annual Report to Stockholders under the caption "Common Stock Profile."


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is incorporated by reference to the same-captioned portion of the Company's 1996 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the same-captioned portion of the Company's 1996 Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Price Waterhouse LLP, Independent Accountants, and the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Verilink Corporation are incorporated by reference to the same-captioned portions of the Company's 1996 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

     1.  Financial Statements.

         The following consolidated financial statements of Verilink Corporation are incorporated by reference to the same-captioned portions of the Company's 1996 Annual Report to Stockholders:

              Consolidated Balance Sheets - June 30, 1996 and 1995

              Consolidated Statements of Operations - Years Ended June 30, 1996, 1995 and 1994

              Consolidated Statements of Cash Flow - Years Ended June 30, 1996, 1995, and 1994

              Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements

         The Report of Price Waterhouse LLP, Independent Accountants is incorporated by reference to the same-captioned portion of the Company's 1996 Annual Report to Stockholders.

     2.  Financial Statement Schedules


         Report of Independent Accountants on Financial Statement Schedule (reference is made to page 24)

         Schedule II -- Valuation and Qualifying Accounts (reference is made to page 25)


         Schedules other than that listed above have been omitted since they are not required or are not applicable or the required information is shown in the consolidated financial statements or related notes.

     3.  Exhibits.

         3.1          Registrant's Amended and Restated Certificate of
                      Incorporation. (1)

         3.2          Registrant's  Amended and Restated Bylaws. (1)

         4.1          Reference is made to Exhibits 3.1 and 3.2.

         10.1 Common Stock and Option Purchase Agreement, dated as of June 27, 1985 between the Registrant and the stockholders set forth herein, and Standstill Agreement dated as of November 15, 1989 between the Registrant, TA Associates, and the stockholders set forth therein. (1)

         10.2 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors. (1)

         10.3*        Employment Agreement between the Registrant and Leigh S.
                      Belden dated as of April 16, 1986. (1)

         10.4*        Employment Agreement between the Registrant and Steven C.
                      Taylor dated as of April 16, 1986. (1)

         10.5* Executive Incentive Compensation Agreement between the Registrant and Timothy G. Conley dated as of July 1, 1995.
                      (1)

         10.6* Executive Incentive Compensation Agreement between the Registrant and James G. Regel dated as of July 1, 1995.
                      (1)

         10.7 Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of September 16, 1993. (1)

         10.8 Promissory Notes of Timothy G. Conley in favor of the Registrant dated as of November 16, 1995 and January 2, 1996. (1)

         10.9 Promissory Note of James G. Regel in favor of the Registrant dated as of January 1, 1996. (1)

         10.10 Promissory Note of Henry L. Tinker in favor of the Registrant dated as of November 16, 1995. (1)

         10.11 Promissory Note of Howard Oringer in favor of the Registrant dated as of January 2, 1996. (1)

         10.12 Lease Agreement between the Registrant and Baytech Associates, a California general partnership, dated February 27, 1986, and Memorandum of Lease Modification dated January 22, 1987. (1)

         10.13+ Software License Agreement between the Registrant and Integrated Systems, Inc. dated January 27, 1993, as amended. (1)

         10.14* Registrant's Amended and Restated 1993 Stock Option Plan, including forms of agreements thereunder. (1)

         10.15* Form of Registrant's 1996 Employee Stock Purchase Plan, including forms of agreements thereunder. (1)

         11.1         Statement regarding calculation of net income per share.

         13.1         Annual Report to Stockholders.

         23.1         Consent of Price Waterhouse LLP.

         27.1         Financial Data Schedule.

(b)      Reports on Form 8-K.

         N/A

         -----------------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-4010), which became effective on June 10, 1996.

*      Management contracts or compensatory plans or arrangements.

+      Confidential treatment granted as to portions of this exhibit.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Verilink Corporation

         Our audits of the consolidated financial statements referred to in our report dated July 19, 1996 appearing in the 1996 Annual Report to Stockholders of Verilink Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Jose, California
July 19, 1996

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                               INVENTORY RESERVES

                                 (in thousands)

                                                        Year Ended June 30,
                                                        -------------------
                                                    1996         1995       1994
                                                   -----        -----       -----
Balance at beginning of period                     $ 819        $ 814       $ 640
Additions charged to statement of operations          --            5         174
Deductions from reserves                            (161)          --          --
                                                   -----        -----       -----
Balance at end of period                           $ 658        $ 819       $ 814
                                                   =====        =====       =====

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Verilink Corporation


September 27, 1996           By: /s/ Leigh S. Belden
                                 ---------------
                                 Leigh S. Belden
                                 President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                               Title                                    Date
        ---------                                               -----                                    ----
/s/  Leigh S. Belden                 President, Chief Executive Officer and Director (Principal     September 27, 1996
     ---------------                 Executive Officer)
     Leigh S. Belden


/s/  Timothy G. Conley               Vice President, Finance and Chief Financial Officer            September 27, 1996
     ---------------                 (Principal Financial and Accounting Officer)
     Timothy G. Conley

/s/  Howard Oringer                  Chairman of the Board of Directors                             September 27, 1996
     --------------
     Howard Oringer

/s/  Steven C. Taylor                Chief Technical Officer,                                       September 27, 1996
     -----------------               Vice Chairman of the Board of Directors
     Steven C. Taylor


/s/  David L. Lyon                   Director                                                       September 27, 1996
     ---------------
     David L. Lyon
