Form 10-Q
period 1996-09-30
VERILINK CORP
filed 1996-11-14
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 0-19360



                             VERILINK CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                                  94-2857548
------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)




         145 BAYTECH DRIVE, SAN JOSE, CALIFORNIA                 95134
------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


                                 408-945-1199
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

The number of shares outstanding of the issuer's common stock as of November 12, 1996 was 13,165,614.

                                     INDEX
                              VERILINK CORPORATION
                                   FORM 10-Q


PART I.          FINANCIAL INFORMATION                                                                PAGE NO.
-------          ---------------------                                                                --------

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets at                                                 3
                 September 30, 1996 and June 30, 1996

                 Condensed Consolidated Statements of Income for the three months                         4
                 ended September 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows for                                      5
                 the three months ended September 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements                                     6

Item 2.          Management's Discussion and Analysis of                                                  7
                 Financial Condition and Results of Operations


PART II.         OTHER INFORMATION
--------         -----------------

Item 6.          Exhibits and Reports on Form 8-K                                                        16


SIGNATURES                                                                                               17
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              VERILINK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                            September 30,      June 30,
                                                            ------------     -----------
                                                                 1996            1996
                                                            ------------     -----------
                                                             (unaudited)
                                       ASSETS


Current assets:
  Cash and cash equivalents                                    $34,577       $40,542
  Short-term investments                                         7,871             -
  Accounts receivable, net                                       5,575         6,182
  Inventories                                                    5,684         4,952
  Deferred tax assets                                              815           815
  Other current assets                                             350           508

      Total current assets                                      54,872        52,999
                                                            ----------     ---------
Property and equipment, net                                      1,975         1,530
Deferred tax assets                                                613           613
                                                            ----------      --------
Other assets                                                       133            76

      Total assets                                             $57,593       $55,218
                                                              ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $2,178        $2,199
  Accrued expenses                                               5,006         4,945

  Income taxes payable                                           1,657           840
                                                              --------      --------
      Total current liabilities                                  8,841         7,984

Stockholders' equity                                            48,752        47,234
                                                              --------      --------
      Total liabilities and stockholders' equity               $57,593       $55,218
                                                              ========      ========

The accompanying notes are an integral part of these financial statements.

                              VERILINK CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)


                                                   Three Months Ended
                                                      September 30,
                                                   -------------------
                                                   1996           1995
                                                   ----           ----
Sales                                             $14,676         $9,505
Cost of sales                                       7,122          4,608
                                                  -------        -------
    Gross profit                                    7,554          4,897
                                                  -------        -------
Operating expenses:
  Research and development                          2,044          1,608
  Selling, general and                              3,606          2,539
                                                  -------        -------
    Total operating expenses                        5,650          4,147
                                                  -------        -------

Income from operations                              1,904            750
Interest and other income, net                        470             22
                                                  -------        -------
Income before income taxes                          2,374            772
Provision for income taxes                            926            309
                                                  -------        -------
Net income                                         $1,448           $463
                                                  =======        =======
Net income per share                                $0.10          $0.04
                                                  =======        =======

Shares used to compute net
  income per share                                 14,350         10,837
                                                  =======        =======


The accompanying notes are an integral part of these financial statements.

                              VERILINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                   ----------------------
                                                                    1996            1995
                                                                   ------          ------
Cash flows from operating activities:
     Net income                                                    $1,448           $463
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                 238            209
        Deferred compensation related to stock options                 57             --
        Changes in assets and liabilities:
            Accounts receivable                                       607             14
            Inventories                                              (732)          (745)
            Other assets                                              101           (159)
            Accounts payable                                          (21)          (186)
            Accrued expenses                                           61             44
            Income taxes payable                                      817            526
                                                                  -------         ------
               Net cash provided by
                   operating activities                             2,576            166
                                                                  -------         ------
Cash flows from investing activities:
     Purchase of property and equipment                              (675)           (98)
     Purchase of short-term investments                            (7,871)             --
                                                                   ------         ------
        Net cash used in investing activities                      (8,546)           (98)
                                                                   ------         ------
Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net                        5              --
     Repurchase of Common Stock                                         --           (15)
     Repayment of long-term debt                                        --           (42)
                                                                    ------        ------

        Net cash provided by (used in) financing activities             5            (57)
                                                                   ------         ------
Net increase (decrease) in cash and cash equivalents               (5,965)            11

Cash and cash equivalents at beginning of period                   40,542          3,243
                                                                  -------         ------
Cash and cash equivalents at end of period                        $34,577         $3,254
                                                                  =======         ======
Supplemental disclosures:
     Cash paid (refund) for income taxes                              109           (217)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.  Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 30, 1997. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)


                                                     September 30,      June 30,
                                                     -------------      ---------
                                                          1996            1996
                                                     -------------      ---------
                 Raw materials                           $2,856          $2,999
                 Work-in-process                          1,265             831
                 Finished goods                           2,220           1,780
                                                         ------          ------
                                                          6,341           5,610
                 Less inventory reserves                   (657)           (658)
                                                         ------          ------
                                                         $5,684          $4,952
                                                         ======          ======




NOTE 3.  Lease Commitments

         The Company leases its principal facility from Baytech Associates (Baytech) under an operating lease which expires in April 2001. Baytech is owned by the Company's two principal stockholders who are officers and directors of the Company. In September 1996, the Company entered into a new lease agreement (Agreement) with Baytech to sublease additional operating facilities under terms and conditions reflecting prevailing market conditions at that time. The principal terms of the Agreement result in future annual minimum lease payments of approximately $168,000 beginning December 1996 through November 2001 and additional annual payments of $367,000 beginning between September 1997 and December 1998, depending on the timing of additional space utilization. As a part of the Agreement, the Company has agreed to assume performance responsibility under the primary lease agreement between Baytech and its lessor in the event Baytech is unable to do so.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General

         Verilink Corporation develops, manufactures and markets integrated access products for telecommunications network service providers and corporate end users. Verilink designed the Access System 2000 with modular hardware and the Company's software-based Advanced Programmable Architecture(TM) to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, frame relay and SMDS services, with ATM and ISDN products under development.

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

         The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

Quarter Ended September 30, 1996 compared with Quarter Ended September 30, 1995

         Sales. Sales increased by 54% to $14,676,000 in the quarter ended September 30, 1996 from $9,505,000 in the quarter ended September 30, 1995.
The increase in total sales resulted primarily from increased sales of the Company's Access System 2000 product line which increased to $11,199,000 or 76% of total sales in the quarter ended September 30, 1996. This compares with $6,458,000 or 68% of total sales in the quarter ended September 30, 1995.
Sales to the Company's five largest customers during the quarter ended September 30, 1996 were $9,616,000 or 65% of total sales as compared with sales of $5,714,000 or 60% of total sales for the five largest customers during the quarter ended September 30, 1995.

         Gross Profit.   Gross profit increased to $7,554,000 in the quarter
ended September 30, 1996 from $4,897,000 in the prior year quarter primarily due to an increase in sales levels. As a percentage of sales, gross profit remained constant at 51.5% in each quarter. Although the Company experienced an improvement in the percentage related to manufacturing costs in the quarter ended September 30, 1996 as compared with the prior year quarter, the benefit was offset by increased material costs due to changes in product mix.

         Research and Development. Research and development expense was $2,044,000 or 13.9% of sales in the quarter ended September 30, 1996 as compared with $1,608,000 or 16.9% of sales in the corresponding prior year quarter. The increased expense of $436,000 between quarters was primarily related to salaries and other personnel-related expenses due to an increased staffing level. Research and development expense declined as a percentage of sales due to the increased sales levels between the comparable quarterly periods. The Company believes that a significant level of investment in product development is required to remain competitive and, accordingly, anticipates that research and development will continue to increase in amount during the remainder of fiscal 1997.

         Selling, general and administrative. Selling, general and administrative expense was $3,606,000 or 24.6% of sales in the quarter ended September 30, 1996 as compared with $2,539,000 or 26.7% of sales in the same quarter a year ago. The increase in expense levels between periods was primarily attributable to personnel-related expenses such as salaries and benefits in the sales and marketing functions due to increased staff levels and also due to a higher level of commission expense due to increased sales. The Company expects selling, general and administrative expense to increase in the future due to expenses associated with an increased sales force and related increases in marketing and support staff as well as increased administrative expenses related to public company reporting requirements.

         Interest and Other Income. Net interest and other income increased to $470,000 in the quarter ended September 30, 1996 from $22,000 in the comparable prior year quarter primarily as a result of the interest earned on the net proceeds from the Company's initial public offering which was completed in June 1996.

         Provision for Income Taxes. The provision for income taxes of $926,000 for the quarter ended September 30, 1996 represents a combined estimated Federal and state effective tax rate of 39%, a rate which approximates the statutory tax rate. The tax provision of $309,000 for the quarter ended September 30, 1995 represented an estimated effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company raised $36.8 million through its initial public offering of common stock in June 1996. Prior to the offering, the primary source of financing for the Company had been cash flow from operations. In addition, the Company had used proceeds from the private sale of equity securities and bank borrowings to support its operations, acquire capital equipment and finance inventory and accounts receivable growth.

         The Company generated $2,576,000 of cash from operations during the quarter ended September 30, 1996 primarily due to increased profitability. Accounts receivable declined by $607,000 from June 1996 primarily due to the timing of shipments and collections during the quarter. The Company expects receivable balances to increase in the future due to expected sales growth and possible changes in the timing of shipments and collections. Inventory increased by $732,000 to meet demand for the Company's products and the Company believes that such balances are likely to further increase to support anticipated future demand. Income taxes payable increased by $817,000 primarily due to estimated taxes on earnings during the quarter not yet due and payable.

         Investment activities during the quarter ended September 30, 1996 included the purchase of short-term investments of $7,871,000. These investments are placed in highly rated commercial paper and tax-free municipal securities. The Company expects to significantly increase capital expenditures, to approximately $6.0 to $7.0 million, during the fiscal year ending June 30, 1997 primarily for leasehold improvements and computer and test equipment. Investment activities during the quarter ended September 30, 1996 included capital expenditures of $675,000 for such items.

         At June 30, 1996, the Company had cash and cash equivalents of $34,577,000, short-term investments of $7,871,000 and an unused line of credit of $2,000,000. The Company believes that its existing cash, cash equivalents and short-term investments, along with anticipated funds from operations, will satisfy the Company's cash needs through at least the next twelve months.

RISK FACTORS

         Forward-looking Statements. This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include the Company's expected sales growth, anticipated expense levels for research and development, selling, general and administrative, and capital expenditures, and the Company's expectations regarding receivables, inventory balances, liquidity and anticipated cash needs under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Report to Stockholders.

         Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for the Company's Access System 2000 product line. The Access System 2000 product line represented approximately 70% of sales in fiscal year 1996. Increased market acceptance of the Company's Access System 2000 products is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before they can be made commercially available by the Company. The Company has in the past experienced delays in the introduction of Access System 2000 product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient numbers of qualified personnel and unforeseen technical obstacles, as well as to changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's Access System 2000 products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses. See "-- Need to Expand Sales Organization."

         Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1995, MCI and CompuServe each accounted for 14% of the Company's sales and the Company's top five customers accounted for 47% of sales. In fiscal 1994, MCI accounted for 20% of the Company's sales, and the Company's top five customers accounted for 46% of sales. Other than MCI and CompuServe, no customer accounted for more than 10% of the Company's revenue in fiscal 1996 or fiscal 1995. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from year to year. In some cases, major customers have abruptly terminated purchases of the Company's products. For example, sales of the Company's single purpose network access products to AT&T Paradyne represented 24% of sales in fiscal 1993, but declined to 11% and 2% of sales in fiscal 1994 and 1995, respectively, due to the decision by AT&T Paradyne to focus its sales efforts on competing products developed within the AT&T organization. In addition, sales to Stratacom, Inc. for provision of network management capabilities in a system sold to another AT&T business unit accounted for 9% of the Company's sales during fiscal 1995. Sales to Stratacom ceased during the second half of fiscal 1995 due to the decision by such AT&T business unit to internally provide such management functionality in its system. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "-- Competition."

         Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. Recently, the Company has experienced large fluctuations in sales from quarter to quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Sales to MCI and CompuServe, the Company's two largest current customers, have varied by as much as $1.0 million and $700,000, respectively, between consecutive quarters, and sales to other current customers have also varied by as much as $1.0 million from quarter to quarter.

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

         Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers or its competitors, delays in new product introductions by the Company, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, it is possible that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event the price of the Company's Common Stock would likely be materially and adversely affected. See "-- Potential Volatility of Stock Price."

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

         Purchase orders from the Company's customers frequently require delivery quickly after placement of the order. Because the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Fluctuations in Quarterly Operating Results."

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

         The market for integrated access devices such as the Company's Access System 2000 is newly emerging and is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price/performance, support for multiple types of communications services, network management, reliability and safety, and quality of customer support. There can be no assurance that the Company's new products and products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications (both in Kentrox's own products and products supplied to Kentrox by Premisys Communications, Inc.), and Larscom, Inc., a subsidiary of Axel Johnson. As the Company develops new products for the Access System 2000 line, the Company expects to increasingly compete with Premisys. The Company expects additional competition from companies that are currently competitors in the market for the Company's single purpose network access products, as such companies develop new products. In addition, the Company expects competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation and Ascend Communications, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

         Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as SMDS, ATM and ISDN. Further, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements. See "-- Dependence on Recently Introduced Products and Products under Development."

         Management of Growth. The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations. In particular, the Company intends to increase its sales, marketing and support staff. These increases will result in increased responsibilities for management. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Need to Expand Sales Organization," "-- Dependence on Key Personnel."

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

         Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel, including Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. The Company does not maintain key man life insurance on any of such persons and none of such persons has an employment agreement with the Company, except for insurance on and contracts with Mr. Belden and Mr. Taylor. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Management of Growth."

         Control of the Company; Antitakeover Effects of Certain Charter Provisions. The current officers, directors and holders of five percent or more of the Company's Common Stock own approximately 43% of the outstanding Common Stock. Accordingly, these stockholders, if they were to act as a group, would be able to elect all of the Company's directors, increase the authorized capital and otherwise control the policies of the Company. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's Common Stock.

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

         Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock in the public market after the date of this Report on Form 10-Q could adversely affect the prevailing market price of the Common Stock. As of November 12, 1996, there were 13,165,614 shares of Common Stock outstanding. Beginning 180 days after June 10, 1996, approximately 2,671,758 shares, which are "restricted" shares ("Restricted Shares") under the Securities Act of 1933, as amended (the "Securities Act"), will first become eligible for sale in the public market pursuant to Rules 144 and 701 promulgated under the Securities Act, as a result of the expiration of certain lock-up agreements with the Company's underwriters, or due to a combination of the foregoing. Of the Restricted Shares that will first become eligible for sale in the public market approximately 180 days after June 10, 1996, approximately 848,000 shares will be subject to certain volume limitations and other resale restrictions pursuant to Rule 144. Beginning 270 days after June 10, 1996, approximately 4,812,838 additional shares will become eligible for sale subject to the provisions of Rule 144 upon the expiration of agreements not to sell such shares entered into between the Company's underwriters and such stockholders. In addition, options to purchase an additional approximately 318,014 shares will be vested and exercisable, and the shares issuable upon exercise thereof eligible for sale 180 days following June 10, 1996, upon expiration of certain lock-up agreements. In addition, the Commission has proposed revisions to Rule 144 and Rule 144(k), the effect of which would be to shorten the holding period under Rule 144 from two years to one year and to shorten the holding period under Rule 144(k) from three years to two years. If enacted, these proposed revisions would increase, potentially substantially, the number of shares that would be available for sale in the public market 180 days after June 10, 1996. Any shares subject to lock-up agreements may be released at any time without notice by Hambrecht & Quist LLC.

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

                            PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VERILINK CORPORATION


November 13, 1996                    By:  /s/ Timothy G. Conley
                                       ----------------------------------------
                                       Timothy G. Conley,
                                       Vice President, Finance and Chief
                                       Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)

                            VERILINK CORPORATION

                             INDEX TO EXHIBITS


Exhibit     Description
-------     -----------

27.1        Financial Data Schedule