Form 10-Q
period 1996-12-31
VERILINK CORP
filed 1997-02-13
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 0-19360



                              VERILINK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                               94-2857548
--------------------------------------------------------------------------------
                (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization)             Identification No.)


            145 BAYTECH DRIVE, SAN JOSE, CALIFORNIA           95134
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


               408-945-1199
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  .  No       .
    ----       ----
The number of shares outstanding of the issuer's common stock as of January 31, 1997 was 13,389,173.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q

PART I.                      FINANCIAL INFORMATION                                                      PAGE NO.

Item 1.                      Financial Statements

                             Condensed Consolidated Balance Sheets at                                    3
                             December 31, 1996 and June 30, 1996

                             Condensed Consolidated Statements of Income for the three                   4
                             and six months ended December 31, 1996 and 1995

                             Condensed Consolidated Statements of Cash Flows for                         5
                             the six months ended December 31, 1996 and 1995

                             Notes to Condensed Consolidated Financial Statements                        6

Item 2.                      Management's Discussion and Analysis of                                     7
                             Financial Condition and Results of Operations


PART II.                     OTHER INFORMATION

Item 6.                      Exhibits and Reports on Form 8-K                                           16


SIGNATURES                                                                                              17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                    VERILINK CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands)


                                                                December 31,   June 30,
                                                                 -----------   --------
                                                                    1996         1996
                                                                  ---------    -------
                                                                 (Unaudited)

                                         ASSETS

Current assets:
  Cash and cash equivalents                                        $40,136     $40,542
  Short-term investments                                             3,461          --
  Accounts receivable, net                                           5,741       6,182
  Inventories                                                        5,696       4,952
  Deferred tax assets                                                  815         815
  Other current assets                                                 141         508
                                                                   -------     -------
      Total current assets                                          55,990      52,999

Property and equipment, net                                          4,189       1,530
Deferred tax assets                                                    613         613
Other assets                                                           133          76
                                                                   -------     -------
      Total assets                                                 $60,925     $55,218
                                                                   =======     =======


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 3,012     $ 2,199
  Accrued expenses                                                   6,050       4,945
  Income taxes payable                                                 882         840
                                                                   -------     -------
      Total current liabilities                                      9,944       7,984

Stockholders' equity                                                50,981      47,234
                                                                   -------     -------

      Total liabilities and stockholders' equity                   $60,925     $55,218
                                                                   =======     =======


   The accompanying notes are an integral part of these financial statements.

                              VERILINK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                       Three Months Ended   Six Months Ended
                                           December 31,       December 31,
                                        -----------------   -----------------
                                          1996     1995      1996      1995
                                        -------   -------   -------   -------

Sales                                   $16,286   $ 8,640   $30,962   $18,145
Cost of sales                             7,791     4,356    14,913     8,964
                                        -------   -------   -------   -------
    Gross profit                          8,495     4,284    16,049     9,181
                                        -------   -------   -------   -------

Operating expenses:
  Research and development                2,434     1,682     4,478     3,290
  Selling, general and administrative     3,760     2,309     7,366     4,848
                                        -------   -------   -------   -------
    Total operating expenses              6,194     3,991    11,844     8,138
                                        -------   -------   -------   -------

Income from operations                    2,301       293     4,205     1,043
Interest and other income, net              505        33       975        55
                                        -------   -------   -------   -------
Income before income taxes                2,806       326     5,180     1,098
Provision for income taxes                1,095       130     2,021       439
                                        -------   -------   -------   -------
Net income                              $ 1,711   $   196   $ 3,159   $   659
                                        =======   =======   =======   =======

Net income per share                    $  0.12   $  0.02   $  0.22   $  0.06
                                        =======   =======   =======   =======

Shares used to compute net
  income per share                       14,360    11,011    14,355    10,924
                                        =======   =======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                                   VERILINK CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands, unaudited)

                                                                 Six Months Ended
                                                                   December 31,
                                                               --------------------
                                                                 1996        1995
                                                               --------    --------
Cash flows from operating activities:
      Net income                                               $  3,159    $    659
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                              487         423
         Deferred compensation related to stock options             114          --
         Changes in assets and liabilities:
             Accounts receivable                                    441        (194)
             Inventories                                           (744)     (1,310)
             Other assets                                           310         (93)
             Accounts payable                                       813          19
             Accrued expenses                                     1,105         269
             Income taxes payable                                    42          81
                                                               --------    --------
                Net cash provided by (used in)
                    operating activities                          5,727        (146)
                                                               --------    --------

Cash flows from investing activities:
      Purchase of property and equipment                         (3,146)       (253)
      Purchase of short-term investments                         (3,461)         --
                                                               --------    --------
         Net cash used in investing activities                   (6,607)       (253)
                                                               --------    --------

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                    49          --
      Repayments of notes receivable                                425          --
      Repurchase of Common Stock                                     --         (15)
      Repayment of long-term debt                                    --         (84)
                                                               --------    --------

         Net cash provided by (used in) financing activities        474         (99)
                                                               --------    --------

Net decrease in cash and cash equivalents                          (406)       (498)
Cash and cash equivalents at beginning of period                 40,542       3,243
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 40,136    $  2,745
                                                               ========    ========

Supplemental disclosures:
      Cash paid for income taxes                                  1,979         358

The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  Interim Financial Statements

         The accompanying unaudited interim consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 30, 1997. The unaudited consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories (in thousands)

                                           December 31,       June 30,
                                           ---------------   ------------
                                                1996            1996
                                           ---------------   ------------

          Raw materials                            $3,122         $2,999
          Work-in-process                           1,413            831
          Finished goods                            1,729          1,780
                                           ---------------   ------------
                                                    6,264          5,610
          Less inventory reserves                    (568)          (658)
                                           ---------------   ------------
                                                   $5,696         $4,952
                                           ===============   ============


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

         The following table presents the percentages of total sales represented by certain line items from the Condensed Consolidated Statements of Income for the periods indicated.

                                        Three Months Ended   Six Months Ended
                                           December 31,        December 31,
                                          --------------      --------------
                                          1996     1995       1996     1995
                                          -----    -----      -----    -----

Sales                                     100.0%   100.0%     100.0%   100.0%
Cost of sales                              47.8%    50.4%      48.2%    49.4%
                                          -----    -----      -----    -----
    Gross profit                           52.2%    49.6%      51.8%    50.6%
                                          -----    -----      -----    -----

Operating expenses:
  Research and development                 15.0%    19.5%      14.4%    18.1%
  Selling, general and administrative      23.1%    26.7%      23.8%    26.7%
                                          -----    -----      -----    -----
    Total operating expenses               38.1%    46.2%      38.2%    44.8%
                                          -----    -----      -----    -----

Income from operations                     14.1%     3.4%      13.6%     5.8%
Interest and other income, net              3.1%     0.4%       3.1%     0.3%
                                          -----    -----      -----    -----
Income before income taxes                 17.2%     3.8%      16.7%     6.1%
Provision for income taxes                  6.7%     1.5%       6.5%     2.5%
                                          -----    -----      -----    -----
Net income                                 10.5%     2.3%      10.2%     3.6%
                                          =====    =====      =====    =====

Periods Ended December 31, 1996 and 1995

         Sales. Sales for the quarter and six months ended December 31, 1996 represented increases of 88% and 71%, respectively, over sales of the comparable prior year periods. The increase in sales resulted primarily from increased sales of the Company's Access System 2000 product line which represented 80% and 78% of total sales during the three and six months ended December 31, 1996 as compared with 58% and 63% of sales for the related periods ended December 31, 1995. Sales to the Company's five largest customers during the quarter and six months ended December 31, 1996 were approximately 72% and 67% of total sales as compared with approximately 54% and 56% during the related periods ended December 31, 1995.

         Gross Profit. Gross profit increased in the three and six month periods ended December 31, 1996 from the same periods a year ago, primarily due to an increase in sales levels. Gross margin improved to 52.2% of sales during the quarter ended December 31, 1996 from 49.6% of sales during the respective prior year quarter primarily due to a lower rate of manufacturing overhead and field service expenses as a result of the increased sales volume. Gross margins for the six months ended December 31, 1996 improved to 51.8% as compared to 50.6% for the related six month period in 1995. The Company experienced an improvement in the percentage of sales related to manufacturing and field service costs in the first half ended December 31, 1996 as compared with the related prior year period that was partially offset by increased material costs due to changes in product mix.

         Research and Development. Research and development expense increased during the interim periods ended December 31, 1996 as compared with the corresponding prior year periods primarily due to salaries and other personnel-related expenses resulting from increased staffing levels. Research and development expense declined as a percentage of sales due to the increased sales levels between the comparable periods. The Company believes that a significant level of investment in product development is required to remain competitive and, accordingly, anticipates that research and development expense will continue to increase in amount during the remainder of fiscal 1997 and will vary over time as a percentage of sales. The Company's research and development expense has been charged to expense as incurred.

         Selling, general and administrative. Selling, general and administrative expense increased during the interim periods ended December 31, 1996 as compared with the related prior year periods primarily as a result of increased personnel-related expenses, such as salaries and benefits in sales and marketing due to increased staff levels and also due to a higher level of commission expense. The Company expects selling, general and administrative expense to increase in amount during the remainder of fiscal 1997 due to expenses associated with an increased sales force and related increases in marketing and support staff as well as increased administrative expenses related to public company reporting requirements, but expects such expenses will vary over time as a percentage of sales.

         Interest and Other Income. Net interest and other income increased during the 1996 interim periods from the corresponding 1995 periods primarily as a result of the interest earned on the net proceeds from the Company's initial public offering which was completed in June 1996.

         Provision for Income Taxes. The provision for income taxes for the periods ended December 31, 1996 represents a combined estimated Federal and state effective tax rate of 39% as compared with an estimated effective tax rate of 40% for the 1995 periods. These rates approximate the statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company raised approximately $37 million through its initial public offering of common stock in June 1996. Prior to the offering, the primary source of financing for the Company had been cash flow from operations. In addition, the Company had used proceeds from the private sale of equity securities and bank borrowings to support its operations, acquire capital equipment and finance inventory and accounts receivable growth.

         The increase in cash provided by operations during the 1996 interim periods was primarily due to the Company's increased profitability. Accounts receivable declined by $441,000 from June 1996 primarily due to the timing of shipments and collections during the quarter. The Company expects receivable balances to increase in the future due to expected sales growth and possible changes in the timing of shipments and collections. Inventory increased by $744,000 since June 1996 to meet anticipated demand for the Company's products. The Company believes that such balances are likely to increase further in the future. Accounts payable and accrued expenses increased by $813,000 and $1,105,000, respectively, due to increases in inventory, property and equipment, and accrued compensation.

         During the six months ended December 31, 1996, the Company made capital expenditures of $3,146,000 primarily for leasehold improvements and computer and test equipment. The Company expects that capital expenditures for the fiscal year ending June 30, 1997 will approximate $6.0 to $7.0 million.

         At December 31, 1996, the Company had cash and cash equivalents of $40,136,000, short-term investments of $3,461,000 and an unused line of credit of $2,000,000. The Company believes that its existing cash and cash equivalents, short-term investments and anticipated cash flows from operations will satisfy the Company's cash needs through at least the next twelve months.


RISK FACTORS

    Forward-looking Statements. This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include the Company's expected sales growth, anticipated expense levels for research and development, selling, general and administrative, and capital expenditures, and the Company's expectations regarding receivables, inventory balances, liquidity and anticipated cash needs under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Report to Stockholders.

    Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for the Company's Access System 2000 product line. The Access System 2000 product line represented approximately 80% and 78%, respectively, of sales for the three and six months ended December 31, 1996 and 70% of sales in fiscal year 1996. Increased market acceptance of the Company's Access System 2000 products is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before they can be made commercially available by the Company. The Company has in the past experienced delays in the introduction of Access System 2000 product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient numbers of qualified personnel and unforeseen technical obstacles, as well as to changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's Access System 2000 products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses. See "-- Need to Expand Sales Organization."

    Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. Sales to the top five customers during each of the three and six month periods ended December 31,1996 represented approximately 72% and 67%, respectively, of total sales. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1995, MCI and CompuServe each accounted for 14% of the Company's sales and the Company's top five customers accounted for 47% of sales. In fiscal 1994, MCI accounted for 20% of the Company's sales, and the Company's top five customers accounted for 46% of sales. Other than MCI and CompuServe, no customer accounted for more than 10% of the Company's revenue in fiscal 1996 or fiscal 1995. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from year to year. In some cases, major customers have abruptly terminated purchases of the Company's products. For example, sales of the Company's single purpose network access products to AT&T Paradyne represented 24% of sales in fiscal 1993, but declined to 11% and 2% of sales in fiscal 1994 and 1995, respectively, due to the decision by AT&T Paradyne to focus its sales efforts on competing products developed within the AT&T organization. In addition, sales to Stratacom, Inc. for provision of network management capabilities in a system sold to another AT&T business unit accounted for 9% of the Company's sales during fiscal 1995. Sales to Stratacom ceased during the second half of fiscal 1995 due to the decision by such AT&T business unit to internally provide such management functionality in its system. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "-Competition."

    Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter to quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Sales to individual current customers have varied by as much as $1.1 million between consecutive quarters.

    Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by other vendors of components in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the

Company's business, financial condition and results of operations. See "-- Customer Concentration," and "-Dependence on Component Availability and Key Suppliers."

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

    The market for integrated access devices such as the Company's Access System 2000 is newly emerging and is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price/performance, support for multiple types of communications services, network management, reliability and safety, and quality of customer support. There can be no assurance that the Company's new products and products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications (both in Kentrox's own products and products supplied to Kentrox by Premisys Communications, Inc.), and Larscom, Inc. As the Company develops new products for the Access System 2000 line, the Company expects to increasingly compete with Premisys. The Company expects additional competition from companies that are currently competitors in the market for the Company's single purpose network access products, as such companies develop new products. In addition, the Company expects competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation and Ascend Communications, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

    Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel, including Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. Except for key man life insurance on and employment agreements with Mr. Belden and Mr. Taylor, the Company does not maintain key man life insurance on and has no employment agreements with any other of such persons. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Management of Growth."

    Control of the Company; Antitakeover Effects of Certain Charter Provisions. The current officers, directors and holders of five percent or more of the Company's Common Stock own approximately 42% of the outstanding Common Stock. Accordingly, these stockholders, if they were to act as a group, would effectively be able to elect all of the Company's directors, increase the authorized capital and otherwise control the policies of the Company. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's Common Stock.

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


                           VERILINK CORPORATION


February 13, 1997          By:   /s/ Timothy G. Conley
                               -----------------------
                                     Timothy G. Conley,
                                     Vice President, Finance and Chief
                                     Financial Officer (Duly Authorized Officer
                                     and Principal Financial Officer)

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           27.1 - Financial Data Schedule