Form 10-K405/A
period 1996-06-30
VERILINK CORP
filed 1997-04-15
CIK 774937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K/A

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

                        COMMISSION FILE NUMBER: 0-28562

                              VERILINK CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        DELAWARE                                         94-2857548
----------------------------------    ------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

        145 BAYTECH DRIVE, SAN JOSE, CALIFORNIA             95134
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

     This Amendment to Verilink Corporation's Report on Form 10-K for its fiscal year ended June 30, 1996 is being filed solely for the purpose of re-submitting via EDGAR Exhibit 13.1 (Annual Report to Stockholders), the last 11 pages of which were inadvertently omitted by Verilink Corporation's filing agent from the initial filing of the Report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Verilink Corporation

April 15, 1997               By: /s/ Leigh S. Belden
                                 ---------------
                                 Leigh S. Belden
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                                               Title                                    Date
        ---------                                               -----                                    ----
/s/  Leigh S. Belden                 President, Chief Executive Officer and Director (Principal     April 15, 1997
     ---------------                 Executive Officer)
     Leigh S. Belden


/s/  Timothy G. Conley               Vice President, Finance and Chief Financial Officer            April 15, 1997
     ---------------                 (Principal Financial and Accounting Officer)
     Timothy G. Conley

/s/  Howard Oringer                  Chairman of the Board of Directors                             April 15, 1997
     --------------
     Howard Oringer

/s/  Steven C. Taylor                Chief Technical Officer,                                       April 15, 1997
     -----------------               Vice Chairman of the Board of Directors
     Steven C. Taylor


/s/  David L. Lyon                   Director                                                       April 15, 1997
     ---------------
     David L. Lyon


                              INDEX TO EXHIBITS

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

         11.1**       Statement regarding calculation of net income per share.

         13.1         Annual Report to Stockholders.

         23.1**       Consent of Price Waterhouse LLP.

         27.1**       Financial Data Schedule.

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

**     Filed previously.