Form 10-Q
period 1997-03-31
VERILINK CORP
filed 1997-05-14
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares outstanding of the issuer's common stock as of May 9, 1997 was 13,489,905.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q

PART I.      FINANCIAL INFORMATION                                      PAGE NO.
-------      ---------------------                                      --------
Item 1.      Financial Statements

             Consolidated Condensed Statements of Income for the three       3
             and nine months ended March 31, 1997 and 1996

             Consolidated Condensed Balance Sheets at                        4
             March 31, 1997 and June 30, 1996

             Consolidated Condensed Statements of Cash Flows for             5
             the nine months ended March 31, 1997 and 1996

             Notes to Consolidated Condensed Financial Statements            6

Item 2.      Management's Discussion and Analysis of                         8
             Financial Condition and Results of Operations


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                  18

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              VERILINK CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                 Three Months Ended          Nine Months Ended
                                                      March 31,                  March 31,
                                               ------------------------   ------------------------
                                                  1997         1996          1997         1996
                                               -----------  -----------   -----------  -----------
Sales                                             $13,760      $10,533       $44,722      $28,678
Cost of sales                                       6,943        5,106        21,856       14,070
                                               -----------  -----------   -----------  -----------
    Gross profit                                    6,817        5,427        22,866       14,608
                                               -----------  -----------   -----------  -----------

Operating expenses:
  Research and development                          2,304        1,769         6,782        5,059
  Selling, general and administrative               3,638        2,947        11,004        7,795
                                               -----------  ------------  -----------  -----------
    Total operating expenses                        5,942        4,716        17,786       12,854
                                               -----------  -----------   -----------  -----------

Income from operations                                875          711         5,080        1,754
Interest and other income, net                        543           10         1,518           65
                                               -----------  -----------   -----------  -----------
Income before income taxes                          1,418          721         6,598        1,819
Provision for (benefit from) income taxes             553         (384)        2,574           55
                                               -----------  -----------   -----------  -----------
Net income                                           $865       $1,105        $4,024       $1,764
                                               ===========  ============  ===========  ===========

Net income per share                                $0.06        $0.10         $0.28        $0.16
                                               ===========  ===========   ===========  ===========

Shares used to compute net
  income per share                                 14,312       11,496        14,341       11,115
                                               ===========  ===========   ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                VERILINK CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (in thousands)
                                     (unaudited)

                                                            March 31,      June 30,
                                                          --------------  ------------
                                                              1997           1996
                                                          --------------  ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents                                     $36,156       $40,542
  Short-term investments                                          5,485             -
  Accounts receivable, net                                        5,155         6,182
  Inventories                                                     6,513         4,952
  Deferred tax assets                                               815           815
  Other current assets                                               63           508
                                                             ----------    ----------
      Total current assets                                       54,187        52,999

Property and equipment, net                                       5,754         1,530
Deferred tax assets                                                 613           613
Other assets                                                        137            76
                                                             ----------    ----------
      Total assets                                              $60,691       $55,218
                                                             ==========    ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $1,645        $2,199
  Accrued expenses                                                5,261         4,945
  Income taxes payable                                            1,247           840
                                                             ----------    ----------
      Total current liabilities                                   8,153         7,984

Stockholders' equity                                             52,538        47,234
                                                             ----------    ----------

      Total liabilities and stockholders' equity                $60,691       $55,218
                                                             ==========    ==========



The accompanying notes are an integral part of these financial statements.

                            VERILINK CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (in thousands, unaudited)

                                                                      Nine Months Ended
                                                                          March 31,
                                                                  ---------------------------
                                                                     1997           1996
                                                                  -----------    ------------
Cash flows from operating activities:
      Net income                                                      $4,024          $1,764
      Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                   881             579
         Deferred income taxes                                             -          (1,064)
         Compensation related to stock options                           262             300
         Changes in assets and liabilities:
             Accounts receivable                                       1,027            (340)
             Inventories                                              (1,561)           (754)
             Other assets                                                384            (320)
             Accounts payable                                           (554)           (125)
             Accrued expenses                                            316             362
             Income taxes payable                                        407             760
                                                                  -----------    ------------
                Net cash provided by operating activities              5,186           1,162
                                                                  -----------    ------------

Cash flows from investing activities:
      Purchase of property and equipment                              (5,105)           (546)
      Purchase of short-term investments                              (5,485)              -
                                                                  -----------    ------------
         Net cash used in investing activities                       (10,590)           (546)
                                                                  -----------    ------------

Cash flows from financing activities:
      Proceeds from issuance of Common Stock, net                        592             104
      Payments received on stockholders' notes receivable                426               -
      Repurchase of Common Stock                                           -            (183)
      Repayment of long-term debt                                          -            (128)
                                                                  -----------    ------------
         Net cash provided by (used in) financing activities           1,018            (207)
                                                                  -----------    ------------

Net increase (decrease) in cash and cash equivalents                  (4,386)            409
Cash and cash equivalents at beginning of period                      40,542           3,243
                                                                  -----------    ------------
Cash and cash equivalents at end of period                           $36,156          $3,652
                                                                  ===========    ============

Supplemental disclosures:
      Cash paid for income taxes                                      $2,167            $359
      Common stock issued for notes receivable                             -            $577

The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.            Interim Financial Statements

          The accompanying unaudited interim consolidated condensed financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 30, 1997. The unaudited consolidated condensed interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 as filed with the Securities and Exchange Commission.

NOTE 2.            Inventories (in thousands)


                                      March 31,      June 30,
                                   -------------   -------------
                                        1997           1996
                                   -------------   -------------
Raw materials                             $3,448        $2,999
Work-in-process                            1,449           831
Finished goods                             2,277         1,780
                                   -------------   -------------
                                           7,174         5,610
Less inventory                              (661)         (658)
reserves
                                   -------------   -------------
                                          $6,513        $4,952
                                   -------------   -------------



NOTE 3.       Lease Commitments

          The Company leases its principal facility from Baytech Associates (Baytech) under an operating lease which expires in April 2001. Baytech is owned by the Company's two principal stockholders who are officers and directors of the Company. In September 1996, the Company entered into a new lease agreement (Agreement) with Baytech to sublease additional operating facilities under terms and conditions reflecting prevailing market conditions at that time. The principal terms of the Agreement provide for annual minimum lease payments of approximately $168,000 from December 1996 through November 2001 and additional annual payments of $367,000 beginning between September 1997 and December 1998, depending on the timing of additional space utilization. As part of the Agreement, the Company has agreed to assume performance responsibility under the primary lease agreement between Baytech and its lessor in the event Baytech is unable to do so.

NOTE 4.            Recent Accounting Pronouncement

          In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the second quarter of fiscal 1998. The following table sets forth primary earnings per share as reported and unaudited pro forma and diluted earnings per share assuming FAS 128 had been applied during the periods presented:

                                                 Three Months Ended          Nine Months Ended
                                                      March 31,                  March 31,
                                               ------------------------   ------------------------
                                                  1997         1996          1997         1996
                                               -----------  -----------   -----------  -----------
Primary earnings per share as reported              $0.06        $0.10         $0.28        $0.16
Pro forma basic net income per share                 0.06         0.10          0.30         0.17
Pro forma diluted net income per share               0.06         0.10          0.28         0.16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Forward-looking Statements.

         This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the Company's anticipated expense levels for research and development, and selling, general and administrative; anticipated capital expenditures; and expectations regarding inventory balances, liquidity and adequacy of cash resources under the sub-headings "Results of Operations" and "Liquidity and Capital Resources". Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.


RESULTS OF OPERATIONS

General

         Verilink Corporation develops, manufactures and markets integrated access products for telecommunications network service providers and corporate end users. Verilink designed the Access System 2000 with modular hardware and software to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, frame relay and SMDS services, with ATM and ISDN products under development.

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


                                                  Three Months Ended         Nine Months Ended
                                                       March 31,                 March 31,
                                                ------------------------  ------------------------
                                                   1997         1996         1997         1996
                                                -----------  -----------  -----------  -----------
Sales                                               100.0%       100.0%       100.0%       100.0%
Cost of sales                                        50.5%        48.5%        48.9%        49.1%
                                                -----------  -----------  -----------  -----------
    Gross profit                                     49.5%        51.5%        51.1%        50.9%
                                                -----------  -----------  -----------  -----------

Operating expenses:
  Research and development                           16.7%        16.8%        15.2%        17.6%
  Selling, general and administrative                26.4%        28.0%        24.6%        27.2%
                                                -----------  -----------  -----------  -----------
    Total operating expenses                         43.1%        44.8%        39.8%        44.8%
                                                -----------  -----------  -----------  -----------

Income from operations                                6.4%         6.7%        11.3%         6.1%
Interest and other income, net                        3.9%         0.1%         3.4%         0.2%
                                                -----------  -----------  -----------  -----------
Income before income taxes                           10.3%         6.8%        14.7%         6.3%
Provision for (benefit from) income taxes             4.0%        (3.7%)        5.7%         0.2%
                                                 -----------  -----------  -----------  -----------
Net income                                            6.3%        10.5%         9.0%         6.1%
                                                ===========  ===========  ===========  ===========


Periods Ended March 31, 1997 and 1996

         Sales. Sales for the three and nine months ended March 31, 1997 represented increases of 31% and 56%, respectively, over sales of the comparable prior year periods. The increases resulted primarily from increased unit shipments of the Company's Access System 2000 product line which represented 80% and 79% of total sales during the three and nine months ended March 31, 1997 as compared with 69% and 65% of sales for the related periods ended March 31, 1996. Sales to the Company's five largest customers during the three and nine months ended March 31, 1997 were approximately 70% and 68% of total sales as compared with approximately 63% and 58% during the related periods ended March 31, 1996.

         Gross Profit. Gross profit increased in the three and nine months ended March 31, 1997 from the comparable prior year periods, primarily due to an increase in sales levels. Gross margin decreased to 49.5% of sales during the quarter ended March 31, 1997 from 51.5% of sales during the respective prior year quarter primarily due to increased material costs, as a percentage of sales, as a result of changes in customer and product mix. Gross margin for the nine months ended March 31, 1997 improved to 51.1% as compared to 50.9% for the related nine month period in 1996. During the first nine months of fiscal 1997, the Company experienced lower manufacturing costs, as a percentage of sales, as a result of increased sales volume, offset by increased material costs, as a percentage of sales, due to changes in customer and product mix.

         Research and Development. Research and development expense increased during the three and nine months ended March 31, 1997 as compared with the corresponding prior year periods primarily due to salaries and other personnel-related expenses resulting from increased staffing levels. Research and development expense declined as a percentage of sales due to the increased sales levels between the comparable periods. The Company believes that a significant level of investment in product development is required to remain competitive and, accordingly, anticipates that research and development expense will continue to increase in amount during the remainder of fiscal 1997 and will vary over time as a percentage of sales.

         Selling, general and administrative. Selling, general and administrative expense increased during the three and nine months ended March 31, 1997 as compared with the corresponding prior year periods primarily as a result of increased personnel-related expenses, such as salaries and benefits, in sales and marketing due to increased staff levels and also due to a higher level of commission expense. The Company expects selling, general and administrative expense to increase in the future due to expenses associated with an increased sales force and related increases in marketing and support staff as well as increased administrative expenses related to public company reporting requirements, but expects such expenses will vary over time as a percentage of sales.

         Interest and Other Income. Net interest and other income increased during the three and nine months ended March 31, 1997 as compared with the corresponding prior year periods primarily as a result of the interest earned on the net proceeds from the Company's initial public offering which was completed in June 1996.

         Provision for Income Taxes. The provision for income taxes for the three and nine month periods ended March 31, 1997 represents a combined estimated Federal and state effective tax rate of 39%. The three and nine months ended March 31, 1996 included a tax benefit of $665,000 related to previously expensed deferred tax assets.


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

         The increase in cash provided by operations during the nine months ended March 31, 1997 was primarily due to the Company's increased profitability. Accounts receivable declined by approximately $1.0 million from June 1996 primarily due to the timing of shipments and collections during the quarter. Inventory increased by approximately $1.6 million since June 1996 to meet anticipated demand for the Company's products and due to the deferral of expected shipments to certain of the Company's major customers during the quarter ended March 31, 1997. The Company expects to reduce its inventory level in the near term as the inventory related to such deferrals is shipped.

         During the nine months ended March 31, 1997, the Company made capital expenditures of approximately $5.1 million primarily for leasehold improvements and computer and test equipment. The Company expects that capital expenditures for the fiscal year ending June 30, 1997 will approximate $6.0 to $7.0 million.

         At March 31, 1997, the Company had cash and cash equivalents of $36.1 million, short-term investments of $5.5 million and an unused line of credit of $2,000,000. The Company believes that its existing cash and cash equivalents, short-term investments, line of credit and anticipated cash flows from operations will satisfy the Company's cash needs through at least the next twelve months.


RISK FACTORS

    Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. Sales to the top five customers during each of the three and nine month periods ended March 31,1997 represented approximately 70% and 68%, respectively, of total sales. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1995, MCI and CompuServe each accounted for 14% of the Company's sales and the Company's top five customers accounted for 47% of sales. In fiscal 1994, MCI accounted for 20% of the Company's sales, and the Company's top five customers accounted for 46% of sales. Other than MCI and CompuServe, no customer accounted for more than 10% of the Company's revenue in fiscal 1996 or fiscal 1995. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from year to year. In some cases, major customers have abruptly terminated purchases of the Company's products. For example, sales of the Company's single purpose network access products to AT&T Paradyne represented 24% of sales in fiscal 1993, but declined to 11% and 2% of sales in fiscal 1994 and 1995, respectively, due to the decision by AT&T Paradyne to focus its sales efforts on competing products developed within the AT&T organization. In addition, sales to Stratacom, Inc. for provision of network management capabilities in a system sold to another AT&T business unit accounted for 9% of the Company's sales during fiscal 1995. Sales to Stratacom ceased during the second half of fiscal 1995 due to the decision by such AT&T business unit to internally provide such management functionality in its system. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition."

    Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter to quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Sales to individual current customers have varied by as much as $2.0 million between consecutive quarters.

    Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by other vendors of components in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration," and "Dependence on Component Availability and Key Suppliers."

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

    Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers or its competitors, delays in new product introductions by the Company, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had and may, in some future quarter, have operating results below the expectations of public market analysts and investors. In such event the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price."

    Potential Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. The Company's has experienced significant fluctuations in its stock price and share trading volume since its initial public offering in June 1996. There is no assurance that such fluctuations will not continue. These Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

    Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for the Company's Access System 2000 product line. The Access System 2000 product line represented approximately 80% of sales for the three and nine months ended March 31, 1997 and 70% of sales in fiscal 1996. Increased market acceptance of the Company's Access System 2000 products is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before they can be made commercially available by the Company. The Company has in the past experienced delays in the introduction of Access System 2000 product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient numbers of qualified personnel and unforeseen technical obstacles, as well as to changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's Access System 2000 products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses. See "Need to Expand Sales Organization."

    Need to Expand Sales Organization. Currently the Company sells its products to a small number of customers through a relatively small sales force. The Company's strategy is to distribute its products to a broader customer base, which will require the Company to significantly expand its sales force. There can be no assurance that the

Company will be able to recruit, train, motivate and manage additional qualified sales personnel with the requisite experience and knowledge. Availability of qualified sales personnel is limited, and competition for experienced sales personnel in the network access and telecommunications equipment industries is intense. The failure to timely expand the Company's sales force could have a material adverse effect on the Company's business, financial condition and results of operations. See "Customer Concentration," "Management of Growth" and "Dependence on Key Personnel."

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

    Purchase orders from the Company's customers frequently require delivery quickly after placement of the order. Because the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Fluctuations in Quarterly Operating Results."

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

    Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as SMDS, ATM and ISDN. Further, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and Products under Development."

    Management of Growth. The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations. In particular, the Company intends to increase its sales, marketing and support staff. These increases will result in increased responsibilities for management. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Need to Expand Sales Organization," "Dependence on Key Personnel."

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

    Risks Associated With Entry into International Markets. The Company has had minimal direct sales to international customers to date. The Company has little experience in international markets, but intends to expand sales of its products outside of the United States and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of the United States is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel, including Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. Except for key man life insurance on and employment agreements with Mr. Belden and Mr. Taylor, the Company does not maintain key man life insurance on and has no employment agreements with any other of such persons. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth."

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

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits Index:

          Exhibit Number                      Description of Exhibit
          --------------                      ----------------------

          27.1                                Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         VERILINK CORPORATION


May 14, 1997        By:   /s/ JOHN C. BATTY
                         ---------------------------------------------------
                         John C. Batty,
                         Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.           DESCRIPTION
-----------     -----------

27.1            Financial Data Schedule