Form 10-K
period 1997-06-29
VERILINK CORP
filed 1997-09-29
CIK 774937

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 29, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER: 0-28562

                                VERILINK CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       94-2857548
        (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                    145 BAYTECH DRIVE, SAN JOSE, CALIFORNIA
                           SAN JOSE, CALIFORNIA 95134
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 945-1199
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on September 19, 1997, as reported by the Nasdaq National Market was $67,096,642. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of September 19, 1997 the registrant had outstanding 13,673,137 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held November 13, 1997 (the "Proxy Statement"), (Part III).
================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Verilink Corporation develops, manufactures and markets access products for telecommunications network service providers and corporate end users. Verilink designed the Access System 2000 with modular hardware and the Company's software-based Advanced Programmable Architecture(TM) to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to narrowband transmission facilities including fractional or full T1/E1, and to multiple T1/E1 facilities, up to broadband (T3) transmission speeds. The AS2000 enables carriers to seamlessly connect their service networks to support the full range of these transmission rates. The AS2000 may be deployed to support a broad range of services including ISDN, Frame Relay, and Internet Protocol (IP). Verilink's integrated network access products are used in corporate networks and by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services. The Company also sells single purpose network access devices for selected applications. The Company's largest customers include NORTEL, MCI Communications Corp., CompuServe Corp., and QUALCOMM Incorporated.

INDUSTRY BACKGROUND

     Corporate and consumer demand for data, voice and video transmission services is expanding worldwide, creating a need for both increased bandwidth and new communication services. At the same time, the competitive landscape faced by providers of high bandwidth transmission capacity is evolving rapidly due to developments including the migration of corporations from private networks to public networks, the proliferation of the Internet, the continuing deregulation of the telecommunications industry and the introduction of new services. In response to these developments, network service providers ("NSPs"), including interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services, are offering a variety of new communications services, each of which traditionally required a separate single purpose network access device. The limitations of single purpose network access devices in high-density deployment have created the need for flexible integrated network access equipment that will allow NSPs to provide corporate users access to a variety of communications services in a cost-effective manner.

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

  Deregulation and Increased Competition

     The market for providing communication services to larger organizations has become increasingly competitive since the 1984 divestiture of AT&T. This environment has led to the development and introduction of new services by a broader range of NSPs, including long distance companies (such as AT&T, MCI and Sprint), local exchange carriers (such as regional Bell operating companies ("RBOCs") and GTE) and competitive access providers (such as MFS Communications Company, Inc. and Teleport Communications Group, Inc.). The deregulation effected by the Telecommunications Act of 1996 is expected to further increase competition among NSPs, as long distance and local exchange carriers enter each others' business and new entrants emerge, including cable TV operators, wireless carriers, Competitive Local Exchange Carriers ("CLECs"), and Internet/on-line service providers. To compete successfully, this growing group of NSPs must offer customers access to new services at a low cost and with high reliability.

  Wide Range of New Communications Services and Technologies

     Over the past several years, NSPs have introduced a variety of new, high-bandwidth switched services as alternatives to historical dedicated leased line services. For example, ISDN service allows users to exchange data, voice and video on a "dial-up" basis. In the United States, ISDN service is currently offered by NSPs at transmission rates from 64 Kbps to 1.544 Mbps. Furthermore, NSPs have introduced packet and cell-based switching services such as frame relay and ATM. Frame relay is a data service which provides corporate users with dedicated access to the NSP's frame relay network at transmission speeds of 56 Kbps to 45 Mbps ("T3"). ATM provides high speed transmission and low latency which allows effective transmission of data, voice and video traffic, in a single, shared network.

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

LIMITATIONS OF SINGLE PURPOSE NETWORK ACCESS SOLUTIONS

     Traditionally, a dedicated single purpose access device has been deployed for each type of network communications service. For example, one device is used for Frame Relay service and another entirely separate device is used to provide voice service. The use of single purpose devices to access the expanding variety of communications services has become increasingly costly and inefficient for several reasons:

     - Limited Ability to Accommodate Emerging Technologies and Services. As new technologies and services such as ATM or Digital Subscriber Line ("DSL") are deployed, the need to have a flexible and cost-effective migration path to such technologies is critical, as few companies can afford to replace large portions of their network access equipment. Single purpose network access devices typically cannot provide such a migration path.

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

THE VERILINK SOLUTION

     Verilink's Access System 2000 is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. The Access System 2000 uses a modular hardware architecture and the Company's software-based Advanced Programmable Architecture ("APA") to provide a scalable, adaptable platform for a flexible network migration path to new communications services. In addition, the Access System 2000 was designed to simplify network management and to provide reliable service. The benefits of the Access System 2000 include:

     - Flexible Access to Multiple Services. The integrated Access System 2000 is designed to allow NSPs to rely on a single, flexible equipment platform that they can adapt to meet the current and emerging service needs of multiple customers. The Access System 2000 currently enables NSPs to support data transmission over fractional T1/E1, T1/E1, multiple T1/E1, and T3 for access to services such as private lines, ISDN, ATM, frame relay and Internet Protocol ("IP") in an integrated platform. Verilink expects to offer voice and DSL functionality on the Access System 2000 platform during fiscal 1998. As these service needs change, the Access System 2000's modular hardware architecture and APA allows NSPs to use the same platform to provide access to multiple services.

     - Migration Path to New Technologies and Services. The Access System 2000 architecture was designed to allow NSPs and corporate customers to add new technologies and services incrementally. The Access System 2000 allows the customer access to increased network capacity or access to additional service offerings by adding circuit cards. The end-user can also vary certain system features simply by downloading new software.

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

VERILINK STRATEGY

     The Company's objective is to become the leading provider of integrated network access equipment for use by NSPs and large corporate customers. Key elements of the Company's strategy include:

     - Expand Relationships with Key Customers. The Company has developed close relationships with MCI, CompuServe, NORTEL and QUALCOMM, leaders in traditional or emerging telecommunications markets. The Company believes that these relationships have allowed it to gain an in-depth knowledge of several networking technologies, which today are deployed in different markets. As its key customers adopt new technologies to expand the range of services they offer and enter new markets, the Company intends to leverage its expertise in each of these technologies by selling additional types of products to these customers.

     - Expand Customer Base. The Company believes that a direct sales organization that understands and can solve complex network access problems is necessary to sell its products to NSPs and large corporations. During fiscal 1997, the Company invested significantly to enlarge this sales and support organization. The Company intends to continue to invest in this sales and support organization as well as in other distribution channels in order to expand its customer base.

     - Offer Broad Array of Network Access Solutions. The Company's product strategy is to offer multiple network access technologies on a single integrated platform, as well as complimentary single-function access devices. Verilink designed the modular and scalable architecture of the Access System 2000 to provide a migration path to new network services, enabling customers to provide additional services without entirely replacing network access equipment. The Company is currently developing voice, M1-3 multiplexing and DSL applications for the Access System 2000 product line.

     - Focus on Emerging International Markets. The Company believes that the markets for network access solutions in developing countries present significant opportunities. The Company intends to address these opportunities by partnering with NSPs and telecommunications equipment providers active in these markets and by forming an international distribution channel. To date the Company's Access System 2000 product for E1 access has been selected by Avantel for deployment in Mexico, by CompuServe and Concert for deployment in Europe.

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

                    VERILINK ACCESS SYSTEM 2000 PRODUCT LINE

      APPLICATION                      DESCRIPTION AND GENERAL FEATURES
-----------------------  ------------------------------------------------------------
CSU                      Accesses T1 lines for PBX, multiplexer and D4 channel banks
                         Provides ESF performance monitoring capabilities
                         Supports TDM applications
DSU/CSU                  Integrated DSU/CSU to connect standard serial ports such as
                           V.35 to T1 and fractional T1 facilities
                         Supports data applications at low speeds and at multiples of
                           56 Kbps/64 Kbps rates
T1/E1 Multiplexing       Aggregates multiple lower speed data ports onto a single
                           T1/E1 line
                         Supports V.35, RS449, E1A530 and other interfaces and
                           provides drop-and-insert capability
Subrate Multiplexing     Aggregates up to five RS-232 subrate data channels into a
                           single DSO. Supports DS0A/DS0B formats.
                         Supports synchronous/asynchronous modes from 300 bps to 19.2
                           Kbps
DACS                     Supports 13 T1/E1 lines
                         Non-blocking 0-1 cross connect
Inverse Multiplexing     Provides bit-based inverse multiplexing for high-speed data
                         Supports up to eight T1/E1s
DS3                      Provides DS3 access for high-speed data applications
                         Supports a single or dual port High-Speed Serial Interface
Automatic Protection     Provides T1 transmission facility protection switching
Switching                User-defined protection groups
                         Automatic or manual switching
ISDN                     Provides ISDN-PRI access for bandwidth on demand protection switching.
ATM*                     Provides ATM WAN access for data applications
                         Supports T1/E1 and T3/E3 and NxT1/E1
                         Internetworking functions for frame relay to ATM
M13*                     Supports channelized access to DS3 or Fractional DS3
                           transmission.
HDSL*                    Supports 8 HDSL modems supporting 4 T1 lines
Analog Voice*            FXO, FXS, and 2 and 4 wire E&M for legacy analog voice
                           applications.

---------------

* Currently under development. See "Factors Affecting Future
  Results -- Dependence on Recently Introduced Products and Products Under Development."

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

  Access System 2000 Applications

     NSPs use the Access System 2000 in a number of applications. The following are brief descriptions of some of the uses of the Access System 2000:

     Interexchange Carrier Frame Relay Network. In an interexchange carrier ("IXC") frame relay network, the Access System 2000 is located at the IXC's point of presence and is used to terminate T1, fractional T1, mulitiple T1 or T3 circuits from frame relay subscribers. In this application, the Access System 2000 is used to concentrate frame relay traffic from multiple users, providing more efficient use of network ports on the carrier's frame relay switches or nodal processors. As a result, the carrier can achieve increased circuit utilization and decreased transmission costs.

     Internet Service Provider Network. In an Internet service provider ("ISP") network, the Access System 2000 is located at the ISP's network access point and provides access to high-speed transmission between the ISP's regional centers and its network operation center. The Access System 2000 provides high-bandwidth connections between router serial ports and transmission systems such as T3 and multiple T1/E1 circuits. The Access System 2000 provides physical transmission management, bandwidth sharing, and inverse multiplexing functions.

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

  Other Products and Services

     Dedicated single purpose access devices are designed to support a specific type of network communications service. For example, one device may be used to support a Frame Relay service while another entirely separate device may be used to support voice service. Low cost single purpose devices can be a good choice for remote sites with limited application requirements and where customers prefer an end-to-end solution from a single equipment vendor. In response to this need, Verilink offers the following other products and services:

     ConnecT DSU/CSU Products. The Company's ConnecT DSU/CSU line of products integrates the capabilities of T1 data service units ("DSUs") and channel service units ("CSUs"). They are designed to provide economical solutions for connecting LANs and geographically separated digital devices, including video teleconferencing equipment, mainframe computers, computer aided design and manufacturing (CAD/CAM) workstations and imaging systems. Verilink's ConnecT DSU/CSU products include the ConnecT1, a dual-port device with integrated DSU/CSU functions that allow users to interconnect digital applications operating at data rates from 56Kbps to T1, via the carrier network, and the ConnecT FT1, a costeffective, single-port device that provides access to T1 and fractional T1 services.

     Extended Superframe ("ESF") Products. The Company's ESF CSU products interface data terminal equipment to a network facility and offer the full benefit of ESF performance measurement. The ESF CSU products can be controlled and monitored locally or remotely and are offered in a variety of configurations, ranging from a single T1 circuit to a multiline shelf accommodating up to 10 ESF CSUs.

     C-Series Products. The Company's C-Series line of products are ultra-compact integrated CSU/DSUs that support digital voice and data services over T1/E1 or fractional T1/E1, and data only applications over 56K/64K digital access lines. They come equipped with fully embedded SNMP management to provide an interface to industry-standard management platforms. They are designed to provide low cost point-to-point service in small offices or satellite locations.

     Services. The Company offers its customers the option of purchasing extended services in addition to those provided under its standard product warranty. These extended services include product upgrades, software and on-site hardware maintenance and installation services, extended telephone support, on-site training and advanced equipment exchange.

CUSTOMERS

     The market for the Company's products is comprised of NSPs and large corporations with private networks. The following table sets forth a representative list of Verilink's NSP and corporate end user customers, and its resellers, in these markets.

        Alamo Rent A Car                      N.E.T
        Alltel Supply                         Nynex
        Ameritech                             Pacific Bell
        Anixter                               QUALCOMM
        Bell South                            Rockwell International
        Compuserve                            Source
        EDS                                   Southwestern Bell
        First Data Corp.                      Sungard
        Graybar                               The Travelers Group
        MCI                                   Worldcom
        NORTEL

The Company's products are sold to a limited number of customers. See "Factors Affecting Future Results -- Customer Concentration."

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

     An important element of the Company's marketing strategy of targeting key customer relationships is its direct sales efforts to such customers. Approximately 82% of the Company's sales during fiscal 1997 were derived through direct sales to such customers. A direct sales effort, supported by sales engineers who provide customers with pre- and post-sale technical and strategic assistance, allows the Company to gain a more in-depth knowledge of customers' network access requirements. The Company believes this knowledge helps it to build long-term relationships and alliances with key customers. The Company increased the size of its direct sales and support organization in fiscal 1997, and intends to expand further its direct sales and support organization in fiscal 1998. The Company has eleven offices located in major U.S. metropolitan areas.

     Verilink's service and support program includes: a five-year product warranty; formal customer training programs; on-site installation and maintenance; free telephone support; complete repair, refurbishment and upgrade services with a committed ten-day turnaround; and local applications engineering support.

     In addition to its direct sales, the Company sells its products through VARs and distributors such as Alltel Supply, Anixter, Graybar and Kent Electronics. Approximately 18% of the Company's sales during fiscal 1997 were made to VARs and distributors. The Company's VARs and distributors have primarily sold the Company's single purpose network access products.

     To date, the Company has had minimal direct sales to international customers. The Company believes that the international market for network access solutions will experience increasing growth in the future. The Company's strategy is to increase and diversify its international sales through corporate relationships and by establishing international distributors. The Company's Access System 2000 product has been designed to meet international telecommunications standards. See "Factors Affecting Future Results -- Risks Associated With Entry into International Markets."

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

     The market for integrated access devices such as the Company's Access System 2000 is newly emerging and is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price/performance, support for multiple types of communications services, network management, reliability and safety, and quality of customer support. There can be no assurance that the Company's products and products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications (both in Kentrox's own products and products supplied by Premisys Communications, Inc.) and Larscom, Inc., a subsidiary of Axel Johnson. To the extent that the Company develops new products for the Access System 2000 line, the Company expects to increasingly compete with Premisys. The Company expects additional competition from companies that are currently competitors in the markets for the Company's single purpose network access products, as such companies develop new products. In addition, the Company expects substantial competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation, Telco Systems, Inc., and Ascend Communications, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See "Factors Affecting Future Results -- Competition."

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

     During fiscal 1997, 1996 and 1995, total research and development expenditures were $9.4 million, $7.3 million and $6.6 million, respectively. All research and development expenses are charged to expense as incurred.

     The Company expects that it will continue to expend significant resources for product development of specific applications such as voice and DSL as well as to respond to market demand and new service offerings from network service providers. See "Factors Affecting Future
Results -- Dependence on Recently Introduced Products and Products Under Development."

     The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's future results will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, IP, ISDN, and ATM. Further, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements.

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

     On-time delivery of the Company's products is dependent upon the availability of quality components and subsystems used in its products. The Company depends upon a subcontractor to assemble printed circuit boards used in its products in a timely and satisfactory manner. The Company obtains several components, and licenses certain embedded software, from single sources. Although the Company believes that, in each case, either an alternative supplier is available or the product can be redesigned to incorporate a different component, significant interruption in the delivery of any such item could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's orders frequently require delivery quickly after placement of the order. Because the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. See "Factors Affecting Future Results -- Dependence on Component Availability and Key Suppliers."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System 2000 technology. The Company is not currently aware of any material past infringement on its technology by third parties. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that the Company's patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. The Company has also entered into confidentiality and invention assignment agreements with its employees, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of misappropriation of the Company's technology and products more likely. See "Factors Affecting Future Results -- Limited Protection of Intellectual Property."

     The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may issue which relate to fundamental technologies incorporated into the Company's products. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for all expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors Affecting Future Results -- Risk of Third Party Claims Infringement."

EMPLOYEES

     As of June 29, 1997, the Company had approximately 219 employees worldwide. Management believes that the future success of Verilink will depend in part on its ability to attract and retain qualified employees, including management, technical, and design personnel. In particular, the Company currently has numerous open positions, specifically in the engineering arena. Any lengthy delays in filling these positions will lead to delays in the introduction of various products currently being developed, a well as the research and development associated with potential new products. See "Factors Affecting Future
Results -- Dependence on Key Personnel," and "Factors Affecting Future
Results -- Need to Expand Sales Organization and Channels of Distribution."

BACKLOG

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

ITEM 2. PROPERTIES

     The Company's headquarters and principal administrative and engineering facility is located in a building containing approximately 55,000 square feet located in San Jose, California. During 1997, the Company moved its manufacturing operations into a new 24,000 square foot facility located nearby its headquarters building in San Jose, California. The Company leases these buildings through April 2001 and November 2001, respectively, from a partnership which is comprised of Leigh S. Belden and Steven C. Taylor. Under the terms of the leases the Company must lease an additional 45,800 square feet no later than December 1, 1998. The Company believes these leases were made on terms that are no less favorable to the Company than would have been obtained from unaffiliated third parties.

     In addition, the Company has eleven sales offices located in the U.S These properties are occupied under operating leases that expire on various dates through 2002 with options to renew in most instances.

     The Company believes its current facilities are suitable for and adequate to support its present level of operations and believes that future growth can be accommodated by leasing additional space near these facilities.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal actions. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1997, which ended June 29, 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company is set forth below:

     Mr. Leigh S. Belden, age 48, co-founded the Company and has served as its President, Chief Executive Officer and Director since its inception in December 1982. From 1980 to 1982, Mr. Belden was Vice President of Marketing for Cushman Electronics, a manufacturer of telephone central office and two-way radio test equipment. Previously, he held various international and domestic sales and marketing management positions for California Microwave. Mr. Belden received a B.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from Santa Clara University.

     Mr. Steven C. Taylor, age 51, co-founded the Company and has served as its Chief Technical Officer since its inception in December 1982. In addition, Mr. Taylor served as Chairman of the Board of Directors from the Company's inception until January 1996, at which time he became the Vice Chairman of the Board of Directors. Previously, Mr. Taylor served as Chief Engineer of Digital Products for Culbertson Industries and California Microwave. In 1980, Mr. Taylor formed Telecommunications Consultants, Inc., a consulting firm engaged in the design and support of digital and analog communications equipment.

     Mr. John C. Batty, age 42, joined the Company in May 1997 as Vice President, Finance and Chief Financial Officer. From December 1992 until joining Verilink, Mr. Batty was Vice President and Treasurer for VLSI Technology, Inc., a semiconductor manufacturer. From April 1991 to December 1992, Mr. Batty was Director Corporate Financial Planning for VLSI. Mr. Batty received a B.A. in Economics from the University of New Hampshire, and an M.B.A. from the University of Chicago.

     Mr. Robert F. Griffith, age 53, joined the Company in June 1996 as Vice President of Sales. From February 1994 until joining Verilink, Mr. Griffith was Vice President of Sales of Network Equipment Technologies, a telecommunications equipment manufacturer. From November 1989 to February 1994, Mr. Griffith was Director of Sales for NORTEL, Inc Mr. Griffith received a B.A. in Business Administration and an M.B.A. from Pepperdine University.

     Mr. Michael Harmon, age 38, joined the Company in May 1997 as Vice President, Engineering. From March 1996 until joining Verilink, Mr. Harmon was Director, Wave Engineering for Madge Networks Inc., a telecommunications and LAN equipment manufacturer. From July 1987 to February 1996 Mr. Harmon was Vice President of Engineering and Director of Development at Teleos Communications, Inc., a telecommunications equipment manufacturer. Mr. Harmon received a M.S. in Electrical Engineering from the California Institute of Technology.

     Ms. Andrea Potts, age 48, joined the Company in April 1997 as Vice President, Human Resources. From June 1994 until joining Verilink, Ms. Potts was Director, Human Resources, for the Western Region of Sony Electronics, Inc. From June 1984 until January 1991, Ms. Potts was Manager of Human Resources for Fujitsu Microelectronics, Inc., a semiconductor manufacturer. Ms. Potts received a B.S. in Business Administration from San Jose State University.

     Mr. Henry L. Tinker, age 65, joined the Company in May 1991 as Vice President, Operations. From May 1990 until joining Verilink, Mr. Tinker served as an Operations Consultant to the Company. From May 1984 to May 1990, Mr. Tinker was Vice President of a business group of Cipher Data Products, a tape drive manufacturer. Mr. Tinker received a B.S. in Business Administration from the University of California at Los Angeles.

     Other than Henry L. Tinker, who is the father-in-law of Leigh S. Belden, there are no family relationships among any of the directors or executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

           FISCAL 1997 -- QUARTER ENDED               JUNE 29     MARCH 30   DECEMBER 29   SEPTEMBER 29
---------------------------------------------------  ----------   --------   -----------   ------------
Market Price:(1) High..............................    $11.25      $33.25      $ 37.00        $30.00
                   Low.............................    $ 5.50      $ 5.69      $ 24.50        $21.25

           FISCAL 1996 -- QUARTER ENDED              JUNE 30(2)   MARCH 31   DECEMBER 31    OCTOBER 1
---------------------------------------------------  ----------   --------   -----------   ------------
Market Price:(1) High..............................    $26.25       --          --            --
                   Low.............................    $18.50       --          --            --

---------------

(1) The Company's Common Stock is traded on the Nasdaq National Market under the symbol VRLK. The market prices per share represent the highest and lowest closing prices for Verilink's Common Stock on the Nasdaq national market during each quarter. As of September 19, 1997 the Company had approximately 224 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

(2) Beginning June 10, 1996.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                   FINANCIAL INFORMATION BY YEAR (UNAUDITED)
         (THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

                                            1997        1996        1995        1994        1993
                                           -------     -------     -------     -------     -------
Sales....................................  $57,170     $41,608     $31,447     $36,533     $28,007
Gross Profit.............................   28,845      21,453      14,755      17,647      11,887
Income (loss) from operations............    4,832       3,232         347       2,869        (955)
Net Income (loss)........................    4,194       2,716         448       2,263      (1,390)
Net Income per share.....................  $  0.29     $  0.24     $  0.04     $  0.23     $ (0.16)
Shares used to compute net income per
  share..................................   14,293      11,367      10,676       9,900       8,579
Research and development as a percentage
  of sales...............................     16.4%       17.5%       21.0%       16.4%       19.6%
Capital expenditures.....................  $ 6,471     $   958     $   782         861         491
Cash and cash equivalents and short-term
  investments............................  $39,050     $40,542     $ 3,243     $ 6,161     $   931
Working capital..........................  $46,217     $45,015     $ 5,695     $ 5,358     $ 3,082
Stockholders' equity.....................  $53,767     $47,234     $ 7,433     $ 6,988     $ 4,737
Total assets.............................  $60,687     $55,218     $12,617     $15,029     $10,891
Employees................................      219         182         152         147         132

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FISCAL 1997                                     JUNE 29     MARCH 30     DECEMBER 29     SEPTEMBER 29
                                                -------     --------     -----------     ------------
Sales.........................................  $12,448     $13,760        $16,286         $ 14,676
Gross Profit..................................  $ 5,979     $ 6,817        $ 8,495         $  7,554
Income (loss) from operations.................  $  (248)    $   875        $ 2,301         $  1,904
Net Income....................................  $   169     $   865        $ 1,712         $  1,448
Net Income per share..........................  $  0.01     $  0.06        $  0.12         $   0.10
Shares used to compute net income per share...   14,150      14,312         14,360           14,350

FISCAL 1996                                     JUNE 30     MARCH 31     DECEMBER 31      OCTOBER 1
                                                -------     --------     -----------     ------------
Sales.........................................  $12,931     $10,533        $ 8,640         $  9,505
Gross Profit..................................  $ 6,567     $ 5,427        $ 4,284         $  4,897
Income from operations........................  $ 1,479     $   711        $   293         $    750
Net Income....................................  $   952     $ 1,105        $   196         $    463
Net Income per share..........................  $  0.08     $  0.10        $  0.02         $   0.04
Shares used to compute net income per share...   12,122      11,496         11,011           10,837

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") should be read in conjunction with the 1997 Consolidated Financial Statements and Notes thereto.

     This MDA contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in "Factors Affecting Future Results" below.

     The Company's fiscal year ends on the Sunday nearest June 30. Fiscal years 1997, 1996, and 1995 ended June 29, June 30, and July 2 respectively, and consisted of 52 weeks. References to 1997, 1996, and 1995 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

OVERVIEW

     Verilink Corporation (the "Company") develops, manufactures and markets integrated access products for telecommunications network service providers ("NSPs") and corporate end users. Verilink's integrated network access products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks ("WANs").

     Verilink's Access System 2000 product line continued to be well received in the marketplace and generated the majority of 1997 sales. Verilink designed the Access System 2000 with modular hardware and software to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, and frame relay services. The Company has other products under development that are intended to expand the number of services the Access System 2000 platform supports. The Company also sells single purpose network access devices for selected applications.

     The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

RESULTS OF OPERATIONS

SALES

                         (THOUSANDS)                             1997        1996        1995
                                                                -------     -------     -------
Sales.........................................................  $57,170     $41,608     $31,447
Percentage change from preceding year.........................      37%         32%        -14%

     Sales for 1997 increased 37% to $57.2 million as compared to $41.6 million in 1996, which increased 32% from $31.4 million in 1995. The growth in sales during 1997 and 1996 was attributable primarily to an increase in unit shipments as a result of market acceptance of the Company's Access System 2000 product line. The increase in unit shipments for the Access System 2000 product line was primarily attributable to the growth in the business targeted at wireless communications service applications which accounted for approximately 31% of sales in 1997 as compared to 13% and 4% in 1996 and 1995 respectively. The Access System 2000 product line in total accounted for approximately 80% of sales in 1997 as compared to approximately 70% in 1996 and approximately 53% in 1995.

     The Company's business is characterized by the concentration of sales to a limited number of customers. Sales to the Company's top five customers accounted for 67%, 64% and 47% of sales in 1997, 1996, and 1995, respectively. The Company's largest customers include NORTEL, Inc., MCI Communications Corp., CompuServe Corp., and QUALCOMM Incorporated. See Note 1 of "Notes to Consolidated Financial Statements," and "Factors Affecting Future
Results -- Customer Concentration."

     The Company sells its products primarily in the United States to NSPs through a direct sales force and through a variety of resellers, including original equipment manufacturers (OEMs), value added resellers (VARs) and distributors. Sales to VARs and distributors accounted for approximately 18% of sales in 1997 as compared to approximately 14% in 1996, and 24% in 1995. To date, international sales have not been significant. The Company intends to expand the marketing of its products generally and particularly to markets outside the United States.

GROSS PROFIT

                         (THOUSANDS)                             1997        1996        1995
                                                                -------     -------     -------
Gross Profit..................................................  $28,845     $21,453     $14,755
Percentage of Sales...........................................    50.5%       51.6%       46.9%

     Gross profit as a percentage of sales in 1997 was 50.5% as compared to 51.6% in 1996. The decrease in gross profit margin was primarily the result of higher fixed overhead costs associated with the addition of a new manufacturing facility in 1997, and lower sales volume in the second half of the year. Gross profit as a percentage of sales in 1996 increased to 51.6% from 46.9% in 1995 due to manufacturing efficiencies attributable to higher volume production and lower component costs. In future periods, the Company's gross profit will vary depending upon a number of factors, including the channels of distribution, the price of products sold, discounting practices, the mix of products sold, price competition, increases in material costs, and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

RESEARCH AND DEVELOPMENT

                           (THOUSANDS)                              1997       1996       1995
                                                                   ------     ------     ------
Research and development.........................................  $9,373     $7,283     $6,619
Percentage of Sales..............................................   16.4%      17.5%      21.0%

     Research and development expenses increased to $9.4 million or 16.4% of sales in 1997, compared to $7.3 million and $6.6 million or 17.5% and 21.0% of sales for 1996 and 1995, respectively. The expense increase was due principally to the addition of personnel, use of outside consultants, depreciation of capital expenditures and prototype development, design, and testing. The Company considers product development expenditures to be critical to future sales and expects to increase spending in absolute dollars, while such expenditures as a percentage of sales may vary. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below.

SELLING, GENERAL AND ADMINISTRATIVE

                         (THOUSANDS)                             1997        1996        1995
                                                                -------     -------     -------
Selling, general, and administrative..........................  $14,640     $10,938     $ 7,789
Percentage of Sales...........................................    25.6%       26.3%       24.8%

     The Company's selling, general and administrative expenses increased to $14.6 million in 1997 compared to $10.9 million in 1996 and $7.8 million in 1995. The increase in dollars spent was due to the addition of personnel, the expansion of domestic sales offices, and incentive compensation, including commissions associated with sales growth. These expenses decreased as a percentage of sales to 25.6% in 1997 from 26.3% in 1996 primarily due to increased sales. The Company expects to increase sales and marketing spending in fiscal 1998 as a part of its effort to increase international sales and expand the markets for its products. In addition, the Company expects to increase administrative, legal, and information technology costs necessary to support expanded operations. The Company expects that selling, general, and administrative expenses may vary as a percentage of sales.

INTEREST AND OTHER INCOME, NET

     Interest income increased to $2.0 million in 1997 compared to $147,000 in 1996 and $141,000 in 1995. The increase in interest income during 1997 is due primarily to the investment of proceeds from the Company's initial public offering of its common stock, completed in June 1996.

PROVISION FOR INCOME TAXES

     The provision for income taxes for 1997 was $2.7 million, an effective tax rate of 39%, compared to an effective tax rate of 20% and 8.2% for 1996 and 1995 respectively. The 1997 effective tax rate of 39% approximates the combined federal and state statutory rates. The effective tax rate in 1996 was less than the combined federal and state statutory rates primarily due to the recognition of previously reserved deferred tax assets based on carryback capacity and, to a lesser extent, expectations of future income in 1997. The provision for income taxes of $40,000 in fiscal 1995 represented minimum state income and franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

     On June 29, 1997, the Company's principal sources of liquidity included $39.1 million of cash and cash equivalents, and short-term investments. The Company had a secured $2.0 million revolving line of credit which expired on August 15, 1997. There was no borrowing under the line of credit in 1997. The Company is currently investigating the possibility of establishing a new unsecured credit facility on more favorable terms. There can be no assurance that the Company will be able to establish such facility on more favorable terms, or at all.

     During 1997, the Company generated $2.8 million of net cash from operating activities, a 68% increase over the $1.7 million generated in 1996. During 1995, net cash used in operating activities was $2.0 million, primarily due to the payment of accrued compensation expense. Accounts receivable remained constant in 1997 as compared to 1996 at $2.3 million while increasing from 1995 levels of $1.4 million. Inventory levels declined $499,000 from 1996 reflecting the shipment of product that had accumulated in anticipation of higher sales in early 1997. Accounts payable decreased by $941,000 in 1997 reflecting lower year-end volume with outside subcontractors and suppliers.

     Net cash used for investing activities was $8.9 million in 1997, as compared to $958,000 and $782,000 in 1996 and 1995 respectively. Verilink invested $6.5 million in property, and equipment during 1997 compared to $958,000 in 1996 and $782,000 in 1995. The 1997 investments in property and equipment were primarily for leasehold improvements for its new 24,000 square foot manufacturing facility, and computer and test equipment. The Company estimates that total budgeted capital expenditures for 1998 will approximate $6.0 million and will include expenditures for test equipment, design tools, and new manufacturing capability. The Company expects current facilities will be adequate through 1998.

     Net cash provided from financing activities was $2.1 million in 1997 compared to $36.6 million in 1996 . The Company raised $36.9 million through its initial public offering of common stock in June 1996. Prior to the offering, the primary source of financing for the Company had been cash flow from operations. In addition, the Company had used proceeds from the private sale of equity securities and bank borrowings to support its operations, acquire capital equipment and finance inventory and accounts receivable growth.

     The Company believes that its cash and investment balances and anticipated cash flow from operations, will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months. However, there can be no assurance that future events will not require the Company to seek additional capital sooner, or if so required, that adequate capital will be available on terms acceptable to the Company, or at all.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     Forward-looking Statements. This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the Company's plans to introduce Voice and DSL functionality on the Access System 2000 platform and the timing of such introduction, the Company's expectation that the percentage of its sales represented by Access System 2000 products will increase, and the Company's plans to develop new products, expand its sales force, expand its customer base and enter international markets, and the Company's plans to increase levels of spending on research and development and capital equipment. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for increased bandwidth, the migration from private to public networks, growth in the corporate use of the Internet, deregulation and increased competition, the introduction of a wide range of new communication services and technologies (including the potential deployment of ATM and DSL and product and service developments) and growth in the international market for network access solutions. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below and in the other sections of this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Report to Stockholders.

     Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. In fiscal 1997, NORTEL, MCI, and CompuServe accounted for 22%, 20%, and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 67% of the Company's sales. In fiscal 1996, NORTEL, MCI, and CompuServe accounted for 7%, 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1995, MCI and CompuServe each accounted for 14% of the Company's sales and the Company's top five customers accounted for 47% of sales. Other than NORTEL, MCI and CompuServe, no customer accounted for more than 10% of the Company's revenue in fiscal 1997, fiscal 1996, or fiscal 1995. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from year to year. In some cases, major customers have abruptly terminated purchases of the Company's products. For example, sales of the Company's single purpose network access products to AT&T Paradyne represented 24% of sales in fiscal 1993, but declined to 11% and 2% of sales in fiscal 1994 and 1995, respectively, due to the decision by AT&T Paradyne to focus its sales efforts on competing products developed within the AT&T organization. In addition, sales to Stratacom, Inc. for provision of network management capabilities in a system sold to another AT&T business unit accounted for 9% of the Company's sales during fiscal 1995. Sales to Stratacom ceased during the second half of fiscal 1995 due to the decision by such AT&T business unit to internally provide such management functionality in its system. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition."

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

     Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers or its competitors, delays in new product introductions by the Company, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price."

     Potential Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. These Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company's Common Stock. The Company has experienced significant fluctuations in its stock price and share trading volume since its initial public offering in June 1996. There is no assurance that such fluctuations will not continue.

     Dependence on Recently Introduced Products and Products Under
Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for the

Company's Access System 2000 product line. The Access System 2000 product line represented approximately 80% of sales in fiscal 1997 and 70% of sales in fiscal 1996. Increased market acceptance of the Company's Access System 2000 products is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve increased market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before they can be made commercially available by the Company. The Company has in the past experienced delays in the introduction of Access System 2000 product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient numbers of qualified personnel and unforeseen technical obstacles, as well as to changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's Access System 2000 products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

     Need to Expand Sales Organization and Channels of Distribution. Currently the Company sells its products to a small number of customers through a relatively small sales force. The Company's strategy is to distribute its products to a broader customer base, which will require the Company to significantly expand its sales force and other channels of distribution. There can be no assurance that the Company will be able to recruit, train, motivate and manage additional qualified sales personnel with the requisite experience and knowledge, or attract additional qualified distributors. Availability of qualified sales personnel is limited, and competition for experienced sales personnel in the network access and telecommunications equipment industries is intense. The failure to timely expand the Company's sales force and expand its channels of distribution could have a material adverse effect on the Company's business, financial condition and results of operations. See "Customer Concentration," "Management of Growth" and "Dependence on Key Personnel."

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

     The market for integrated access devices such as the Company's Access System 2000 is newly emerging and is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price/performance, support for multiple types of communications services, network management, reliability and safety, and quality of customer support. There can be no assurance that the Company's new products and products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications (both in Kentrox's own products and products supplied to Kentrox by Premisys Communications, Inc.), and Larscom, Inc. As the Company develops new products for the Access System 2000 line, the Company expects to increasingly compete with Premisys. The Company expects additional competition from companies that are currently competitors in the market for the Company's single purpose network access products, as such companies develop new products. In addition, the Company expects competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation, Telco Systems, Inc. and Ascend Communications, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, IP, ISDN and ATM. Furthermore, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and Products under Development."

     Management of Growth. The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations. In particular, the Company intends to increase its sales, marketing and support staff. These increases will result in increased responsibilities for management. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Need to Expand Sales Organization and Channels of Distribution," "Dependence on Key Personnel."

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

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel, including Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. Except for employment agreements with Mr. Belden and Mr. Taylor, the Company does not have employment agreements with any other of such persons. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth."

     Control of the Company; Antitakeover Effects of Certain Charter
Provisions. The current officers, directors and holders of five percent or more of the Company's Common Stock own approximately 36% of the outstanding Common Stock. Accordingly, these stockholders, if they were to act as a group, would effectively be able to elect all of the Company's directors, increase the authorized capital and otherwise control the policies of the Company. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 5 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this form 10-K.

                              VERILINK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     Consolidated Financial Statements Included in Item 8:

                                                                                        PAGE
                                                                                        ----
Report of Price Waterhouse LLP, Independent Accountants...............................   25
Consolidated Balance Sheets as of June 29, 1997 and June 30, 1996.....................   26
Consolidated Statements of Operations for each of the three years in the period ended
  June 29, 1997.......................................................................   27
Consolidated Statements of Cash Flows for each of the three years in the period ended
  June 29, 1997.......................................................................   28
Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended June 29, 1997..........................................................   29
Notes to Consolidated Financial Statements............................................   30
Schedule for each of the three years in the period ended June 29, 1997 included in
  Item 14(a):
  II -- Valuation and Qualifying Accounts and Reserves................................   44

     Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Verilink Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiary at June 29, 1997 and June 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICE WATERHOUSE LLP

                                          --------------------------------------
                                          PRICE WATERHOUSE LLP

San Jose, California
July 23, 1997

                              VERILINK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                           JUNE 29,     JUNE 30,
                                                                             1997         1996
                                                                           --------     --------
Current assets:
  Cash and cash equivalents..............................................  $ 36,596     $ 40,542
  Short-term investments.................................................     2,454           --
  Accounts receivable, net of allowance of $76 at each date..............     8,462        6,182
  Inventories............................................................     4,453        4,952
  Deferred tax assets....................................................       957          815
  Other current assets...................................................       215          508
                                                                            -------      -------
          Total current assets...........................................    53,137       52,999
Property and equipment, net..............................................     6,607        1,530
Deferred tax assets......................................................       616          613
Other assets.............................................................       327           76
                                                                            -------      -------
                                                                           $ 60,687     $ 55,218
                                                                            =======      =======

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $  1,258     $  2,199
  Accrued expenses.......................................................     5,080        4,945
  Income taxes payable...................................................       582          840
                                                                            -------      -------
          Total liabilities..............................................     6,920        7,984
Commitments (Note 10)
Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no
     shares issued and outstanding.......................................        --           --
  Common Stock, $0.01 par value; 40,000,000 shares authorized; 13,586,286
     and 13,122,833 shares issued and outstanding........................       136          131
  Additional paid-in capital.............................................    43,941       42,432
  Notes receivable from stockholders.....................................    (1,086)      (1,445)
  Treasury stock; 3,352,710 shares of Common Stock at cost at each
     date................................................................    (7,320)      (7,320)
  Deferred compensation related to stock options.........................      (350)        (816)
  Retained earnings......................................................    18,446       14,252
                                                                            -------      -------
          Total stockholders' equity.....................................    53,767       47,234
                                                                            -------      -------
                                                                           $ 60,687     $ 55,218
                                                                            =======      =======

   The accompanying notes are an integral part of this consolidated financial statements.

                              VERILINK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE YEARS ENDED JUNE 29, 1997
                                                                -------------------------------
                                                                 1997        1996        1995
                                                                -------     -------     -------
Sales.........................................................  $57,170     $41,608     $31,447
Cost of sales.................................................   28,325      20,155      16,692
                                                                -------     -------     -------
Gross profit..................................................   28,845      21,453      14,755
                                                                -------     -------     -------
Operating expenses:
  Research and development....................................    9,373       7,283       6,619
  Selling, general and administrative.........................   14,640      10,938       7,789
                                                                -------     -------     -------
Total operating expenses......................................   24,013      18,221      14,408
                                                                -------     -------     -------
Income from operations........................................    4,832       3,232         347
Interest and other income, net................................    2,043         147         141
                                                                -------     -------     -------
Income before income taxes....................................    6,875       3,379         488
Provision for income taxes....................................    2,681         663          40
                                                                -------     -------     -------
Net income....................................................  $ 4,194     $ 2,716     $   448
                                                                =======     =======     =======
Net income per share..........................................  $  0.29     $  0.24     $  0.04
                                                                =======     =======     =======
Shares used to compute net income per share...................   14,293      11,367      10,676
                                                                =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    THREE YEARS ENDED JUNE 29,
                                                                               1997
                                                                    ---------------------------
                                                                     1997      1996      1995
                                                                    -------   -------   -------
Cash flows from operating activities:
  Net income......................................................  $ 4,194   $ 2,716   $   448
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization................................    1,394       846       977
     Deferred income taxes........................................     (145)     (769)       --
     Deferred compensation related to stock options...............      261       357        --
     Accrued interest on notes receivable from stockholders.......      (71)      (18)       --
     Changes in assets and liabilities:
       Accounts receivable........................................   (2,280)   (2,269)   (1,381)
       Inventories................................................      499    (2,232)      409
       Other assets...............................................       42        80       271
       Accounts payable...........................................     (941)      896      (236)
       Accrued expenses...........................................      135     1,505    (2,645)
       Income taxes payable.......................................     (258)      571       182
                                                                    -------   -------   -------
          Net cash provided by (used in) operating activities.....    2,830     1,683    (1,975)
                                                                    -------   -------   -------
Cash flows from investing activities:
  Purchases of property and equipment.............................   (6,471)     (958)     (782)
  Purchase of short-term investments..............................   (2,454)       --        --
                                                                    -------   -------   -------
          Net cash used in investing activities...................   (8,925)     (958)     (782)
                                                                    -------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net.....................      797    36,872         5
  Repurchase of Common Stock......................................       --      (183)       (8)
  Proceeds from repayments of notes receivable from
     stockholders.................................................      455     --           --
  Repayment of long-term debt.....................................       --      (172)     (158)
  Tax benefit from exercise of stock options......................      897        57        --
          Net cash provided by (used in) financing activities.....    2,149    36,574      (161)
                                                                    -------   -------   -------
Net (decrease) increase in cash and cash equivalents..............   (3,946)   37,299    (2,918)
Cash and cash equivalents at beginning of year....................   40,542     3,243     6,161
                                                                    -------   -------   -------
Cash and cash equivalents at end of year..........................  $36,596   $40,542   $ 3,243
                                                                    =======   =======   =======
Supplemental disclosures:
  Cash paid for interest..........................................  $    --   $     8   $    29
  Cash paid (refund) for income taxes.............................  $ 2,042   $   805   $  (142)
Supplemental disclosure of noncash financing activities:
  Common stock issued for notes receivable........................  $    25   $   577   $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DEFERRED
                                                                         NOTES                  COMPENSATION
                                      COMMON STOCK       ADDITIONAL    RECEIVABLE                RELATED TO
                                   -------------------    PAID-IN         FROM       TREASURY      STOCK       RETAINED
                                     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS    STOCK       OPTIONS      EARNINGS    TOTAL
                                   ----------   ------   ----------   ------------   --------   ------------   --------   -------
Balance at July 3, 1994..........   9,518,952    $ 95     $  3,894      $   (850)    $(7,320)     $     --     $11,169    $ 6,988
Issuance of Common Stock under
  stock plans....................      10,162      --            5            --          --            --          --          5
Repurchase and retirement of
  shares of Common Stock.........      (9,602)     --           (5)           --          --            --          (3)        (8)
Net income.......................          --      --           --            --          --            --         448        448
                                   ----------    ----      -------       -------     -------       -------     -------    -------
Balance at July 2, 1995..........   9,519,512      95        3,894          (850)     (7,320)           --      11,614      7,433
Issuance of Common Stock in
  initial public offering, net...   2,555,000      25       36,742            --          --            --          --     36,767
Issuance of Common Stock under
  stock plans....................   1,258,711      13          669          (577)         --            --          --        105
Repurchase and retirement of
  shares of Common Stock.........    (210,390)     (2)        (103)           --          --            --         (78)      (183)
Deferred compensation related to
  stock options..................          --      --        1,173            --          --        (1,173)         --         --
Amortization of deferred
  compensation...................          --      --           --            --          --           357          --        357
Accrued interest on notes
  receivable from stockholders...          --      --           --           (18)         --            --          --        (18)
Tax benefit of stock options.....          --      --           57            --          --            --          --         57
Net income.......................          --      --           --            --          --            --       2,716      2,716
                                   ----------    ----      -------       -------     -------       -------     -------    -------
Balance at June 30, 1996.........  13,122,833     131       42,432        (1,445)     (7,320)         (816)     14,252     47,234
Issuance of Common Stock under
  stock plans....................     463,453       5          817           (25)         --            --          --        797
Amortization of deferred
  compensation...................          --      --           --            --          --           261          --        261
Reversal of deferred compensation
  related to forfeited stock
  options........................          --      --         (205)           --          --           205          --         --
Accrued interest on notes
  receivable from stockholders...          --      --           --           (71)         --            --          --        (71)
Repayment of notes receivable
  from stockholders..............          --      --           --           455          --            --          --        455
Tax benefit of stock options.....          --      --          897            --          --            --          --        897
Net income.......................          --      --           --            --          --            --       4,194      4,194
                                   ----------    ----      -------       -------     -------       -------     -------    -------
Balance at June 29, 1997.........  13,586,286    $136     $ 43,941      $ (1,086)    $(7,320)     $   (350)    $18,446    $53,767
                                   ==========    ====      =======       =======     =======       =======     =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 29, 1997

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

  The Company

     Verilink Corporation (the "Company"), a Delaware Corporation, was incorporated in 1982 to manufacture and market equipment for use by telecommunication network service providers and their corporate customers.

  Certain equity transactions

     In April 1996, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock. All applicable share and per share amounts of Common Stock have been retroactively adjusted to reflect the stock split.

  Management estimates and assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom. All significant intercompany accounts and transactions have been eliminated.

     The Company's fiscal year ends on the Sunday nearest June 30. Fiscal 1997, 1996 and 1995 ended June 29, June 30, and July 2 respectively, and consisted of 52 weeks. References to 1997, 1996, and 1995 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

  Foreign currency

     The functional currency of the Company's foreign subsidiary is the local currency. The balance sheet accounts are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity and to date have not been material. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

  Cash and cash equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

  Short-term investments

     The Company classifies its investment securities as available for sale. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except those unrealized losses which are deemed to be other than temporary which are reflected in the consolidated statements of operations. No such losses were recorded during any of the periods presented.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

  Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Property and equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining lease term.

  Revenue recognition

     Revenues from the sale of products are recognized upon shipment to customers.

     The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company's sales:

                                                              THREE YEARS ENDED
                                                                JUNE 29, 1997
                                                          --------------------------
                                                          1997       1996       1995
                                                          ----       ----       ----
            NORTEL......................................   22%        --         --
            MCI Communications Corporation..............   20%        29%        14%
            CompuServe Corporation......................   11%        18%        14%

  Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company's trade accounts receivable are derived from sales to customers primarily in the United States. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit losses and historically such losses have been immaterial.

  Research and development costs

     Research and development costs are expensed as incurred.

  Software development costs

     Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established, which the Company defines as the completion of a working model, and prior to the date the product is generally available for sale. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current sales to total projected product sales, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

  Warranty

     The estimated costs of fulfilling product warranties are accrued at the time the related sale is recorded.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

  Income taxes

     A deferred income tax liability or asset, net of valuation allowance, is established for the expected future tax consequences resulting from the differences between the financial reporting and income tax bases of the Company's assets and liabilities and from tax credit carryforwards.

  Net income per share

     Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares (using the treasury stock method and the initial public offering price) issued subsequent to March 31, 1995 through June 10, 1996 have been included in the computation as if they were outstanding for all periods through the effective date of the Company's initial public offering.

  Recently issued accounting pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the second quarter of fiscal 1998. The following table sets forth net income per share as reported and unaudited pro forma basic and diluted net income per share assuming FAS 128 had been applied during the periods presented:

                                                        THREE YEARS ENDED JUNE 29,
                                                                   1997
                                                        ---------------------------
                                                        1997       1996       1995
                                                        -----      -----      -----
            Net income per share as reported..........  $0.29      $0.24      $0.04
            Pro forma basic net income per share......   0.31       0.25       0.04
            Pro forma diluted net income per share....   0.29       0.24       0.04

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with fiscal 1999.

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for fiscal 1999.

  Reclassifications

     Certain prior-year amounts have been reclassified to conform to the fiscal 1997 financial statement presentation.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

NOTE 2 -- INITIAL PUBLIC OFFERING

     In June 1996, the Company completed an initial public offering and issued 2,555,000 shares of its Common Stock to the public at a price of $16.00 per share. The Company realized proceeds of approximately $36.8 million, net of underwriting discounts, commissions and other offering costs.

NOTE 3 -- DETAILS OF BALANCE SHEET COMPONENTS

                                                               JUNE 29,     JUNE 30,
                                                                 1997         1996
                                                               --------     --------
                                                                  (IN THOUSANDS)
            Inventories:
              Raw materials..................................  $  3,228     $  2,999
              Work-in-process................................       973          831
              Finished goods.................................     1,175        1,780
                                                                -------      -------
                                                                  5,376        5,610
              Less inventory reserves........................      (923)        (658)
                                                                -------      -------
                                                               $  4,453     $  4,952
                                                                =======      =======
            Property and equipment:
              Furniture, fixtures and office equipment.......  $  7,494     $  5,179
              Machinery and equipment........................     3,650        2,513
              Leasehold improvements.........................     2,556          533
                                                                -------      -------
                                                                 13,700        8,225
              Less accumulated depreciation and
                 amortization................................    (7,093)      (6,695)
                                                                -------      -------
                                                               $  6,607     $  1,530
                                                                =======      =======
            Accrued expenses:
              Compensation and related benefits..............  $  1,664     $  1,673
              Warranty.......................................       491          743
              Commissions....................................       478          435
              Other..........................................     2,447        2,094
                                                                -------      -------
                                                               $  5,080     $  4,945
                                                                =======      =======

NOTE 4 -- SHORT-TERM INVESTMENTS

     The Company's short-term investments consist primarily of municipal and corporate bonds, and auction rate preferred stock. As of June 29, 1997, approximately $1.7 million of such investments had maturities of greater than one year. However, all such investments mature within two years. As of June 29, 1997, the cost of these short-term investments approximated fair value.

NOTE 5 -- LINE OF CREDIT

     In April 1996, the Company entered into a line-of-credit agreement with a bank which provides for borrowings of up to $2,000,000. Borrowings under the agreement are limited to a specified percentage of eligible accounts receivable. Interest on borrowings is set at the bank's prime rate (8.5% at June 29, 1997). Borrowings under the line of credit are secured by substantially all of the Company's assets. Among other provisions, the Company is required to maintain certain financial covenants and annual profitability. In addition, payment of cash dividends is prohibited without the bank's consent. The line-of-credit agreement

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

was extended in May 1997 and expired on August 15, 1997. At June 29, 1997, no borrowings were outstanding under the line-of-credit agreement.

NOTE 6 -- COMMON STOCK

     During fiscal 1996 and 1995, the Company repurchased and retired 210,390 and 9,602 shares of Common Stock, respectively, at prices ranging from $0.50 to $2.17 per share.

     During the period of November 1995 through February 1996, the Company made loans totaling $577,000 to certain executives, employees and directors pursuant to the Company's 1993 Stock Option Plan. During fiscal 1997, a total of $405,000 of such loans were repaid. The remaining loans outstanding are secured by 264,000 shares of the Company's Common Stock, have a five-year term and bear interest at 5% per annum. Principal plus accrued interest is repayable at maturity.

     In September 1993, the Company issued 1,600,000 shares of Common Stock to one of its principal stockholders and 100,000 shares to one of its officers in exchange for notes totaling $800,000 and $50,000, respectively. During fiscal 1997, the $50,000 note was repaid. The remaining $800,000 note bears interest at 5% per annum and is due in September 1998. The note is secured by 130,398 shares of the Company's Common Stock.

NOTE 7 -- INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                        THREE YEARS ENDED JUNE 29,
                                                                   1997
                                                       ----------------------------
                                                        1997        1996       1995
                                                       ------      ------      ----
            Current:
              Federal................................  $2,528      $1,350      $--
              State..................................     298          82       40
                                                       ------      ------       --
                                                        2,826       1,432       40
                                                       ------      ------       --
            Deferred:
              Federal................................    (200)       (240)      --
              State..................................      55        (529)      --
                                                       ------      ------       --
                                                         (145)       (769)      --
                                                       ------      ------       --
                                                       $2,681      $  663      $40
                                                       ======      ======       ==

     The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows:

                                                        THREE YEARS ENDED JUNE 29,
                                                                   1997
                                                       ----------------------------
                                                       1997       1996        1995
                                                       ----       -----       -----
            Provision at statutory rate..............  34.0%       34.0%       34.0%
            State taxes, net of federal benefit......   5.1         5.8         5.3
            Change in valuation allowance............    --       (30.8)      (22.5)
            Credits..................................  (2.6)
            Disallowance of research and development
              credits................................    --         5.4          --
            Other....................................   2.5         5.2       (8.6)
                                                       ----       -----       -----
                                                       39.0%       19.6%        8.2%
                                                       ====       =====       =====

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

     Deferred tax assets comprise the following (in thousands):

                                                                JUNE 29,     JUNE 30,
                                                                  1997         1996
                                                                --------     --------
            Credit carryforwards..............................   $  125       $  179
            Inventory reserves................................      386          282
            Warranty..........................................      171          190
            Other reserves and accruals.......................      230          210
            Depreciation......................................      439          424
            Other.............................................      222          143
                                                                 ------       ------
            Total deferred tax assets.........................    1,573        1,428
            Valuation allowance...............................       --           --
            Net deferred tax assets...........................   $1,573       $1,428
                                                                 ======       ======

     At June 29, 1997, the Company had credit carryforwards of $125,000 available to offset future income; such carryforwards expire in 2005.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     The 1993 Stock Option Plan (the "1993 Plan") was approved by the Board of Directors in March 1993. During fiscal 1996, the 1989 Directors Stock Option Plan (the "1989 Plan") was terminated and all options outstanding and available for grant under the 1989 Plan were incorporated into the 1993 Plan. As of June 29, 1997, a total of 4,050,000 shares of Common Stock had been reserved for issuance under the 1993 Plan to eligible employees, officers, directors, independent contractors and consultants upon the exercise of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). Options granted under the 1993 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan are exercisable immediately and generally vest 25% after one year and 1/48th of the total grant monthly thereafter, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant as determined by the Board.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

     The following summarizes stock option activity under the Company's 1993
Plan:

                                                                             WEIGHTED
                                                   SHARES                    AVERAGE
                                                 AVAILABLE      OPTIONS      EXERCISE
                                                 FOR GRANT    OUTSTANDING     PRICE
                                                 ----------   -----------   ----------
            BALANCE AT JULY 3, 1994............   1,252,500     1,546,000   $     0.50
            Granted at market price............    (279,000)      279,000         0.72
            Exercised..........................          --       (10,162)        0.50
            Canceled...........................     137,854      (137,854)          51
                                                 ----------    ----------   ----------
            BALANCE AT JULY 2, 1995............   1,111,354     1,676,984         0.54
            Approved...........................     500,000            --
            Granted at market price............    (563,800)      563,800         3.78
            Granted below market price.........    (493,800)      493,800         0.88
            Exercised..........................          --    (1,258,711)        0.54
            Canceled...........................     147,997      (147,997)        0.85
                                                 ----------    ----------   ----------
            BALANCE AT JUNE 30, 1996...........     701,751     1,327,876         2.00
            Approved...........................     750,000            --
            Granted at market price............  (1,450,913)    1,450,913        17.01
            Exercised..........................          --      (429,698)        0.67
            Canceled...........................     777,415      (777,415)       20.68
                                                 ----------    ----------   ----------
            BALANCE AT JUNE 29, 1997...........     778,253     1,571,676   $     6.98
                                                 ==========    ==========

     On June 11, 1997, the Company canceled options to purchase 346,000 shares of Common Stock with exercise prices ranging from $16.13 to $36.13 previously granted to employees, and reissued all such options at an exercise price of $10.38, the fair market value of the stock on June 11, 1997. The reissued options have a ten year term and vest over four years from the date of reissuance.

     The following table summarizes information concerning outstanding and vested stock options as of June 29, 1997:

                                         OPTIONS OUTSTANDING                             OPTIONS VESTED
                        -----------------------------------------------------     ----------------------------
                                        WEIGHTED AVERAGE     WEIGHTED AVERAGE                 WEIGHTED AVERAGE
       RANGE OF           NUMBER           REMAINING             EXERCISE         NUMBER          EXERCISE
   EXERCISE PRICES      OUTSTANDING     CONTRACTUAL LIFE          PRICE           VESTED           PRICE
----------------------  -----------     ----------------     ----------------     -------     ----------------
$ 0.50 - $ 0.88            488,063            8.03                $ 0.81          197,831          $ 0.76
  5.00 -   6.00            487,363            9.66                  5.77           22,681            5.24
  6.88 -  10.38            495,750            9.60                  9.36          103,310            9.17
 29.50 -  31.00            100,500            9.55                 30.99                0            0.00
                         ---------                                                -------
$ 0.50 - $31.00          1,571,676            9.13                $ 6.98          323,822          $ 3.76
                         =========                                                =======

  1996 Employee Stock Purchase Plan

     In April 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. The Purchase Plan provides for two six month offering periods during each calendar year with the first offering period beginning on January 1 and ending on June 30, and the second offering period beginning on July 1 and ending on December 31. The initial offering period commenced upon the effectiveness of the Company's initial public offering. The price at which Common Stock is purchased under the Purchase

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

Plan is equal to 85% of the lower of the fair value of the Common Stock at the beginning or end of each offering period. During fiscal 1997, a total of 33,755 shares of Common Stock were issued under the Purchase Plan at an aggregate purchase price of $12.65.

  Estimated fair value awards under the Company's stock plans

     The weighted average estimated grant date fair value, as defined by SFAS 123, of options granted during fiscal 1996 at market price and below market price under the Company's stock option plan was $1.82 and $2.49, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, of options granted during fiscal 1997 at market price under the Company's stock option plan was $6.17. The weighted average estimated grant date fair value of Common Stock issued pursuant to the Company's employee stock purchase plan during fiscal 1997 and 1996 was $3.89 and $4.88, respectively. The estimated grant date fair values disclosed by the Company are calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                                     1997     1996
                                                                     ----     ----
            Stock option plan:
              Expected dividend yield..............................   0.0%     0.0%
              Expected stock price volatility......................    61%      61%
              Risk free interest rate..............................  6.07%    5.69%
              Expected life (years)................................  2.55     2.55
            Stock purchase plan:
              Expected dividend yield..............................   0.0%     0.0%
              Expected stock price volatility......................    61%      61%
              Risk free interest rate..............................  5.36%    5.33%
              Expected life (years)................................  0.50     0.50

  Pro forma net income and net income per share

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and stock purchase plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 29, 1997 and June 30, 1996 (in thousands, except per share amounts):

                                                                  1997       1996
                                                                 ------     ------
            Net income as reported.............................  $4,194     $2,716
            Pro forma net income...............................  $2,657     $2,529
            Net income per share as reported...................  $ 0.29     $ 0.24
            Pro forma net income per share.....................  $ 0.19     $ 0.22

     The pro forma effect on net income and net income per share for fiscal 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

     The Company has recorded compensation expense for the difference between the grant price and deemed fair market value of the Company's Common Stock for options granted in January and February 1996. Such compensation expense was $261,000 and $357,000 for fiscal 1997 and 1996, respectively, and will aggregate approximately $968,000 over the vesting period of four years.

     Awards under the Company's profit sharing plan are at the discretion of the Board of Directors and are based on achieving targeted levels of profitability. The Company provided for awards of $517,000 for fiscal 1996. No expense under the profit sharing plan was incurred in fiscal 1997 or 1995.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The Company leases its principal headquarters facility and its manufacturing facility from Baytech Associates ("Baytech") under operating leases which expire in April 2001, and November 2001, respectively. Baytech is owned by two stockholders who hold an aggregate of 34% of the Company's Common Stock and who are also officers and directors of the Company. During fiscal 1997, 1996 and 1995, rent expense totaled $428,000, $826,000 and $816,000, respectively.

     During fiscal 1997, the Company entered into an agreement with RISC Communication Network Systems ("RISC") which provides for the performance of research and development services by RISC on behalf of the Company. The Company also consented to an equity investment of $450,000 in RISC by Baytech and one of the directors of the Company. During fiscal 1997, the Company paid $98,000 to RISC for research and development services.

     Included in other current assets as of June 29, 1997 and June 30, 1996, are advances of $170,000 and $325,000, respectively, due from certain officers of the Company. These advances are non-interest bearing and are due on demand.

     During fiscal 1997, the Company advanced $220,000 to one of its officers in exchange for a note receivable. The note bears interest at 5% per annum and is due in June 2002. The note is included in other assets as of June 29, 1997.

     The Company paid approximately $110,000 and $120,000 for consulting services to an outside director during fiscal 1997 and 1996, respectively, and approximately $149,000 for consulting services to two of its outside directors during fiscal 1995.

NOTE 10 -- COMMITMENTS

     The Company leases its facilities under noncancelable operating lease agreements which expire through fiscal 2002. The Company's principal facility lease (see Note 9) provides for lease payments based on the fair market value of comparable facilities commencing in May 1999 through expiration of the lease in April 2001. The future minimum lease payments set forth below assume that the monthly lease payment for the Company's principal facility from May 1999 through April 2001 will not vary significantly from the present monthly lease payment.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 29, 1997

     Future minimum lease payments under all noncancelable operating leases with terms in excess of one year are as follows (in thousands):

                Fiscal year,
                  1998..............................................  $  874
                  1999..............................................   1,086
                  2000..............................................   1,092
                  2001..............................................   1,012
                  2002..............................................     252
                                                                      ------
                          Total minimum lease payments..............  $4,316
                                                                      ======

     Rent expense under all noncancelable operating leases totaled $797,000, $906,000 and $897,000 for fiscal 1997, 1996 and 1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appearing under the caption "Election of Directors" in the Proxy Statement is hereby incorporated by reference.

     Information regarding executive officers is incorporated herein by reference from Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

     Information regarding compliance with Section 16(a) of the Securities Act of 1934, as amended, is hereby incorporated by reference to the Company's Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

     The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) are filed within this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE

     The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of
Part II of this Form 10-K) is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS

     The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

     (b) REPORTS ON FORM 8-K

     No reports on form 8-K were filed during the quarter ended June 29, 1997.

     (c) EXHIBITS

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
 3.1       Registrant's Amended and Restated Certificate of Incorporation.(1)
 3.2       Registrant's Amended and Restated Bylaws.(1)
 4.1       Reference is made to Exhibits 3.1 and 3.2.
10.1       Common Stock and Option Purchase Agreement, dated as of June 27, 1985 between the
           Registrant and the stockholders set forth herein, and Standstill Agreement dated as of November 15, 1989 between the Registrant, TA Associates, and the stockholders set forth therein.(1)
10.2       Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.(1)
10.3*      Employment Agreement between the Registrant and Leigh S. Belden dated as of April
           16, 1986.(1)
10.4*      Employment Agreement between the Registrant and Steven C. Taylor dated as of April
           16, 1986.(1)
10.5*      Executive Incentive Compensation Agreement between the Registrant and Timothy G.
           Conley dated as of July 1, 1995.(1)
10.6*      Executive Incentive Compensation Agreement between the Registrant and James G.
           Regel dated as of July 1, 1995.(1)
10.7       Common Stock Purchase Agreement and Promissory Note between the Registrant and
           Leigh S. Belden each dated as of September 16, 1993.(1)
10.8       Promissory Notes of Timothy G. Conley in favor of the Registrant dated as of
           November 16, 1995 and January 2, 1996.(1)
10.9       Promissory Note of James G. Regel in favor of the Registrant dated as of January
           1, 1996.(1)
10.10      Promissory Note of Henry L. Tinker in favor of the Registrant dated as of November
           16, 1995.(1)
10.11      Promissory Note of Howard Oringer in favor of the Registrant dated as of January
           2, 1996.(1)
10.12      Lease Agreement between the Registrant and Baytech Associates, a California general partnership, dated February 27, 1986, and Memorandum of Lease Modification
           dated January 22, 1987.(1)
10.13+     Software License Agreement between the Registrant and Integrated Systems, Inc.
           dated January 27, 1993, as amended.(1)
10.14*     Registrant's Amended and Restated 1993 Stock Option Plan, including forms of agreements thereunder.(1)
10.15*     Form of Registrant's 1996 Employee Stock Purchase Plan, including forms of agreements thereunder.(1)

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
10.16*     Promissory Note of Robert F. Griffith in favor of the Registrant dated as of
           August 27, 1997.
11.1       Statement regarding calculation of net income per share.
23.1       Consent of Price Waterhouse LLP.
27.1       Financial Data Schedule.

---------------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-4010), which became effective on June 10, 1996.

 *  Management contracts or compensatory plans or arrangements.

 +  Confidential treatment granted as to portions of this exhibit.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a) (2) above.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE AT     ADDITIONS     DEDUCTIONS     BALANCE AT
                                           BEGINNING       CHARGED         FROM           END
                                            OF YEAR       TO INCOME      RESERVES       OF YEAR
                                           ----------     ---------     ----------     ----------
        Inventory Reserves
          Year ended June 29, 1997.......     $658          $ 265         $   --          $923
          Year ended June 30, 1996.......     $819          $  --         $ (161)         $658
          Year ended July 2, 1995........     $814          $   5         $   --          $819

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERILINK CORPORATION

September 26, 1997                        By:      /s/ LEIGH S. BELDEN
                                            ------------------------------------
                                                      Leigh S. Belden
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  -------------------
             /s/ LEIGH S. BELDEN               President, Chief Executive     September 26, 1997
---------------------------------------------  Officer and Director
               Leigh S. Belden                 (Principal Executive
                                               Officer)

              /s/ JOHN C. BATTY                Vice President, Finance and    September 26, 1997
---------------------------------------------  Chief Financial Officer
                John C. Batty                  (Principal Financial and
                                               Accounting Officer)

             /s/ HOWARD ORINGER                Chairman of the Board of       September 26, 1997
---------------------------------------------  Directors
               Howard Oringer

            /s/ STEVEN C. TAYLOR               Chief Technical Officer,       September 26, 1997
---------------------------------------------  Vice Chairman of the Board
              Steven C. Taylor                 of Directors

              /s/ DAVID L. LYON                Director                       September 26, 1997
---------------------------------------------
                David L. Lyon

                               INDEX OF EXHIBITS



       EXHIBIT
        NUMBER                       DESCRIPTION
        ------                       -----------
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

         10.13+       Software License Agreement between the Registrant and
                      Integrated Systems, Inc. dated January 27, 1993, as amended. (1)

         10.14* Registrant's Amended and Restated 1993 Stock Option Plan, including forms of agreements thereunder. (1)

         10.15* Form of Registrant's 1996 Employee Stock Purchase Plan, including forms of agreements thereunder. (1)

         10.16*       Promissory Note of Robert F. Griffith in favor of the
                      Registrant dated as of August 27, 1997.

         11.1         Statement regarding calculation of net income per share.

         23.1         Consent of Price Waterhouse LLP.

         27.1         Financial Data Schedule.

--------------


(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-4010), which became effective on June 10, 1996.

*      Management contracts or compensatory plans or arrangements.

+      Confidential treatment granted as to portions of this exhibit.