Form 10-Q
period 1997-09-28
VERILINK CORP
filed 1997-11-12
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

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

The number of shares outstanding of the issuer's common stock as of November 7, 1997 was 13,681,254.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q


PART I.        FINANCIAL INFORMATION                                                  PAGE NO.
-------        ---------------------                                                  --------

Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations for the                    3
               three months ended September 28, 1997 and September 29, 1996

               Condensed Consolidated Balance Sheets at                                   4
               September 28, 1997 and June 29, 1997

               Condensed Consolidated Statements of Cash Flows for                        5
               the three months ended September 28, 1997 and September 29, 1996

               Notes to Condensed Consolidated Financial Statements                       6

Item 2.        Management's Discussion and Analysis of                                    8
               Financial Condition and Results of Operations


PART II.       OTHER INFORMATION
--------       -----------------

Item 6.        Exhibits and Reports on Form 8-K                                          17


SIGNATURES                                                                               18

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERILINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousand except per share amounts)
                                  (unaudited)


                                                           Three months ended
                                                   September 28,          September 29,
                                                       1997                   1996
                                                   ------------           ------------
Net sales                                          $     10,013           $     14,676
Cost of sales                                             5,008                  7,122
                                                   ------------           ------------
  Gross profit                                            5,005                  7,554
                                                   ------------           ------------

Operating expenses:
  Research and development                                2,863                  2,044
  Selling, general and administrative                     3,714                  3,606
                                                   ------------           ------------
    Total operating expenses                              6,577                  5,650
                                                   ------------           ------------

Income (loss) from operations                            (1,572)                 1,904
Interest and other income, net                              574                    470
                                                   ------------           ------------
Income (loss) before income taxes                          (998)                 2,374
Provision for (benefit from) income taxes                  (369)                   926
                                                   ------------           ------------
Net income (loss)                                  $       (629)          $      1,448
                                                   ============           ============

Net income (loss) per share                        $      (0.05)          $       0.10
                                                   ============           ============

Weighted average common and common
  equivalent shares outstanding                          13,634                 14,350
                                                   ============           ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              VERILINK CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          ( in thousands, unaudited )


                                                    September 28,           June 29,
                                                        1997                  1997
                                                    ------------          ------------
                       ASSETS
Current assets:
Cash and cash equivalents                           $     29,723          $     36,596
  Short-term investments                                   9,573                 2,454
  Accounts receivable, net                                 6,709                 8,462
  Inventories                                              4,571                 4,453
  Deferred tax assets                                        957                   957
  Other current assets                                       393                   215
                                                    ------------          ------------
    Total current assets                                  51,926                53,137

Property and equipment, net                                6,743                 6,607
Non-current deferred tax assets                              616                   616
Other assets                                                 720                   327
                                                    ------------          ------------
    Total assets                                    $     60,005          $     60,687
                                                    ============          ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $      1,363          $      1,258
  Accrued expenses                                         4,435                 5,080
  Income taxes payable                                       654                   582
                                                    ------------          ------------
    Total current liabilities                              6,452                 6,920
Stockholders' equity                                      53,553                53,767
                                                    ------------          ------------

Total liabilities and stockholders' equity          $     60,005          $     60,687
                                                    ============          ============


The accompanying notes are an integral part of these financial statements.

                                    VERILINK
          CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                      Three Months Ended
                                                            September 28,           September 29,
                                                                 1997                    1996
                                                            -------------           -------------
Cash flows from operating activities:
  Net income (loss)                                                  (629)                  1,448
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     537                     238
    Deferred compensation related to stock options                     36                      57
    Changes in assets and liabilities:
      Accounts receivable                                           1,753                     607
      Inventories                                                    (118)                   (732)
      Other assets                                                   (278)                    101
      Accounts payable                                                105                     (21)
      Accrued expenses                                               (645)                     61
      Income taxes payable                                             72                     817
                                                            -------------           -------------
        Net cash provided by operating activities                     833                   2,576
                                                            -------------           -------------
Cash flows from investing activities:
  Purchase of property and equipment                                 (673)                   (675)
  Purchase of short-term investments                               (7,119)                 (7,871)
  Purchase of other assets                                           (293)                      -
                                                            -------------           -------------
    Net cash used in investing activities                          (8,085)                 (8,546)
                                                            -------------           -------------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                         379                       5
Net decrease in cash and cash equivalents                          (6,873)                 (5,965)
Cash and cash equivalents at beginning of period                   36,596                  40,542
                                                            -------------           -------------
Cash and cash equivalents at end of period                         29,723                  34,577
                                                            =============           =============
Supplemental disclosures:
  Cash paid (refund) for income taxes                                (455)                    109

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. Interim Financial Statements

        The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended September 28, 1997 are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 28, 1998. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997 as filed with the Securities and Exchange Commission.


NOTE 2. Inventories (in thousands)

                                 September 28,              June 29,
                                      1997                    1997
                                 -------------           -------------
Raw materials                    $       3,220           $       3,228
Work-in-process                            703                     973
Finished goods                           1,485                   1,175
                                 -------------           -------------
                                         5,408                   5,376
Less inventory reserves                   (837)                   (923)
                                 -------------           -------------
                                 $       4,571           $       4,453
                                 =============           =============

NOTE 3. Recent Accounting Pronouncement

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". This statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company is required to adopt the new standard in the second quarter of fiscal 1998. The following table sets forth net income (loss) per share as reported and unaudited pro forma basic and diluted net income (loss) per share assuming FAS 128 had been applied during the periods presented:


                                                         September 28,        September 29,
                                                              1997                 1996
                                                         -------------        -------------

Net income (loss) per share as reported                  $       (0.05)       $        0.10
Pro forma basic net income (loss) per share                      (0.05)                0.11
Pro forma diluted net income (loss) per share                    (0.05)                0.10


        In June 1997, the FASB issued Statement No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with fiscal 1999.

        In June 1997, the FASB issued Statement No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements.

        This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the Company's anticipated expense levels for research and development, and selling, general and administrative operations; anticipated capital expenditures; and expectations regarding inventory balances, liquidity and adequacy of cash resources under the sub-headings "Results of Operations" and "Liquidity and Capital Resources". Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.


RESULTS OF OPERATIONS

Overview

        Verilink Corporation develops, manufactures and markets access products for telecommunications network service providers and corporate end users. Verilink designed the Access System 2000 with modular hardware and the Company's software-based Advanced Programmable Architecture TM to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to narrowband transmission facilities including fractional or full T1/E1, and to multiple T1/E1 facilities, up to broadband (T3) transmission speeds.

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

        The following table presents the percentages of total sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.


                                                       Three Months Ended
                                                 ------------------------------
                                                 September 28,    September 29,
                                                      1997            1996
                                                 -------------    -------------
Sales                                                100.0%          100.0%
Cost of sales                                         50.0%           48.5%
                                                 -------------    -------------
    Gross margin                                      50.0%           51.5%
                                                 -------------    -------------

Operating expenses:
  Research and development                            28.6%           13.9%
  Selling, general and administrative                 37.1%           24.6%
                                                 -------------    -------------
    Total operating expenses                          65.7%           38.5%
                                                 -------------    -------------

Income (loss) from operations                        (15.7)%          13.0%
Interest and other income, net                         5.7 %           3.2%
                                                 -------------    -------------
Income (loss) before income taxes                    (10.0)%          16.2%
Provision for (benefit from) income taxes             (3.7)%           6.3%
                                                 -------------    -------------
Net income (loss)                                     (6.3)%           9.9%
                                                 -------------    -------------


Periods Ended September 28, 1997 and September 29, 1996


        Sales. Sales for the three months ended September 28, 1997 decreased 31.8% from the comparable prior year period and decreased 19.6% from the fourth fiscal quarter of 1997. The decreases from the corresponding prior year period and prior quarter resulted primarily from lower demand for products used in wireless applications. Sales to the Company's five largest customers during the three months ended September 28, 1997 were approximately 46% of total sales as compared to approximately 65% during the related period ended September 29, 1996.

        Gross Margin. Gross margin decreased to 50% of total sales in the three months ended September 28, 1997 from 51% of total sales during the comparable prior year quarter primarily due to lower sales volumes.

        Research and Development. Research and development expenditures increased $0.8 million to $2.9 million in the three months ended September 28, 1997 over the corresponding prior year period, and increased as a percentage of sales from 13.9% to 28.6%, reflecting increased investment in new product development and lower sales levels. The Company believes that a significant level of investment in product development is required to remain competitive and, accordingly, anticipates that research and development expense will continue to increase in amount during the remainder of fiscal 1998 and will vary over time as a percentage of sales.

        Selling, general and administrative. Selling, general and administrative expense increased by $0.1 million in the three months ended September 28, 1997 over the corresponding prior year period, and increased as a percentage of sales from 24.6% to 37.1%. The increase in spending is due primarily to increased selling activities, while the increase in percent is due primarily to lower sales. The Company expects selling, general and administrative expense to increase in the future due to expenses associated with an increased sales force and related increases in marketing and support staff as well as increased administrative expenses related to legal and information technology costs necessary to support expanded operations. The Company expects such expenses will vary over time as a percentage of sales.

        Interest and Other Income. Net interest and other income increased by $0.1 million in the three months ended September 28, 1997 over the corresponding prior year period primarily as a result of higher yields on invested balances.

        Provision for Income Taxes. The benefit from income taxes for the three month period ended September 28, 1997 reflects available carryback capacity combined with expected R&D tax credits in accordance with FAS 109. The combined estimated Federal and State effective tax rate for fiscal 1998 is 37%. The provision for income taxes of $926,000 for the quarter ended September 29, 1996 represented an estimated effective tax rate of 39%.


LIQUIDITY AND CAPITAL RESOURCES

        On September 28, 1997, the Company's principal sources of liquidity included $39.3 million of cash and cash equivalents, and short-term investments.

        During the three-month period ended September 28, 1997, the Company generated $833,000 from operating activities, down from the $2.6 million generated for the three-month period ended September 29, 1996. Accounts receivable were $1.8 million lower at September 28, 1997 than at June 29, 1997, reflecting lower sales levels and the collection of the prior quarter's shipments.

        Cash used for investing activities was $8.1 million for the three-month period ended September 28, 1997, as compared to $8.5 million for the three-month period ended September 29, 1996. The decrease is primarily a result of lower net purchases of short-term investments. Verilink invested $673,000 in property and equipment during the first three months of fiscal 1998 which was approximately the same as the corresponding prior year period. The Company estimates that total capital expenditures for fiscal 1998 could approximate $6.0 million, which are anticipated to be used for test equipment, design tools, enterprise resource planning (ERP) software applications, and new manufacturing capability. The Company expects its current facilities will be adequate through 1998.

The Company's $2.0 million secured revolving line of credit expired on August 15, 1997. There was no borrowing under the line of credit in 1997. While the Company believes that its existing cash and cash equivalents, short-term investments and anticipated cash flows from operations will satisfy the Company's near-term cash needs, Verilink continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, equipment financing and offerings of debt and equity securities.


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

        Management of Growth. The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations. In particular, the Company intends to increase its sales, marketing and support staff. These increases will result in increased responsibilities for management. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified sales and engineering personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales and engineering personnel and has experienced delays in filling such positions. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering and other personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Need to Expand Sales Organization and Channels of Distribution," and "Dependence on Key Personnel."

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

        Antitakeover Effects of Certain Charter Provisions. The Company's Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:

        Exhibit Number              Description of Exhibit
        --------------              ----------------------

        27.1                        Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 28, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VERILINK CORPORATION


November 13, 1997                  By:   /s/ John C. Batty
                                       -------------------
                                       John C. Batty,
                                       Vice President, Finance and Chief
                                       Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------

Exhibit
Number                        Description
-------                       -----------
   27.1                Financial Data Schedule