Form 10-Q
period 1997-12-28
VERILINK CORP
filed 1998-02-10
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

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
Yes   X  .  No       .
   ------      -----

The number of shares outstanding of the issuer's common stock as of January 23, 1998 was 13,799,504.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q

PART I.        FINANCIAL INFORMATION                                                  PAGE NO.
-------        ---------------------                                                  --------
Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations for the                    3
               three and six month periods ended December 28, 1997 and
               December 29, 1996

               Condensed Consolidated Balance Sheets as of                                4
               December 28, 1997 and June 29, 1997

               Condensed Consolidated Statements of Cash Flows for                        5
               the six month periods ended December 28, 1997
               and December 29, 1996

               Notes to Condensed Consolidated Financial Statements                       6

Item 2.        Management's Discussion and Analysis of                                    9
               Financial Condition and Results of Operations


PART II.       OTHER INFORMATION
--------       -----------------

Item 4.        Submission of Matters to a Vote of Security Holders                       19

Item 6.        Exhibits and Reports on Form 8-K                                          19


SIGNATURES                                                                               20
----------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                   (Unaudited)

                                                           Three months ended             Six months ended
                                                      December 28,    December 29,   December 28,    December 29,
                                                      ------------    ------------   ------------    ------------
                                                          1997            1996           1997            1996
                                                      ------------    ------------   ------------    ------------
Net sales                                             $      9,518    $     16,286   $     19,531    $     30,962
Cost of sales                                                4,879           7,791          9,888          14,913
                                                      ------------    ------------   ------------    ------------
     Gross profit                                            4,639           8,495          9,643          16,049
                                                      ------------    ------------   ------------    ------------

Operating expenses:
   Research and development                                  2,699           2,434          5,562           4,478
   Selling, general and administrative                       3,843           3,760          7,556           7,366
                                                      ------------    ------------   ------------    ------------
     Total operating expenses                                6,542           6,194         13,118          11,844
                                                      ------------    ------------   ------------    ------------

Income (loss) from operations                               (1,903)          2,301         (3,475)          4,205
Interest and other income, net                                 508             505          1,082             975
                                                      ------------    ------------   ------------    ------------
Income (loss) before income taxes                           (1,395)          2,806         (2,393)          5,180
Provision for (benefit from) income taxes                     (520)          1,095           (889)          2,021
                                                      ------------    ------------   ------------    ------------
Net income (loss)                                     $       (875)   $      1,711   $     (1,504)   $      3,159
                                                      ============    ============   ============    ============

Net income (loss) per share - Basic                   $      (0.06)   $       0.13   $      (0.11)   $       0.24
                                                      ============    ============   ============    ============
Shares used in per share computations - Basic               13,686          13,192         13,660          13,168
                                                      ============    ============   ============    ============
Net income (loss) per share - Diluted                 $      (0.06)   $       0.12   $      (0.11)   $       0.22
                                                      ============    ============   ============    ============
Shares used in per share computations - Diluted             13,686          14,360         13,660          14,355
                                                      ============    ============   ============    ============


The accompanying notes are an integral part of these financial statements.

                              VERILINK CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   December 28,      June 29,
                                                                   ------------    ------------
                                                                      1997             1997
                                                                    -------          -------
                                                                   (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                         $25,242          $36,596
  Short-term investments                                             13,169            2,454
  Accounts receivable, net                                            5,846            8,462
  Inventories                                                         6,696            4,453
  Deferred tax assets                                                 1,840              957
  Other current assets                                                  190              215
                                                                    -------          -------
    Total current assets                                             52,983           53,137

Property and equipment, net                                           6,663            6,607
Non-current deferred tax assets                                         616              616
Other assets                                                          1,010              327
                                                                    -------          -------
    Total assets                                                    $61,272          $60,687
                                                                    =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $ 2,425          $ 1,258
  Accrued expenses                                                    5,214            5,080
  Income taxes payable                                                1,019              582
                                                                    -------          -------
    Total current liabilities                                         8,658            6,920

Stockholders' equity                                                 52,614           53,767
                                                                    -------          -------

Total liabilities and stockholders' equity                          $61,272          $60,687
                                                                    =======          =======

The accompanying notes are an integral part of these financial statements.

                              VERILINK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                           Six Months Ended
                                                                     December 28,    December 29,
                                                                     ------------    ------------
                                                                         1997             1996
                                                                     ------------    ------------
                                                                             (unaudited)
Cash flows from operating activities:
     Net income (loss)                                               $     (1,504)   $      3,159
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                       1,101             487
        Deferred income taxes                                                (883)              -
        Deferred compensation related to stock options                         76             114
        Accrued interest on notes receivable from stockholders               (143)              -
        Changes in assets and liabilities:
            Accounts receivable                                             2,616             441
            Inventories                                                    (2,243)           (744)
            Other assets                                                     (658)            310
            Accounts payable                                                1,167             813
            Accrued expenses                                                  134           1,105
            Income taxes payable                                              437              42
                                                                     ------------    ------------
              Net cash provided by operating activities                       100           5,727
                                                                     ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (1,157)         (3,146)
     Purchase of short-term investments                                   (14,167)         (3,461)
     Maturities of short-term investments                                   3,452               -
                                                                     ------------    ------------
        Net cash used in investing activities                             (11,872)         (6,607)
                                                                     ------------    ------------

Cash flows from financing activities:
     Net proceeds from issuance of Common Stock                               418              49
     Repayment of notes receivable                                              -             425
                                                                     ------------    ------------
        Net cash provided by financing activities                             418             474
                                                                     ------------    ------------


Net decrease in cash and cash equivalents                                 (11,354)           (406)
Cash and cash equivalents at beginning of period                           36,596          40,542
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $     25,242    $     40,136
                                                                     ============    ============

Supplemental disclosures:
     Cash paid (refund) for income taxes                             $       (455)   $      1,979
                                                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. Interim Financial Statements

        The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the fiscal 1998 interim periods are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 28, 1998. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997 as filed with the Securities and Exchange Commission.


NOTE 2. Inventories (in thousands)

                                       December 28,           June 29,
                                    ----------------     ---------------
                                          1997                 1997
                                    ----------------     ---------------
                                      (unaudited)

             Raw materials                  $ 3,083             $ 2,615
             Work-in-process                  1,286                 883
             Finished goods                   2,327                 955
                                    ----------------     ---------------
                                            $ 6,696             $ 4,453
                                    ================     ===============

NOTE 3.        Earnings Per Share

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) during the second quarter of 1998. The statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB
15) and makes them comparable to international EPS standards. FAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending price as used in the computation of fully diluted EPS. Earnings per share for all prior periods have been restated to conform to the provisions of FAS 128.

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                        (in thousands, except per share amounts)
                                         ----------------------------------------------------------------------
                                                Three Months Ended                      Six Months Ended
                                             Dec.28,          Dec. 29,             Dec. 28,         Dec. 29,
                                         -------------     -------------        -------------     -------------
                                              1997             1996                1997               1996
                                         -------------     -------------        -------------     -------------
Net income (loss) [numerator]            $        (875)    $       1,711        $      (1,504)    $       3,159
                                         =============     =============        =============     =============
Shares Calculation [denominator]:

Average shares outstanding -
        basic                                   13,686            13,192               13,660            13,168

Effect of Dilutive Securities:

Potential common stock
      relating to stock options(a)                   -             1,168                    -             1,187
                                         -------------     -------------        -------------     -------------
Average shares outstanding -
      diluted                                   13,686            14,360               13,660            14,355
                                         =============     =============        =============     =============

Net income (loss) per share -
      basic                              $       (0.06)    $        0.13        $       (0.11)    $        0.24
                                         =============     =============        =============     =============

Net income (loss) per share -
      diluted                            $       (0.06)    $        0.12        $       (0.11)    $        0.22
                                         =============     =============        =============     =============


(a) Potential common stock relating to stock options has been excluded for the three and six month periods ended December 28, 1997 since its inclusion would be antidilutive.

        Options to purchase 1,762,184 shares of common stock at prices ranging from $0.50 to $31.00 per share were outstanding at December 28, 1997 but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

NOTE 4. Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Forward-looking Statements.

        This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, the Company's anticipated expense levels for research and development, and selling, general and administrative operations; the amount of and specific uses of anticipated capital expenditures; expectations regarding inventory balances, liquidity and adequacy of cash resources; and adequacy of current facilities under the sub-headings "Results of Operations" and "Liquidity and Capital Resources." Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.


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

        The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company believes that its current product offerings are Year 2000 compliant. See "Factors Affecting Future Results."

        The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period to period in the future.

        The following table presents the percentages of net sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.


                                                Three Months Ended                  Six Months Ended
                                         December 28,        December 29,     December 28,    December 29,
                                       ----------------    ---------------    ------------    ------------
                                            1997                1996             1997            1996
                                       ----------------    ---------------    ------------    ------------
Net sales                                        100.0 %            100.0 %         100.0 %         100.0 %
Cost of sales                                     51.3               47.8            50.6            48.2
                                       ----------------    ---------------    ------------    ------------
       Gross margin                               48.7               52.2            49.4            51.8
                                       ----------------    ---------------    ------------    ------------

Operating expenses:
     Research and development                     28.4               14.9            28.5            14.5
     Selling, general and
     addministrative                              40.3               23.1            38.7            23.8
                                       ----------------    ---------------    ------------    ------------
       Total operating expenses                   68.7               38.0            67.2            38.3
                                       ----------------    ---------------    ------------    ------------

Income (loss) from operations                    (20.0)              14.2           (17.8)           13.5
Interest and other income, net                     5.3                3.0             5.5             3.2
                                       ----------------    ---------------    ------------    ------------
Income (loss) before income taxes                (14.7)              17.2           (12.3)           16.7
Provision for (benefit from) income
taxes                                             (5.5)               6.7            (4.6)            6.5
                                       ----------------    ---------------    ------------    ------------
Net income (loss)                                 (9.2)%             10.5%           (7.7)%          10.2%
                                       ----------------    ---------------    ------------    ------------


        Net Sales. Net sales for the three months ended December 28, 1997 decreased 4.9% from the preceding quarter and 41.6% from the fiscal quarter ended December 29, 1996. Net sales for the first half of fiscal 1998 declined
36.9 % from the corresponding period of fiscal 1997. The decrease from the preceding quarter resulted primarily from lower demand for products by the Company's reseller and carrier customers, partially mitigated by improved sales to the Company's wireless customers. The decrease in sales from the year earlier quarter and the first half of fiscal 1997 resulted primarily from reduced sales to both carrier and wireless customers. Sales to the Company's four largest customers as a percentage of total sales were approximately 49% during both the quarter ended December 28, 1997 and the preceding quarter and were approximately 65% of total sales during the quarter ended December 29, 1996. Sales to the Company's four largest customers for the first six months of fiscal 1998 represented 49% of total sales compared to 63% for the corresponding period of fiscal 1997.

        Gross Margin. Gross margin decreased to 48.7% of total sales in the three months ended December 28, 1997 from 50% of total sales during the preceding quarter and from 52.2% of total sales during the fiscal quarter ended December 29, 1996. For the first six months of fiscal 1998, gross margin was 49.4% compared to 51.8% for the corresponding period of fiscal 1997. The decrease in gross margins from the previous quarter was principally due to changes in product mix and period costs representing a higher percentage of sales, partially mitigated by increased production volumes. The decrease in gross margins from the year earlier quarter and from the first half of fiscal 1997 were due principally to lower sales volumes, increased manufacturing overhead costs and reduced direct material costs.

        Research and Development. Research and development (R&D) expenditures decreased $0.2 million to $2.7 million (28.4% of net sales) in the quarter ended December 28, 1997 from $2.9 million (28.6% of net sales ) during the preceding quarter, and increased $0.3 million from $2.4 million (14.9% of net sales) during the quarter ended December 29, 1996. For the first six months of fiscal 1998 R&D expenditures were $5.6 million (28.5% of net sales) compared to $4.5 million (14.5 % of net sales) during the same period of fiscal 1997. The decrease in R&D expenditures from the previous quarter principally reflect lowered contract development work during the December holiday period. In comparing the quarter and six month periods ended December 28, 1997 to the corresponding periods of fiscal 1997, the increases in both absolute dollar R&D expenditures and R&D expenditures as a percentage of net sales reflected increased investment in new product development and lower sales levels. The Company believes that a significant level of investment in product development is required to remain competitive and, accordingly, anticipates that research and development expense will continue to increase in amount during the remainder of fiscal 1998 and will vary over time as a percentage of sales.

        Selling, general and administrative. Selling, general and administrative (SG&A) expense increased by $0.1 million to $3.8 million (40.3 % of net sales) during the three months ended December 28, 1997 from $3.7 million (37.1% of net sales) during the preceding quarter, and remained relatively unchanged in absolute dollars at $3.8 million (23.1% of net sales) from the year earlier quarter. The increase in SG&A spending from the preceding quarter was due principally to increased marketing activities, while the percentage increase is due primarily to lower sales. For the three month and six month periods ended December 28, 1997, the Company held spending under tight control resulting in only marginal increases in SG&A expenses as compared to the corresponding periods of fiscal 1997. The increases in SG&A as a percentage of net sales was due principally to lower sales. The Company expects SG&A expense to increase in the future due to expenses associated with an increased sales force and related increases in marketing and support staff as well as increased administrative expenses related to legal and information technology costs necessary to support expanded operations. The Company expects such expenses will vary over time as a percentage of sales.

        Interest and Other Income, Net. Interest and other income, net decreased by approximately $0.1 million over the preceding quarter and was relatively unchanged from the corresponding quarter of fiscal 1997. Interest and other income, net increased approximately $0.1 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The increase between periods was primarily the result of higher yields on invested balances.

        Provision for/Benefit from Income Taxes. The Company recorded a 37% benefit from income taxes for the three month and six month periods ended December 28, 1997 reflecting available net operating loss carry-back capacity combined with expected tax credits in accordance with FAS 109. The provision for income taxes for the three month and six month periods ended December 29, 1996 represented an estimated effective tax rate of 39%.



LIQUIDITY AND CAPITAL RESOURCES

     At December 28, 1997, the Company's principal sources of liquidity included $38.4 million of cash and cash equivalents, and short-term investments.

     During the six-month period ended December 28, 1997, the Company generated $0.1 million from operating activities, down from $5.7 million generated for the six-month period ended December 29, 1996. Accounts receivable was $2.6 million lower at December 28, 1997 when compared to June 29, 1997, reflecting lower sales levels. Inventory increased $2.2 million reflecting product staging requirements necessary to meet anticipated future product shipment requirements. Accounts payable increased $1.2 million, reflecting increased procurement activities.

     Cash used for investing activities was $11.9 million for the six-month period ended December 28, 1997, as compared to $6.6 million for the six-month period ended December 29, 1996. The increase was primarily a result of greater net purchases of short-term investments. The Company invested $1.2 million in property and equipment during the first six months of fiscal 1998. The Company estimates that total capital expenditures for fiscal 1998 could approximate $6.0 million, which are anticipated to be used for test equipment, design tools, enterprise resource planning (ERP) software applications, and new manufacturing capability. The Company expects its current facilities will be adequate through fiscal 1998.

The Company's $2.0 million secured revolving line of credit expired in August 1997. There were no borrowings under the line of credit in 1997. While the Company believes that its existing cash and cash equivalents, short-term investments and anticipated cash flows from operations will satisfy the Company's near-term cash needs, the Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, equipment financing, and offerings of debt and equity securities.

FACTORS AFFECTING FUTURE RESULTS

    As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

   Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. In fiscal 1997, NORTEL, MCI, and CompuServe accounted for 22%, 20%, and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 67% of the Company's sales. In fiscal 1996, NORTEL, MCI, and CompuServe accounted for 7%, 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1995, MCI and CompuServe each accounted for 14% of the Company's sales and the Company's top five customers accounted for 47% of sales. Other than NORTEL, MCI and CompuServe, no customer accounted for more than 10% of the Company's sales in fiscal years 1997, 1996, or 1995. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from year to year. In some cases, major customers have abruptly terminated purchases of the Company's products. For example, sales of the Company's single purpose network access products to AT&T Paradyne represented 24% of sales in fiscal 1993, but declined to 11% and 2% of sales in fiscal 1994 and 1995, respectively, due to the decision by AT&T Paradyne to focus its sales efforts on competing products developed within the AT&T organization. In addition, sales to Stratacom, Inc. for provision of network management capabilities in a system sold to another AT&T business unit accounted for 9% of the Company's sales during fiscal 1995. Sales to Stratacom ceased during the second half of fiscal 1995 due to the decision by such AT&T business unit to internally provide such management functionality in its system. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition."

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

   Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by other vendors of components in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. The Company believes that recent period sales have been adversely impacted by budgetary constraints caused by pending merger discussions at some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration," and "Dependence on Component Availability and Key Suppliers."

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

   The Company's products are covered by warranties and the Company is subject to contractual commitments. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition and results of operations.

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

   Year 2000 Compliance. The Company is currently in the process of evaluating its information technology infrastructure for year 2000 compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers. In the event that the Company or any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business, financial condition and results of operation could be adversely affected. The Company believes that its current product offerings are Year 2000 compliant.

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

   Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company has employment agreements with Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. The Company also is a party to agreements with certain of its executive officers to help ensure the officer's continual services to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth."

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

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Stockholders of the Company was held on November 13, 1997 (the "Annual Meeting"). The voting of holders of record of 13,673,137 shares of the Company's Common Stock outstanding at the close of business on September 19, 1997 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange act of 1934.

        (b) The following individual was elected as a Class I Director of the Company at the Annual Meeting:

                               VOTES FOR             VOTES WITHHOLDING AUTHORITY

          David L. Lyon       11,537,807                     51,129

        (c) The appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal year 1998 was ratified. The stockholders' vote on such appointment was 11,549,301 shares FOR; 8,451 shares AGAINST; and 31,184 shares ABSTAINED from voting.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:

        Exhibit Number        Description of Exhibit
        --------------        ----------------------

        10.17                 Change of Control Severance Benefits Agreement -
                              Executive Officers*

        27.1                  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended December 28, 1997.



----------
*  Management contract or compensatory plan or arrangements

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VERILINK CORPORATION


February 10 , 1998                  By:   /s/ John C. Batty
                                        -------------------
                                       John C. Batty,
                                       Vice President, Finance and Chief
                                       Financial Officer (Duly Authorized
                                       Officer and Principal Financial Officer)

                                 Exhibit Index

Exhibit Number           Description
--------------           -----------

    10.17                Change of Control Severance Benefits Agreement-
                         Executive Officers*

    27.1                 Financial Data Schedule



---------

 * Management contract or compensating plan or arrangements