Form 10-Q
period 1998-03-29
VERILINK CORP
filed 1998-05-12
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].   No [ ].

The number of shares outstanding of the issuer's common stock as of May 6, 1998 was 13,820,137.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q


PART I.        FINANCIAL INFORMATION                                           PAGE NO.
-------        ---------------------                                           --------
Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations for the
               three and nine month periods ended March 29, 1998 and
               March 30, 1997                                                   3

               Condensed Consolidated Balance Sheets as of
               March 29, 1998 and June 29, 1997                                 4

               Condensed Consolidated Statements of Cash Flows for
               the nine month periods ended March 29, 1998
               and March 30, 1997                                               5

               Notes to Condensed Consolidated Financial Statements             6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    9


PART II.       OTHER INFORMATION
--------       -----------------

Item 6.        Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                      20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                 Three months ended            Nine months ended
                                               March 29,      March 30,     March 29,     March 30,
                                               --------       --------      --------       --------
                                                 1998           1997          1998           1997
                                               --------       --------      --------       --------
Net sales                                      $ 14,081       $ 13,760      $ 33,612       $ 44,722
Cost of sales                                     7,361          6,943        17,249         21,856
                                               --------       --------      --------       --------
     Gross profit                                 6,720          6,817        16,363         22,866
                                               --------       --------      --------       --------

Operating expenses:
   Research and development                       3,639          2,304         9,201          6,782
   Selling, general and administrative            4,034          3,638        11,590         11,004
                                               --------       --------      --------       --------
     Total operating expenses                     7,673          5,942        20,791         17,786
                                               --------       --------      --------       --------

Income (loss) from operations                      (953)           875        (4,428)         5,080
Interest and other income, net                      483            543         1,565          1,518
                                               --------       --------      --------       --------
Income (loss) before income taxes                  (470)         1,418        (2,863)         6,598
Provision for (benefit from) income taxes            --            553          (889)         2,574
                                               --------       --------      --------       --------
Net income (loss)                              $   (470)      $    865      $ (1,974)      $  4,024
                                               ========       ========      ========       ========

Net income (loss) per share - Basic            $  (0.03)      $   0.06      $  (0.14)      $   0.30
                                               ========       ========      ========       ========
Shares used in per share
   computations - Basic                          13,798         13,420        13,706         13,246
                                               ========       ========      ========       ========
Net income (loss) per share - Diluted          $  (0.03)      $   0.06      $  (0.14)      $   0.28
                                               ========       ========      ========       ========
Shares used in per share
   computations - Diluted                        13,798         14,312        13,706         14,341
                                               ========       ========      ========       ========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              VERILINK CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               March 29,     June 29,
                                              -----------    --------
                                                 1998          1997
                                              -----------    --------
                                              (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                     $21,663      $36,596
  Short-term investments                         15,323        2,454
  Accounts receivable, net                        8,174        8,462
  Inventories                                     5,712        4,453
  Deferred tax assets                             1,840          957
  Other current assets                              196          215
                                                -------      -------
    Total current assets                         52,908       53,137

Property and equipment, net                       6,482        6,607
Non-current deferred tax assets                     616          616
Other assets                                        965          327
                                                -------      -------
    Total assets                                $60,971      $60,687
                                                =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $ 1,584      $ 1,258
  Accrued expenses                                5,846        5,080
  Income taxes payable                              945          582
                                                -------      -------
    Total current liabilities                     8,375        6,920

Stockholders' equity                             52,596       53,767
                                                -------      -------

Total liabilities and stockholders' equity      $60,971      $60,687
                                                =======      =======

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                 VERILINK CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                                          Nine Months Ended
                                                                       March 29,      March 30,
                                                                      -----------     ---------
                                                                         1998           1997
                                                                      -----------     ---------
                                                                              (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                 $ (1,974)      $  4,024
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                     1,705            881
        Deferred income taxes                                              (883)            --
        Deferred compensation related to stock options                      121            262
        Accrued interest on notes receivable from stockholders             (166)            --
        Changes in assets and liabilities:
            Accounts receivable                                             288          1,027
            Inventories                                                  (1,259)        (1,561)
            Other assets                                                   (619)           384
            Accounts payable                                                326           (554)
            Accrued expenses                                                766            316
            Income taxes payable                                            363            407
                                                                       --------       --------
              Net cash provided by (used in) operating activities        (1,332)         5,186
                                                                       --------       --------

Cash flows from investing activities:
     Purchase of property and equipment                                  (1,580)        (5,105)
     Purchase of short-term investments                                 (22,753)        (5,485)
     Maturities of short-term investments                                 9,884             --
                                                                       --------       --------
        Net cash used in investing activities                           (14,449)       (10,590)
                                                                       --------       --------

Cash flows from financing activities:
     Net proceeds from issuance of Common Stock                             848            592
     Repayment of notes receivable                                           --            426
                                                                       --------       --------
        Net cash provided by financing activities                           848          1,018
                                                                       --------       --------


Net decrease in cash and cash equivalents                               (14,933)        (4,386)
Cash and cash equivalents at beginning of period                         36,596         40,542
                                                                       --------       --------

Cash and cash equivalents at end of period                             $ 21,663       $ 36,156
                                                                       ========       ========

Supplemental disclosures:
     Cash paid (refund) for income taxes                               $   (363)      $  2,167
                                                                       ========       ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

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


NOTE 2. Inventories (in thousands)


                                                March 29,       June 29,
                                               ----------       --------
                                                  1998            1997
                                               ----------        -------
                                               (unaudited)
         Raw materials                           $2,769          $2,615
         Work-in-process                          1,135             883
         Finished goods                           1,808             955
                                                 ------          ------
                                                 $5,712          $4,453
                                                 ======          ======

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

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                                               (in thousands, except per share amounts)
                                        ---------------------------------------------------
                                         Three Months Ended            Nine Months Ended
                                        March 29,     March 30,     March 29,     March 30,
                                        ----------------------      -----------------------
                                          1998           1997         1998          1997
                                         -------       -------      --------       -------
Net income (loss) [numerator]            $  (470)      $   865      $ (1,974)      $ 4,024
                                         =======       =======      ========       =======

Shares Calculation [denominator]:

Weighted shares outstanding-Basic         13,798        13,420        13,706        13,246


Effect of Dilutive Securities:

Potential common stock
      relating to stock options(a)            --           892            --         1,095

                                         -------       -------      --------       -------
Weighted shares outstanding-Diluted       13,798        14,312        13,706        14,341
                                         =======       =======      ========       =======

Net income (loss) per share-Basic        $ (0.03)      $  0.06      $  (0.14)      $  0.30
                                         =======       =======      ========       =======

Net income (loss) per share-Diluted      $ (0.03)      $  0.06      $  (0.14)      $  0.28
                                         =======       =======      ========       =======

(a) Potential common stock relating to stock options has been excluded for the three and nine month periods ended March 29, 1998 since its inclusion would be antidilutive.

        Options to purchase 1,811,860 shares of common stock at prices ranging from $0.50 to $31.00 per share were outstanding at March 29, 1998 but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

NOTE 4. Recent Accounting Pronouncements

               In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning in fiscal 1999.

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

        In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"). "Software Revenue Recognition". The Company has not yet determined the impact, if any, of SOP 97-2 on the financial statements of the Company.

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


                                                 Three Months Ended        Nine Months Ended
                                               ----------------------   -----------------------
                                                March 29,    March 30,  March 29,     March 30,
                                               ---------    ---------   ---------     ---------
                                                 1998          1997       1998          1997
                                               ---------    ---------   ---------     ---------
Net sales                                        100.0%       100.0%      100.0%       100.0%
Cost of sales                                     52.3         50.5        51.3         48.9
                                                 -----        -----       -----        -----
       Gross margin                               47.7         49.5        48.7         51.1
                                                 =====        =====       =====        =====

Operating expenses:
     Research and development                     25.8         16.7        27.4         15.2
     Selling, general and administrative          28.6         26.4        34.5         24.6
                                                 -----        -----       -----        -----
       Total operating expenses                   54.4         43.1        61.9         39.8
                                                 =====        =====       =====        =====

Income (loss) from operations                     (6.7)         6.4       (13.2)        11.3
Interest and other income, net                     3.4          3.9         4.7          3.4
                                                 -----        -----       -----        -----
Income (loss) before income taxes                 (3.3)        10.3        (8.5)        14.7
Provision for (benefit from) income taxes          0.0          4.0        (2.6)         5.7
                                                 -----        -----       -----        -----
Net income (loss)                                 (3.3%)        6.3%       (5.9%)        9.0%
                                                 =====        =====       =====        =====


        Net Sales. Net sales for the three months ended March 29, 1998 were $14.1 million an increase of 47.9% over net sales for the preceding quarter of $9.5 million and an increase of 2.3% over net sales of $13.8 million for the fiscal quarter ended March 30, 1997. Net sales for the first nine months of fiscal 1998 declined 24.8% to $33.6 million from $44.7 million during the corresponding period of 1997. The increase over the preceding quarter resulted primarily from improved product demand by wireless and system integrator customers, partially offset by a decline in sales to the Company's resellers. The marginal increase in net sales over the year earlier quarter resulted primarily from a shift in channel shipments away from reseller and carrier customers to wireless and system integrator customers. The decrease in net sales for the first nine months of fiscal 1998 compared to the corresponding period of the prior fiscal year is due to reduced shipments to resellers and carrier customers offset in part by improved wireless and system integrator shipments. Sales to the Company's four largest customers as a percentage of total sales were approximately 60%, 49% and 57% during the quarter ended March 29, 1998, the preceding quarter and the year earlier quarter, respectively. Sales to the Company's four largest customers for the nine months ended March 29, 1998 represented 53% of total sales compared to 61% for the corresponding period of fiscal 1997.

        Gross Margin. Gross margin decreased to 47.7% of total sales in the three months ended March 29, 1998 from 48.7% of total sales during the preceding quarter and from 49.5% of total sales during the fiscal quarter ended March 30, 1997. For the first nine months of fiscal 1998, gross margin was 48.7% compared to 51.1% for the corresponding period of fiscal 1997. The decrease in gross margin from the previous quarter was principally due to changes in product mix and lower absorption of overhead into inventory, partially offset by favorable manufacturing variances. The decrease in gross margin from the year earlier quarter and from the first nine months of fiscal 1997 is due principally to changes in product mix and increased manufacturing overhead costs, partially offset by reduced direct material costs.

        Research and Development. Research and development (R&D) expenditures increased $0.9 million to $3.6 million (25.8% of net sales) in the quarter ended March 29, 1998 from $2.7 million (28.4% of net sales ) during the preceding quarter, and increased $1.3 million from $2.3 million (16.7% of net sales) during the quarter ended March 30, 1997. For the first nine months of fiscal 1998 R&D expenditures were $9.2 million (27.4% of net sales) compared to $6.8 million (15.2 % of net sales) during the same period of fiscal 1997. The increase in R&D expenditures from the previous quarter and from the quarter ended March 30, 1997 principally reflects higher salaries and benefits, increased outside contract development work and increased engineering material expenses. In comparing the nine month period ended March 29, 1998 to the corresponding period ended March 30, 1997, the increase in absolute dollar R&D expenditures reflects increased investment in new product development, while the increase in R&D expenditures as a percentage of net sales reflects increased investment in new product development at lower sales levels. The Company believes that a significant level of investment in product development is required to remain competitive and, accordingly, anticipates that research and development expense will continue to increase in amount during the remainder of fiscal 1998 and will vary over time as a percentage of sales.

        Selling, general and administrative. Selling, general and administrative (SG&A) expense increased by $0.2 million to $4.0 million (28.6 % of net sales) during the fiscal quarter ended March 29, 1998 from $3.8 million (40.4% of net sales) during the preceding quarter, and increased $0.4 million from $3.6 million (26.4% of net sales) during the year earlier quarter. For the nine month period ended March 29, 1998 SG&A expenditures were $11.6 million (34.5% of net sales) compared to $11.0 million (24.6% of net sales) during the corresponding period of fiscal 1997. The increase in SG&A from the preceding quarter and the year earlier quarter was due principally to increased marketing activities and personnel costs necessary to support the Company's business infrastructure. The decrease in SG&A expenditures as a percentage of net sales between the fiscal quarter ended March 29, 1998 and the preceding quarter is due primarily to increased net sales. The increase in SG&A expenditures as a percentage of net sales between the fiscal quarter ended March 29, 1998 and the corresponding period of the prior fiscal year is due primarily to an increase in absolute dollar spending between periods. In comparing the nine month period ended March 29, 1998 to the corresponding period of fiscal 1997, the increase in absolute dollar SG&A is due principally to expenses associated with an increased sales force and personnel costs necessary to support the Company's business infrastructure, while the increase in SG&A expenditure as a percentage of net sales reflect increased personnel costs necessary to support the Company's business infrastructure at lower sales levels. The Company expects SG&A expense to increase in the future due to expenses associated with an increased sales force and related increases in marketing and support staff as well as increased administrative expenses related to legal and information technology costs necessary to support expanded operations. The Company expects such expenses will vary over time as a percentage of sales.

        Interest and Other Income, Net. Interest and other income, net was relatively unchanged from the preceding quarter and decreased by approximately $0.1 million from the corresponding quarter of fiscal 1997. Interest and other income, net was relatively unchanged from the first nine months of fiscal 1998 compared to the corresponding period of fiscal 1997.

        Provision for/Benefit from Income Taxes. The Company elected not to recorded a tax benefit or provision for income taxes for the quarter ended March 29, 1998. The Company has recorded a net tax benefit of 31% for the nine month period ended March 29, 1998 reflecting available net operating loss and credit carry-back capacity in accordance with FAS 109. The provision for income taxes for the three month and nine month periods ended March 30, 1997 each represented an estimated effective tax rate of 39%.



LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1998, the Company's principal sources of liquidity included $37.0 million of cash and cash equivalents, and short-term investments.

     During the nine-month period ended March 29, 1998, the Company used $1.3 million for operating activities, down from $5.2 million generated from operations for the nine-month period ended March 30, 1997. Accounts receivable was $.3 million lower at March 29, 1998 when compared to June 29, 1997, reflecting improved linearity of shipments between periods. Inventory increased $1.3 million reflecting product staging requirements necessary to meet anticipated future product shipment requirements. Accounts payable increased $.4 million, reflecting increased procurement activities.

     Cash used for investing activities was $14.4 million for the nine-month period ended March 28, 1998, as compared to $10.6 million for the nine-month period ended March 30, 1997. The increase was primarily a result of greater net purchases of short-term investments. The Company invested $1.6 million in property and equipment during the first nine months of fiscal 1998 compared to $5.1 million during the corresponding period of fiscal 1997. The Company estimates that total capital expenditures for fiscal 1998 could approximate $4.0 million, which are anticipated to be used for test equipment, design tools, enterprise resource planning (ERP) software applications, and new manufacturing capability. The Company expects its current facilities will be adequate through fiscal 1998.

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

   Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. In fiscal 1997, NORTEL, MCI, and CompuServe accounted for 22%, 20%, and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 67% of the Company's sales. In fiscal 1996, NORTEL, MCI, and CompuServe accounted for 7%, 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1995, MCI and CompuServe each accounted for 14% of the Company's sales and the Company's top five customers accounted for 47% of sales. Other than NORTEL, MCI and CompuServe, no customer accounted for more than 10% of the Company's sales in fiscal years 1997, 1996, or 1995. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in sales to those customers. In addition, such acquisitions could result in further concentration of the Company's customers. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from year to year. In some cases, major customers have abruptly terminated purchases of the Company's products. For example, sales of the Company's single purpose network access products to AT&T Paradyne represented 24% of sales in fiscal 1993, but declined to 11% and 2% of sales in fiscal 1994 and 1995, respectively, due to the decision by AT&T Paradyne to focus its sales efforts on competing products developed within the AT&T organization. In addition, sales to Stratacom, Inc. for provision of network management capabilities in a system sold to another AT&T business unit accounted for 9% of the Company's sales during fiscal 1995. Sales to Stratacom ceased during the second half of fiscal 1995 due to the decision by such AT&T business unit to internally provide such management functionality in its system. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition."

   Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors. Most of the Company's sales are in the form of large orders with short delivery times. The

Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter to quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Sales to individual current customers have varied by as much as $4.0 million between consecutive quarters.

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

   The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve its sales objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. The Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and could have an adverse effect on the Company's business, financial condition and results of operations in the periods in which the inventory is reduced.

   The Company's industry is characterized by declining prices of existing products, and therefore continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions, such as price reductions, volume discounts, or provision of services at below-market rates. These actions could materially and adversely affect the Company's operating results.

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

   Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for the Company's Access System 2000 product line. The Access System 2000 product line represented approximately 80% of sales in fiscal 1997 and 70% of sales in fiscal 1996. Increased market acceptance of the Company's Access System 2000 products is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before they can be made commercially available by the Company. The Company has in the past experienced delays in the introduction of Access System 2000 product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient numbers of qualified personnel and unforeseen technical obstacles, as well as to changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's Access System 2000 products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

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

   Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, IP, ISDN, Frame Relay and ATM. Furthermore, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays, in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and Products under Development."

   Year 2000 Compliance. The Company is currently in the process of evaluating its information technology infrastructure for year 2000 compliance, including reviewing what actions are required to make all software systems used internally year 2000 compliant. In connection with the Company's review of it's information technology infrastructure for year 2000 compliance, the Company is evaluating enterprise resource planning (ERP) solutions. The implementation of an ERP solution would require a significant investment by the Company in both internal and external resources. Significant difficulties with or delays by the Company in implementing an ERP solution could have a material impact on the business, operating results and financial condition of the Company. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolve year 2000 compliance issues. This may result in customer or potential customer spending being diverted from telecommunication network solutions over the next two years. In the event that the Company or any of the Company's significant suppliers or customers does not successfully and timely achieve year 2000 compliance, the Company's business, financial condition and results of operation could be adversely affected. The Company believes that its current product offerings are year 2000 compliant.

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

   Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company's products. The Company has received and may receive in the future communications from third parties asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities, generally without limitation, resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected.

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

   Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company has employment agreements with Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. The Company also is a party to agreements with certain of its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth."

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

                                   PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:

        Exhibit Number              Description of Exhibit
        --------------              ----------------------
        27.1                        Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 29, 1998.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VERILINK CORPORATION


May 12, 1998                           By:   /s/ John C. Batty
                                            ----------------------------------
                                            John C. Batty,
                                            Vice President, Finance and Chief
                                            Financial Officer (Duly Authorized
                                            Officer and Principal
                                            Financial Officer)