Form 10-K
period 1998-06-28
VERILINK CORP
filed 1998-09-23
CIK 774937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 28, 1998

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

                                 (408) 945-1199
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on September 18, 1998, as reported by the Nasdaq National Market was $44,604,158. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

    As of September 18, 1998 the registrant had outstanding 13,913,340 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held November 23, 1998 (the "Proxy Statement"), (Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Verilink Corporation (the "Company") develops, manufactures and markets integrated access products for use by telecommunications network service providers ("NSPs") and corporate end users on wide area networks. Wide area networks ("WANs") are comprised of information switching systems interconnected by long-distance digital transmission links, and enable individuals, groups and businesses to exchange information electronically. Verilink products provide seamless connectivity and interconnect for multiple traffic types and implement efficient transmission links between various network elements such as routers and frame relay, ATM, and voice switches. Verilink access systems bring value to digital transmission links by providing efficient use of bandwidth, support for diverse applications, and management of networks in a space saving, high-density platform. Corporate enterprises, and network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services, use Verilink integrated access products.

INDUSTRY BACKGROUND

     Three fundamental forces are driving growth in the market for telecommunications equipment. First, corporate and end-user demand for data, voice, and video communication services continues to grow rapidly worldwide. Secondly, competition among telecommunication service providers is intensifying due to continuing worldwide deregulation of the industry. And lastly, the commercialization of new telecommunication technologies such as frame relay, ATM, PCS, IP, and xDSL is enabling the introduction of new kinds of telecommunication services at lower costs. These three forces have contributed to the growing popularity of the Internet, the need for higher bandwidth, the widespread adoption of wireless communication services, and the migration by corporate enterprises to virtual private networks.

  The Internet

     The idea for the Internet was originally conceived by academic and governmental organizations for use in such applications as E-mail and file transfer. With the invention of the easy to use web browser and the availability of low cost web servers the Internet has become a global and commercial phenomenon. Today the Internet is the universal public data network -- it does for data communication what the public telephone network does for voice communication. Corporations use the Internet to provide access to information resources and to connect on-line with prospects, customers, business partners, and traveling employees. Consumers increasingly are using the Internet to access information, perform routine banking and brokerage transactions, and to purchase goods and services. As the application for the Internet expands to mainstream business and consumer uses the need for Quality-of-Service ("QOS") controls, security mechanisms, and other virtual private networking capabilities will become critical.

  Higher bandwidth

     Bandwidth refers to the information carrying capacity of a channel, and is a key factor for determining the amount, quality, and speed of a particular service that a user has access to. As the number of users that make use of corporate and public networks continues to increase, the requirement for additional bandwidth will grow. In addition, as the use of more data intensive applications such as multimedia and video conferencing gains popularity, the total bandwidth requirements of networks will grow faster. In order to keep pace with this rapid rate of expansion in the carrying capacity of the WAN, NSPs and corporate enterprises are employing new telecommunications access equipment, technology and transmission facilities. With ever-increasing demands for bandwidth, both service providers and corporate end users need to manage their communication services and budgets more efficiently and cost effectively. Equipment vendors who differentiate themselves by providing the ability to manage networks more efficiently and cost effectively will be beneficiaries of this trend toward higher bandwidth.

  Wireless communication

     Demand by mobile workers and consumers for wireless communication services has been growing at double digit rates over the past several years. This growth has been enabled by the availability of new low cost digital services and fueled by intense competition among service providers. In addition, service providers who must deliver new communication services to developing nations are increasingly looking to wireless technology as the most cost-effective solution. These two growth drivers have given rise to a multi-billion dollar wireless communications industry. The Company expects that future growth will come from a further increase in the number of subscribers, an increase in the total minutes of use, increased implementation of wireless local loop systems in developing nations, and by the emergence of broadband access markets in developed nations. Wireless communication services provide un-tethered access between the user and the service provider's Point-of-Presence ("POP") where voice and data traffic is then routed over specialized wireline transmission networks. In order to provide the necessary capacity and geographic coverage to support uninterrupted wireless access, multiple POP locations must be deployed and interconnected. Telecom equipment specifically tailored to the rigorous demands for reliability, scalability and network management will become critical to the success of these large-scale deployments.

  Virtual private networks

     Since the mid-1980's, corporations have relied on private data networks that use dedicated digital circuits leased from communications carriers. In such networks, the switching, multiplexing, alternate routing, management and other functions are concentrated at the periphery of the network and are the responsibility of the enterprise. Over the past several years the commercialization of new technology has enabled new service offerings such as Internet access, frame relay, and cell relay. These new capabilities combined with increased competition among service providers, and cost driven corporate downsizing, have spawned the creation of publicly shared networks. In these public networks, a significant portion of the operational responsibility has shifted to the network service provider at the center of the network. This shift enables the enterprise to concentrate more on managing access to these services, rather than on the specifics of the transmission facility or communications protocol. The use by enterprises of public networks is becoming more attractive as their use becomes more cost effective and the demand for information transiting these public networks increase. While corporate enterprises find the economics of public networks to be attractive, they must also have a high level of confidence in network reliability and security in order to be comfortable with transmitting vital corporate information over public transmission facilities. These conflicting goals of achieving cost effectiveness and assuring reliable and secure network performance have created the need for access solutions that offer the benefits of the low cost of shared public services with the control, quality and security of private networks. Access solutions that resolve these competing goals are referred to as "virtual private networks"
(VPNs).

VERILINK STRATEGY

     Verilink's objective is to become the leading provider of integrated network access equipment for use by NSPs and large corporate customers. Key elements of the Company's strategy include:

     - Expand Relationships with Key Customers. The Company has developed close relationships with MCI Communications Corp., CompuServe Corp., Nortel, Inc. and Qualcomm, Inc., leaders in traditional or emerging telecommunications markets. The Company believes that these relationships have allowed it to gain an in-depth knowledge of several networking technologies, which today are deployed in different markets. As its key customers adopt new technologies to expand the range of services they offer and enter new markets, the Company intends to leverage its expertise in each of these technologies by selling additional types of products to these customers.

     - Expand Customer Base. The Company believes that a direct sales organization that understands and can solve complex network access problems is necessary to sell its products to NSPs and large corporations. During fiscal 1998, the Company continued to invest in its sales and support organization as well as in other distribution channels in order to expand its customer base.

     - Offer Broad Array of Network Access Solutions. The Company's product strategy is to offer multiple network access technologies on a single integrated platform, as well as complimentary single-function access devices. Verilink designed the modular and scalable architecture of the Access System 2000 to provide a migration path to new network services, enabling customers to provide additional services without entirely replacing network access equipment. The Company is currently developing the next generation Access System 3000 platform, and WANscope family of frame relay performance monitoring probes.

     - Focus on Emerging International Markets. The Company believes that the markets for network access solutions in developing countries present significant opportunities. The Company intends to address these opportunities by partnering with NSPs and telecommunications equipment providers active in these markets and by forming an international distribution channel. To date the Company's Access System 2000 product for E1 access has been selected by Avantel for deployment in Mexico, and CompuServe and WorldCom for deployment in Europe.

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

CURRENT PRODUCTS

  Access System 2000

     Verilink's Access System 2000 ("AS2000") is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. Access System 2000 products are installed at the origination and termination points at which NSPs provide communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing, and inverse multiplexing functions for T1 (1.5 Mbps), E1, multi-T1, multi-E1, and T3 (45 Mbps) access links. A key feature of the System 2000 is its flexibility and adaptability possible through a modular architecture which allows customers to access new services or expanded network capacity simply by configuring or changing out circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 DSU, TDM, automatic protection switch, and a Simple Network Management Protocol (SNMP) management agent.

  Inverse Multiplexer

     Inverse multiplexing is a technology which transparently bonds multiple T1 lines into a single broadband transmission link suitable for use in Internet, frame relay, and ATM applications. Its purpose is to bridge the price and speed gap between T1 and T3. Since a typical T3 line costs about the same as 8 to 10 T1 lines, inverse multiplexing is particularly appropriate for bandwidth requirements between 3 and 12 Mbps (2 to 8 T1s). Verilink products offer inverse multiplexing capabilities.

  Network Termination Units

     Physical layer transmission standards form the foundation upon which all advanced data services are based, including the Internet, frame relay service, cell relay service, leased lines, and Integrated Services Digital Networks
(ISDN). Verilink's physical layer transmission devices convert standard data interchange signals into formats appropriate for sending over carrier facilities. Additionally, these devices provide physical layer performance monitoring and diagnostic functions. Verilink transmission systems are produced to carrier-grade standards of quality and are typically deployed for mission-critical applications, such as banking. Verilink offers a portfolio of products appropriate for a wide range of applications in either modular systems or as stand-alone devices.

  Broadband T3 DSU

     Verilink enables frame relay switches, routers, and other high-speed data communications equipment to access broadband T3 transmission lines. Like the T1 and E1 products, the T3 DSU includes extensive physical layer performance and diagnostic management tools. A single AS2000 system can support up to 13 T3 lines, or roughly 600 Mbps of throughput in a highly reliable, compact package.

PRODUCTS UNDER DEVELOPMENT

     During fiscal 1998 the following products were under development. Although these products were not yet generally available they were in various stages of evaluation by potential customers and are scheduled for general availability sometime in fiscal 1999. There can be no assurance that the company will be successful in introducing these products or that customers will accept them. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

  Node Manager

     Verilink's element management system, Node Manager, provides centralized fault and configuration management through an easy-to-use graphical interface. To the extent that networking operating costs generally exceed capital costs network element management capabilities minimize costs and simplify network operation. Node Manager uses standard SNMP, and handles multiple simultaneous users. It supports the Company's current Access System products and is expected to support various future product releases. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

  WANscope Frame Relay Performance Monitoring Probes

     The WANscope family of access products is designed to be used in Customer Premises Equipment (CPE) or Customer Located Equipment (CLE) applications. WANscope products are being designed to feature the capability for NSPs or corporate enterprises to constantly monitor and measure network performance for frame relay service which is currently the predominant standard for enterprise WAN backbones. Constant vigilance over network performance parameters such as loss, delay, and throughput will enable service providers and service users to enforce Service Level Agreements (SLAs), and to proactively manage network capacity and congestion to avoid downtime and eliminate waste. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

  Access System 3000

     The AS3000 system is designed to build on the architecture of the successful AS2000 platform. System enhancements to the AS2000 are expected to include: a four-fold increase in switching capacity, support for voice signals, broadband multiplexing up to T3 rates, new interfaces supporting the channelized T3 (M13) format, and support for High-speed Digital Subscriber Line ("HDSL") transmission. HDSL technology enables local exchange carriers to offer T1 services over standard copper lines without the use of repeaters thereby reducing the cost of installation and maintenance as well as reducing installation intervals. The AS3000 is targeted toward Competitive Local Exchange Carriers (CLECs) who wish to offer customers integrated access to voice and data network services as well as VPN services. See "Factors Affecting Future
Results -- Dependence on Recently Introduced Products and Products Under Development".

  Sales and Marketing

     The Company has a four-pronged channel strategy. First, products for advanced digital networks are offered to North American network service providers (NSPs) primarily via its direct sales force. Second, products for advanced digital networks are offered to North American enterprises primarily through indirect channels, which include distributors, systems integrators
(SIs), and value-added resellers (VARs). Third, products for wireless infrastructure are offered to global wireless operators primarily through OEM relationships with major wireless equipment manufacturers. Fourth, entry into international markets for advanced digital network products will be enabled through strategic relationships and in-country distribution channels that reach both enterprise and NSP customers.

     An important element of the Company's marketing strategy of targeting key customer relationships is its direct sales efforts to NSPs. A direct sales effort, supported by sales engineers who provide customers with pre- and post-sale technical assistance, allows the Company to gain a more in-depth knowledge of customers' network access requirements. The Company believes this knowledge helps it to build long-term relationships and alliances with key customers. The Company has fifteen sales offices located in major U.S. metropolitan areas.

     In addition to its direct sales force, the Company sells its products through VARs and distributors such as Alltel Supply, Inc., Anixter Bro's, Inc., Graybar Electronic Co. Inc. and Kent Datacomm. Approximately 10% of the Company's sales during fiscal 1998 were made to VARs and distributors. The Company's VARs and distributors have sold primarily into enterprise networks. Another important aspect to the Company's sales and marketing strategy is to reach end users through either an NSP or SI who may bundle equipment with a service offering, or may resell equipment to the enterprise. The Company believes this is an important distribution model as enterprises look to outsource wide-area networks and implement VPNs.

     Verilink's strategy for reaching wireless service providers is to establish OEM relationships with major infrastructure vendors who bundle Verilink products when offering total network solutions. Examples of this include Qualcomm and Nortel who accounted for 32% of Verilink's sales in 1998. Verilink plans to extend this distribution strategy to other CDMA infrastructure providers, and to extend wireless solutions into other communication standards such as TDMA, GSM and 3G.

     To date, the Company has had minimal direct sales to international customers. The Company believes that the international market for network access solutions will experience increased growth in the future. The Company's strategy is to increase and diversify its international sales through corporate relationships and by establishing international distributors. The Company's Access System 2000 product has been designed to meet international telecommunications standards. See "Factors Affecting Future Results -- Risks Associated With Entry into International Markets".

CUSTOMER SERVICE AND SUPPORT

     The Company maintains 24-hour, 7-day a week telephone support for all of its customers. The Company provides direct installation and service of its products utilizing its own resources or resources available under a Worldwide Equipment Support agreement with Vital Network Services Inc.

     The Company provides training to its customers relative to installation, operation and maintenance of the Company's products.

     The Company offers maintenance agreements to its customers which provide that, in exchange for a fee, the Company will provide on-site service, within a specified time, in response to any customer reported difficulties.

COMPETITION

     The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Access System product line is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company expects substantial competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation, Telco Systems, Inc., Visual Networks Inc., and Adtran, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes that the market for basic network termination products is mature. The Company believes that the principal competitive factors in this market are price, installed base and quality of customer support. In this market, the Company primarily competes with Adtran, Digital Link, Kentrox, Paradyne and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's like products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors into other equipment such as routers and switches, which include direct WAN interfaces in certain products, eroding the addressable market for separate network termination products.

     Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See "Factors Affecting Future Results -- Competition".

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products. During the past year, product development activities have emphasized expansion of features for the Access System 2000 product family, the Access System
3000 -- the Company's next generation Integrated Access platform and development of the Node Manager which provides element management capabilities. The Company's product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internetworking industries.

     During fiscal 1998, 1997 and 1996, total research and development expenditures were $12.5 million, $9.4 million and $7.3 million, respectively. All research and development expenses are charged to expense as incurred.

     The Company expects that it will continue to expend significant resources for product development of specific applications such as voice, DSL and other performance monitoring services as well as to respond to market demand and new service offerings from network service providers. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

     The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's future results will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the integrated access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, IP, ISDN, and ATM. Further, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delay due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements.

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

     On-time delivery of the Company's products is dependent upon the availability of quality components and subsystems used in its products. The Company depends upon a subcontractor to assemble printed circuit boards used in its products in a timely and satisfactory manner. The Company obtains several components, and licenses certain embedded software, from single sources. Although the Company believes that, in each case, either an alternative supplier is available or the product can be redesigned to incorporate a different component, significant interruption in the delivery of any such item could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company's orders frequently require delivery quickly after placement of the order. Because the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. See "Factors Affecting Future Results -- Dependence on Component Availability and Key Suppliers".

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System technology. The Company is not currently aware of any material past infringement on its technology by third parties. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that the Company's patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. The Company has also entered into confidentiality and invention assignment agreements with its employees and independent contractors, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the

Company's technology and products more likely. See "Factors Affecting Future Results -- Limited Protection of Intellectual Property".

     The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may issue which relate to fundamental technologies incorporated into the Company's products. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for all expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected. See "Factors Affecting Future Results -- Risk of Third Party Claims Infringement".

EMPLOYEES

     As of June 28, 1998, the Company had approximately 250 employees worldwide, of whom 74 were employed in engineering, 69 in sales, marketing and customer service, 77 in manufacturing and 30 in general and administration. Management believes that the future success of Verilink will depend in part on its ability to attract and retain qualified employees, including management, technical, and design personnel. In particular, the Company currently has numerous open positions, specifically in the engineering area. Any lengthy delay in filling these positions will lead to delays in the introduction of various products currently being developed, as well as in the research and development associated with potential new products. See "Factors Affecting Future Results -- Dependence on Key Personnel" and "Factors Affecting Future Results -- Need to Expand Sales and Marketing Organization and Channels of Distribution".

BACKLOG

     The Company manufactures its products based upon its forecast of customer demand and typically builds finished products in advance of receiving firm orders from its customers. Orders for the Company's products are generally placed by customers on an as-needed basis and the Company has typically been able to ship these products within 30 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of sales in any future period.

ITEM 2. PROPERTIES

     The Company's headquarters and principal administrative and engineering facility is located in a building containing approximately 55,000 square feet located in San Jose, California. During 1997, the Company moved its manufacturing operations into a new 24,000 square foot facility located nearby its headquarters building in San Jose, California. The Company leases these buildings through April 2001 and November 2001, respectively, from Baytech Associates, a partnership which is comprised of Leigh S. Belden and Steven C. Taylor, Directors of the Company. In September 1998, the Company began leasing an additional 16,000 square feet of office space under a must-take provision of the related lease and has guaranteed Baytech Associates' obligation on an additional 30,000 square feet of office space.

     In addition, the Company has fifteen sales offices located in the U.S. Ten of these properties are occupied under operating leases that expire on various dates through the year 2000, with options to renew in most instances.

     The Company believes its current facilities are suitable for and adequate to support its present level of operations and believes that leasing additional space near these facilities can accommodate future growth. See Note 9 -- "Notes to Consolidated Financial Statements".

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal actions. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended June 28, 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company is set forth below:

     Mr. Leigh S. Belden, age 49, co-founded the Company and has served as its President, Chief Executive Officer and Director since its inception in December 1982. From 1980 to 1982, Mr. Belden was Vice President of Marketing for Cushman Electronics, a manufacturer of telephone central office and two-way radio test equipment. Previously, he held various international and domestic sales and marketing management positions for California Microwave. Mr. Belden received a B.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from Santa Clara University.

     Mr. Steven C. Taylor, age 52, co-founded the Company and has served as its Chief Technical Officer since its inception in December 1982. In addition, Mr. Taylor served as Chairman of the Board of Directors from the Company's inception until January 1996, at which time he became the Vice Chairman of the Board of Directors. Previously, Mr. Taylor served as Chief Engineer of Digital Products for Culbertson Industries and California Microwave. In 1980, Mr. Taylor formed Telecommunications Consultants, Inc., a consulting firm engaged in the design and support of digital and analog communications equipment.

     Mr. John C. Batty, age 43, joined the Company in May 1997 as Vice President, Finance and Chief Financial Officer. From December 1992 until joining Verilink, Mr. Batty was Vice President and Treasurer for VLSI Technology, Inc., a semiconductor manufacturer. From April 1991 to December 1992, Mr. Batty was Director Corporate Financial Planning for VLSI. Mr. Batty received a B.A. in Economics from the University of New Hampshire, and an M.B.A. from the University of Chicago.

     Mr. Thomas A. Flak, age 32, joined the Company in July 1997 as Director, Product Marketing. In August 1998, Mr. Flak was promoted to the position of Vice President of Marketing. From October 1992 until joining Verilink, Mr. Flak worked in various marketing management, sales and engineering positions with Network Equipment Technologies, a telecommunications equipment manufacturer. From June 1989 to

October 1992, Mr. Flak was a systems engineer with Southwestern Bell Telephone Company. Mr. Flak received a B.S. in Electrical Engineering from the University of Missouri at Rolla and an M.S. in Information Networking from Carnegie-Mellon University.

     Mr. Robert F. Griffith, age 54, joined the Company in June 1996 as Vice President of Sales. From February 1994 until joining Verilink, Mr. Griffith was Vice President of Carrier Sales for Network Equipment Technologies, a telecommunications equipment manufacturer. From November 1989 to February 1994, Mr. Griffith was Director of Sales for Nortel, Inc. Mr. Griffith received a B.A. in Business Administration from College of Notre Dame and an M.B.A. from Pepperdine University.

     Mr. Stephen G. Heinen, age 43, joined the Company in September 1998 as Vice President, Engineering. From June 1987 until joining Verilink, Mr. Heinen held various senior management positions within Northern Telecom (Nortel), including Vice President of Planning and Strategy and Assistant Vice President of Technology for the Meridian 1 Business Communications System, the leading Private Branch Exchange (PBX) worldwide. Prior to 1987, Mr. Heinen was a member of the scientific staff at Bell Northern Research, the research and development subsidiary of Nortel. Mr. Heinen received a B.S. in Computer Science from the University of California at Santa Barbara.

     Ms. Andrea C. Potts, age 49, joined the Company in April 1997 as Vice President, Human Resources. From June 1994 until joining Verilink, Ms. Potts was Director, Human Resources, for the Western Region of Sony Electronics, Inc. From June 1984 until January 1991, Ms. Potts was Manager of Human Resources for Fujitsu Microelectronics, Inc., a semiconductor manufacturer. Ms. Potts received a B.S. in Business Administration from San Jose State University.

     Mr. Stephen M. Tennis, age 56, joined the Company in December 1997 as Vice President, General Counsel. From March 1991 until joining Verilink, Mr. Tennis was a partner in the Palo Alto office of Morrison & Foerster, LLP, an international law firm. Prior to 1991, Mr. Tennis was a member of Ware & Freidenrich, a Palo Alto law firm. Mr. Tennis received a B.A. in History from Stanford University and an LLB from Stanford Law School.

     Mr. Henry L. Tinker, age 67, joined the Company in May 1991 as Vice President, Operations. From May 1990 until joining Verilink, Mr. Tinker served as an Operations Consultant to the Company. From May 1984 to May 1990, Mr. Tinker was Vice President of a business group of Cipher Data Products, a tape drive manufacturer. Mr. Tinker received a B.S. in Business Administration from the University of California at Los Angeles.

     Other than Henry L. Tinker, who is the father-in-law of Leigh S. Belden, there are no family relationships among any of the directors or executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         FISCAL 1998 -- QUARTER ENDED            JUNE 28    MARCH 29    DECEMBER 28    SEPTEMBER 28
         ----------------------------            -------    --------    -----------    ------------
Market Price: (1) High.........................  $11.00      $11.00        $9.44          $13.00
                    Low........................  $ 6.38      $ 5.56        $5.56          $ 8.75

         FISCAL 1997 -- QUARTER ENDED            JUNE 29    MARCH 30    DECEMBER 29    SEPTEMBER 29
         ----------------------------            -------    --------    -----------    ------------
Market Price: (1) High.........................  $11.25      $33.25       $37.00          $30.00
                    Low........................  $ 5.50      $ 5.69       $24.50          $21.25

---------------
(1) The Company's Common Stock is traded on the Nasdaq National Market under the symbol VRLK. The market prices per share represent the highest and lowest closing prices for Verilink's Common Stock on the Nasdaq national market during each quarter. As of September 18, 1998, the Company had approximately 145 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                   FINANCIAL INFORMATION BY YEAR (UNAUDITED)
         (THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
Net Sales................................  $50,915    $57,170    $41,608    $31,447    $36,533
Gross Profit.............................   25,121     28,845     21,453     14,755     17,647
Income (loss) from operations............   (3,745)     4,832      3,232        347      2,869
Net Income (loss)........................   (1,071)     4,194      2,716        448      2,263
Net Income (loss) per share -- basic.....  $ (0.08)   $  0.31    $  0.27    $  0.05    $  0.25
Net Income (loss) per share -- diluted...  $ (0.08)   $  0.29    $  0.25    $  0.04    $  0.25
Shares used to compute net income (loss)
  per share -- basic.....................   13,742     13,324     10,224      9,519      9,186
Shares used to compute net income (loss)
  per share -- diluted...................   13,742     14,289     10,804      9,961      9,186
Research and development as a percentage
  of sales...............................     24.5%      16.4%      17.5%      21.0%      16.4%
Capital expenditures.....................  $ 2,752    $ 6,471    $   958    $   782    $   861
Cash and cash equivalents and short-term
  investments............................  $42,415    $39,050    $40,542    $ 3,243    $ 6,161
Working capital..........................  $45,163    $46,217    $45,015    $ 5,695    $ 5,358
Stockholders' equity.....................  $53,810    $53,767    $47,234    $ 7,433    $ 6,988
Total assets.............................  $63,828    $60,687    $55,218    $12,617    $15,029
Employees................................      250        219        182        152        147

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                 FISCAL 1998                    JUNE 28    MARCH 29    DECEMBER 28    SEPTEMBER 28
                 -----------                    -------    --------    -----------    ------------
Net Sales.....................................  $17,303    $14,081       $ 9,518        $10,013
Gross Profit..................................  $ 8,758    $ 6,720       $ 4,639        $ 5,005
Income (loss) from operations.................  $   683    $  (953)      $(1,903)       $(1,572)
Net Income (loss).............................  $   903    $  (470)      $  (875)       $  (629)
Net Income (loss) per share -- basic..........  $  0.07    $ (0.03)      $ (0.06)       $ (0.05)
Net Income (loss) per share -- diluted........  $  0.06    $ (0.03)      $ (0.06)       $ (0.05)
Shares used to compute net income (loss) per
  share -- basic..............................   13,818     13,805        13,690         13,655
Shares used to compute net income (loss) per
  share -- diluted............................   14,284     13,805        13,690         13,655

                 FISCAL 1997                    JUNE 29    MARCH 30    DECEMBER 29    SEPTEMBER 29
                 -----------                    -------    --------    -----------    ------------
Net Sales.....................................  $12,448    $13,760       $16,286        $14,676
Gross Profit..................................  $ 5,979    $ 6,817       $ 8,495        $ 7,554
Income (loss) from operations.................  $  (248)   $   875       $ 2,301        $ 1,904
Net Income....................................  $   169    $   865       $ 1,712        $ 1,448
Net Income per share -- basic.................  $  0.01    $  0.06       $  0.13        $  0.11
Net Income per share -- diluted...............  $  0.01    $  0.06       $  0.12        $  0.10
Shares used to compute net income per share --
  basic.......................................   13,538     13,420        13,192         13,143
Shares used to compute net income per share --
  diluted.....................................   14,127     14,310        14,399         14,319

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the 1998 Consolidated Financial Statements and Notes thereto.

     This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in "Factors Affecting Future Results" below.

     The Company's fiscal year ends on the Sunday nearest June 30. Fiscal years 1998, 1997, and 1996 ended June 28, June 29, and June 30, respectively, and consisted of 52 weeks. References to 1998, 1997, and 1996 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

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

     During 1998, Verilink's Access System 2000 product line continued to generate the majority of sales. Verilink designed the Access System 2000 with modular hardware and software to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, and frame relay services. The Access System 3000 product currently under development, is expected to include an increase in switching capacity, support for voice signals and broadband multiplexing up to T3 rates.

The Company has other features under development that are intended to expand the number of services the Access System products support. The Company also sells single purpose network access devices for selected applications.

     The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period-to-period in the future.

RESULTS OF OPERATIONS

SALES

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Net Sales.............................................  $50,915    $57,170    $41,608
Percentage change from preceding year.................      -11%        37%        32%

     Net sales for 1998 of $50.9 million represented a decrease of approximately 11% from 1997 net sales of $57.2 million. Net sales for 1997 increased approximately 37% over 1996 net sales of $41.6 million. The decline in net sales during 1998 was attributable primarily to a decline in shipments to the Company's reseller and carrier customers partially off-set by improved shipments to system integrators. The Company believes 1998 net sales were adversely affected in part by pending merger and consolidation discussions among the Company's key customers resulting in delayed purchases. During 1998, shipments of the Access System 2000 product line in total accounted for approximately 86% of net sales compared to 80% during 1997 and 70% in 1996, while shipments of the Company's legacy products (CSU's and LIU's) have continued to decline. The increase in 1997 net sales over 1996 net sales was primarily due to the increase in unit shipments as a result of market acceptance of the Company's Access System 2000 product line.

     The Company's business is characterized by the concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 64%, 67% and 64% of sales in 1998, 1997, and 1996, respectively. The Company's largest customers in fiscal 1998 were Nortel, MCI, Qualcomm, CompuServe and Ameritech. See Note 1 -- "Notes to Consolidated Financial Statements" and "Factors Affecting Future Results -- Customer Concentration".

     The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers (OEMs), system integrators, value-added resellers (VARs) and distributors. Sales to VARs and distributors accounted for approximately 10% of sales in 1998 as compared to approximately 18% in 1997 and 14% in 1996. To date, sales outside of North America have not been significant. The Company intends to expand the marketing of its products, particularly to markets outside of North America.

GROSS PROFIT

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Gross Profit..........................................  $25,121    $28,845    $21,453
Percentage of Sales...................................     49.3%      50.5%      51.6%

     Gross profit as a percentage of sales in 1998 was 49.3% as compared to 50.5% in 1997 and 51.6% in 1996. The decrease in gross profit margin in 1998 was primarily due to increased manufacturing overhead spending resulting from higher labor and facility related costs at lower net sales levels. The increase in 1998 manufacturing overhead spending is offset in part by favorable direct material costs. The decrease in gross profit margin in 1997 from 1996 was primarily the result of higher fixed overhead costs associated with the addition of a new manufacturing facility and lower sales volume during the second half of 1997. In future periods, the Company's gross profit will vary depending upon a number of factors, including the channels of distribution, the price of products sold, discounting practices, the mix of products sold, price competition, increases in material costs, and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

RESEARCH AND DEVELOPMENT

                                                           1998       1997      1996
                                                          -------    ------    ------
                                                                  (THOUSANDS)
Research and development................................  $12,484    $9,373    $7,283
Percentage of Sales.....................................     24.5%     16.4%     17.5%

     Research and development expenses (R&D) increased to $12.5 million or 24.5% of sales in 1998, compared to $9.4 million and $7.3 million or 16.4% and 17.5% of sales for 1997 and 1996, respectively. The expense increase during 1998 is due principally to the use of outside consultants and the addition of personnel associated with product development activities. The increase in R&D expenses as a percentage of sales is due to an increase in spending at reduced sales levels. During 1998, the Company's new product development efforts focused on advanced features for the Access System 2000 Platform, the Access System 3000 -- the Company's next generation Integrated Access Platform and development of the Node Manager developed to provide node element management capabilities for all Access System 2000 and 3000 modules. The increase in R&D expenses during 1997 was due principally to the addition of personnel, use of outside consultants, depreciation of capital expenditures and prototype development, design and testing. The Company considers product development expenditures to be critical to future sales and expects to increase spending in absolute dollars, while such expenditures as a percentage of sales may vary. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See "Factors Affecting Future
Results -- Dependence on Recently Introduced Products and Products Under Development".

SELLING, GENERAL AND ADMINISTRATIVE

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Selling, general and administrative...................  $16,382    $14,640    $10,938
Percentage of Sales...................................     32.2%      25.6%      26.3%

     The Company's selling, general and administrative expenses increased to $16.4 million in 1998, compared to $14.6 million in 1997 and $10.9 million in 1996. The increase in dollars spent in 1998 was due to the increase in selling and marketing activities and personnel related costs necessary to support the Company's infrastructure. These expenses increased as a percentage of sales to 32.2% in 1998 from 25.6% in 1997 due to increased dollar spending between periods at reduced net sales levels. The Company expects to increase sales and marketing spending in fiscal 1999 as a part of its effort to increase and expand the markets for its new and existing products. In addition, the Company expects to increase administrative and information technology costs necessary to support expanded operations. The Company expects that selling, general and administrative expenses may over time vary as a percentage of sales.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net remained relatively unchanged between 1998 and 1997 at approximately $2.0 million compared to $147,000 in 1996. The increase in interest income during 1997 is due primarily to the investment of proceeds from the Company's initial public offering of its common stock, completed in June 1996.

PROVISION FOR/BENEFIT FROM INCOME TAXES

     During 1998, the Company recorded a benefit from income taxes of $608,000 representing an effective tax rate of 36%. This benefit reflects available net operating loss carryback capacity. The provision for income taxes for 1997 was $2.7 million, an effective tax rate of 39%, compared to an effective tax rate of 20% in 1996. The 1997 effective tax rate of 39% approximates the combined federal and state statutory rates. The effective tax rate in 1996 was less than the combined federal and state statutory rates primarily due to the recognition of previously reserved deferred tax assets based on carryback capacity.

LIQUIDITY AND CAPITAL RESOURCES

     At June 28, 1998, the Company's principal sources of liquidity included $42.4 million of cash, cash equivalents, and short-term investments, an increase of approximately $3.4 million from the June 29, 1997 balance of $39 million.

     During 1998, the Company generated $5.2 million of net cash from operating activities; a $1.5 million increase over the $3.7 million generated in 1997 and a $3.5 million increase over the $1.7 million generated during 1996. Accounts receivable was approximately $2.5 million lower at June 28, 1998, when compared to June 29, 1997, reflecting an improvement in the linearity of shipments during the fourth quarter of 1998. Accounts receivable remained constant in 1997 as compared to 1996 at $2.3 million. Inventory levels increased approximately $500,000 from 1997 reflecting product staging necessary to meet anticipated future product shipment requirements. Inventory levels declined approximately $500,000 in 1997 when compared to 1996 balances. In 1998, accounts payable and accrued expenses increased $2.9 million, reflecting increased procurement activities and accruals for outside consultants and service providers.

     Net cash used for investing activities was $26.4 million in 1998 compared to $8.9 million in 1997 and $1 million in 1996. The 1998 increase over 1997 and 1996 in cash used for net investing activities is primarily the result of greater purchases of short-term investments. During 1998, Verilink invested approximately $1 million in Information Technology tools and an Enterprise Resource Planning (ERP) software application and approximately $800,000 in engineering development and test tools. In 1997, the Company invested $6.5 million in property, and equipment compared to $1 million in 1996. The 1997 investments in property and equipment were primarily for computer and test equipment and leasehold improvements for its new 24,000 square foot manufacturing facility. The Company estimates that total budgeted capital expenditures for 1999 will approximate $5 million and will include expenditures for test equipment, design tools, and implementation of a new ERP software application. See Note 8 -- "Notes to Consolidated Financial Statements".

     Net cash provided from financing activities was $900,000 in 1998 compared to $1.3 million in 1997 and $36.5 million in 1996. In 1997, the Company had a secured $2.0 million revolving line of credit which expired on August 15, 1997. There was no borrowing under the line of credit in 1998 or 1997. In June 1996 the Company raised $36.9 million through its initial public offering of common stock. Prior to the offering, the primary source of financing for the Company had been cash flow from operations.

     The Company believes that its cash and investment balances and anticipated cash flow from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months. However, the Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, equipment financing, and offerings of debt and equity securities.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, hopes, plans and goals regarding the future. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below and in the other sections of this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K and the Company's Annual Report to Stockholders.

     Customer Concentration. A small number of customers have accounted for a majority of the Company's sales in each of the past several fiscal years. In fiscal 1998, Nortel, MCI, Qualcomm and CompuServe accounted for 20%, 16%, 12% and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1997, Nortel, MCI, Qualcomm and CompuServe accounted for 22%, 20%, 9% and 11% of the Company's sales, respectively, and the Company's top five customers accounted for 67% of the Company's sales. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively and the Company's top five customers accounted for 64% of sales. Other than Nortel, MCI, Qualcomm and CompuServe, no customer accounted for more than 10% of the Company's sales in fiscal years 1998, 1997, or 1996. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in sales to those customers. In addition, such acquisitions could result in further concentration of the Company's customers. The Company has in the past experienced significant declines in sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance future merger and acquisition activity among the customers will not have a similar or worse adverse affect on the Company's sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results".

     Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to MCI, Nortel, Qualcomm and CompuServe have varied between quarters by as much as $4.0 million and have been the major contributor to the variability of quarterly sales in 1998. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

     Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by other vendors of components in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. The Company believes that recent period sales have been adversely impacted by budgetary constraints caused by pending merger discussions at some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Component Availability and Key Suppliers".

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

     Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by the Company, its major customers or its competitors, delays in new product introductions by the Company, market acceptance of new or enhanced versions of the Company's products, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

     The Company's products are covered by warranties and the Company is subject to contractual commitments. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition and results of operations. See "Year 2000 Compliance".

     Potential Volatility of Stock Price. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company's Common Stock. The Company has experienced significant fluctuations in its stock price and share trading volume since its initial public offering in June 1996. There is no assurance that such fluctuations will not continue.

     Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's Access System 2000 and the Access System 3000 product lines. The Access System 2000 product line represented approximately 86% of sales in fiscal 1998 and 80% of sales in fiscal 1997. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

     Need to Expand Sales and Marketing Organizations and Channels of Distribution. Currently the Company sells its products to a small number of customers through a relatively small sales force. The Company's strategy is to distribute and market its products to a broader customer base, which will require the Company to significantly expand its sales force and other channels of distribution. There can be no assurance that the Company will be able to recruit, train, motivate and manage additional qualified sales and marketing personnel with the requisite experience and knowledge, or attract additional qualified distributors. Availability of qualified sales and product marketing personnel is limited, and competition for experienced personnel in the network access and telecommunications equipment industries is intense. The failure to timely expand the Company's sales force, expand its channels of distribution and product marketing organization could have a material adverse effect on the Company's business, financial condition and results of operations. See "Customer Concentration", "Management of Growth" and "Dependence on Key Personnel".

     Dependence on Component Availability and Key Suppliers. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. The Company depends in part upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company obtains several components and licenses certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's requirements for any such components. The Company generally does not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. The Company has no current plans to significantly expand its supplier base. See "Year 2000 Compliance".

     Purchase orders from the Company's customers frequently require delivery quickly after placement of the order. As the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations could have a material adverse effect on the Company's business, financial condition and results of operations. See "Fluctuations in Quarterly Operating Results".

     Competition. The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Company's Access System product line is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company expects substantial competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation, Telco Systems, Inc., Visual Networks Inc., and Adtran, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes that the market for basic network termination products is mature and that the principal competitive factors in this market are price, installed base and quality of customer support. In this market, the Company primarily competes with Adtran, Digital Link, Kentrox, Paradyne and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's like products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to current products. Furthermore, basic line termination functions are increasingly being integrated by competitors into other equipment such as routers and switches, which include direct WAN interfaces in certain products, eroding the addressable market for separate network termination products.

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

     Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, ISDN, Frame Relay, ATM and IP. Furthermore, the communications industry is characterized by the need to design products which meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and Products under Development".

     Year 2000 Compliance. The year 2000 problem is widespread and complex. If computer, information or telecommunication systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company is evaluating its year 2000 risk as it exists in four areas: Information Technology infrastructure, including reviewing what actions are necessary to bring all software tools used internally to year 2000 compliance, information systems used by the Company's suppliers, potential warranty and year 2000 claims from the Company's customers, and the potential impact of reduced spending by customers or potential customers on telecommunication network solutions as a result of devoting a substantial portion of their information system spending to resolve year 2000 compliance issues.

     The Company is in the process of evaluating its information technology infrastructure for year 2000 compliance, which include reviewing what actions are required to make all software systems used internally year 2000 compliant. The Company has purchased an enterprise resource planning (ERP) solution which has been determined to be year 2000 compliant. The implementation of this ERP solution will require a material investment by the Company in internal and external resources. Significant delays by the Company in implementing this ERP solution could have a material adverse impact on the business, operating results and financial condition of the Company. It is the Company's intent for all software systems and tools that are identified as non-compliant to be either upgraded or replaced. For the non-compliant systems identified to date, the cost to bring the systems to year 2000 compliance is not expected to be material to the Company's operating results. However, if implementation of replacement systems and tools is delayed, or if significant new non-compliance issues are identified, the Company's results of operations, business and financial condition could be materially affected.

     The Company is in the process of contacting its key suppliers to determine that the suppliers operations and the products and services they provide are year 2000 compliant. In the event that any of the Company's key suppliers does not successfully and timely achieve year 2000 compliance, the Company's business, financial condition and results of operations could be adversely affected.

     All of the Company's products are currently being reviewed for compliance to year 2000 guidelines. This process includes complete and thorough testing of current products as well as inclusion of year 2000 requirements in specifications for future product releases. Based on a preliminary review, the Company believes its current product shipments are year 2000 compliant and that neither performance nor functionality are affected by dates prior to, during, and after the year 2000 and that the year 2000 is recognized as a leap year. However, as all customer events cannot be anticipated, the Company may see an increase in product warranty and other claims. In the event that any of the Company's products ultimately are not year 2000 compliant, or there are customer claims made against the Company, the Company's business, financial condition and results of operations could be adversely affected.

     The Company has not developed a contingency plan to address every potential year 2000 non-compliance situation that may be present when the year changes to 2000. However, it is the Company's intention to formulate contingency plans in those areas where year 2000 non-compliance could have an adverse effect on the Company's business, financial condition and results of operation.

     Management of Growth. The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations. In particular, the Company intends to increase its sales, engineering and product marketing organizations. These increases will result in increased responsibilities for management. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of sales, product marketing and engineering personnel and has experienced delays in filling such positions and expects to experience continued difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Need to Expand Sales and Marketing Organizations and Channels of Distribution" and "Dependence on Key Personnel".

     Risks Associated With Potential Acquisitions. An important element of the Company's strategy is to review acquisition prospects that would compliment its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, use of cash and/or the incurrence of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

     Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company's products. Standards for new services such as frame relay, performance monitoring services and ATM are still evolving. As these standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America. The Company has little experience in Europe and Far East markets, but intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company's products. The Company has received and may receive in the future communications from third parties asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities, generally without limitation, resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected.

     Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System technology. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that the Company's patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. The Company has also entered into confidentiality and invention assignment agreements with its employees and independent contractors, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company's technology and products more likely.

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company has employment agreements with Leigh S. Belden, the Company's President and Chief Executive Officer, and Steven C. Taylor, the Company's Chief Technical Officer. The Company also is a party to agreements with certain of its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth".

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

     Business Interruption. The Company's corporate headquarters, including its research and development operations and its manufacturing facilities, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have material adverse impact on the Company's financial results.

     Effects of Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 ("FAS 130"), "Reporting Comprehensive Income". FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning in fiscal 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this form 10-K.

                              VERILINK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements Included in Item 8:

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   26
Consolidated Balance Sheets as of June 28, 1998 and June 29,
  1997......................................................   27
Consolidated Statements of Operations for each of the three
  years in the period ended June 28, 1998...................   28
Consolidated Statements of Cash Flows for each of the three
  years in the period ended June 28, 1998...................   29
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended June 28, 1998.........   30
Notes to Consolidated Financial Statements..................   31
Schedule for each of the three years in the period ended
  June 28, 1998 included in Item 14(a):
II -- Valuation and Qualifying Accounts and Reserves........   44

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Verilink Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiary at June 28, 1998 and June 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP
San Jose, California
July 23, 1998

                              VERILINK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              JUNE 28,    JUNE 29,
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $16,304     $36,596
  Short-term investments....................................   26,111       2,454
  Accounts receivable, net of allowance of $62 and $76 for
     1998 and 1997, respectively............................    5,992       8,462
  Inventories...............................................    4,900       4,453
  Deferred tax assets.......................................    1,532         957
  Other current assets......................................      342         215
                                                              -------     -------
          Total current assets..............................   55,181      53,137
Property and equipment, net.................................    7,047       6,607
Deferred tax assets.........................................      436         616
Other assets................................................    1,164         327
                                                              -------     -------
                                                              $63,828     $60,687
                                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,527     $ 1,258
  Accrued expenses..........................................    6,747       5,080
  Income taxes payable......................................      744         582
                                                              -------     -------
          Total liabilities.................................   10,018       6,920
                                                              -------     -------
Commitments (Note 9)
Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding...........       --          --
  Common Stock, $0.01 par value; 40,000,000 shares
     authorized; 13,821,649 and 13,586,286 shares issued and
     outstanding............................................      138         136
  Additional paid-in capital................................   45,143      43,941
  Notes receivable from stockholders........................   (1,260)     (1,086)
  Treasury stock; 3,352,710 shares of Common Stock at
     cost...................................................   (7,320)     (7,320)
  Deferred compensation related to stock options............     (266)       (350)
  Retained earnings.........................................   17,375      18,446
                                                              -------     -------
          Total stockholders' equity........................   53,810      53,767
                                                              -------     -------
                                                              $63,828     $60,687
                                                              =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE YEARS ENDED JUNE 28,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Net sales...................................................  $50,915    $57,170    $41,608
Cost of sales...............................................   25,794     28,325     20,155
                                                              -------    -------    -------
Gross profit................................................   25,121     28,845     21,453
                                                              -------    -------    -------
Operating expenses:
  Research and development..................................   12,484      9,373      7,283
  Selling, general and administrative.......................   16,382     14,640     10,938
                                                              -------    -------    -------
Total operating expenses....................................   28,866     24,013     18,221
                                                              -------    -------    -------
Income (loss) from operations...............................   (3,745)     4,832      3,232
Interest and other income, net..............................    2,066      2,043        147
                                                              -------    -------    -------
Income (loss) before income taxes...........................   (1,679)     6,875      3,379
Provision for (benefit from) income taxes...................     (608)     2,681        663
                                                              -------    -------    -------
Net income (loss)...........................................  $(1,071)   $ 4,194    $ 2,716
                                                              =======    =======    =======
Net income (loss) per share
     Basic..................................................  $ (0.08)   $  0.31    $  0.27
                                                              =======    =======    =======
     Diluted................................................  $ (0.08)   $  0.29    $  0.25
                                                              =======    =======    =======
Weighted average common shares:
     Basic..................................................   13,742     13,324     10,224
                                                              =======    =======    =======
     Diluted................................................   13,742     14,289     10,804
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE YEARS ENDED JUNE 28,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $(1,071)   $ 4,194    $ 2,716
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    2,312      1,394        846
     Deferred income taxes..................................     (395)      (145)      (769)
     Tax benefit from exercise of stock option..............      271        897         57
     Deferred compensation related to stock options.........       95        261        357
     Accrued interest on notes receivable from
       stockholders.........................................     (174)       (71)       (18)
     Changes in assets and liabilities:
       Accounts receivable..................................    2,470     (2,280)    (2,269)
       Inventories..........................................     (447)       499     (2,232)
       Other assets.........................................     (964)        42         80
       Accounts payable.....................................    1,269       (941)       896
       Accrued expenses.....................................    1,667        135      1,505
       Income taxes payable.................................      162       (258)       571
                                                              -------    -------    -------
          Net cash provided by operating activities.........    5,195      3,727      1,740
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (2,752)    (6,471)      (958)
  Sale (Purchase) of short-term investments.................  (23,668)    (2,454)        --
                                                              -------    -------    -------
          Net cash used in investing activities.............  (26,420)    (8,925)      (958)
                                                              -------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net...............      933        797     36,872
  Repurchase of Common Stock................................       --         --       (183)
  Proceeds from repayments of notes receivable from
     stockholders...........................................       --        455         --
  Repayment of long-term debt...............................       --         --       (172)
                                                              -------    -------    -------
          Net cash provided by financing activities.........      933      1,252     36,517
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........  (20,292)    (3,946)    37,299
Cash and cash equivalents at beginning of year..............   36,596     40,542      3,243
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $16,304    $36,596    $40,542
                                                              =======    =======    =======
Supplemental disclosures:
  Cash paid for income taxes................................  $    92    $ 2,042    $   805
Supplemental disclosure of noncash financing activities:
  Common stock issued for notes receivable..................  $    --    $    25    $   577

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     NOTES                    DEFERRED
                                  COMMON STOCK       ADDITIONAL    RECEIVABLE               COMPENSATION
                               -------------------    PAID-IN         FROM       TREASURY    RELATED TO     RETAINED
                                 SHARES     AMOUNT    CAPITAL     STOCKHOLDERS    STOCK     STOCK OPTIONS   EARNINGS    TOTAL
                               ----------   ------   ----------   ------------   --------   -------------   --------   -------
BALANCE AT JULY 2, 1995......   9,519,512    $ 95     $ 3,894       $  (850)     $(7,320)      $    --      $11,614    $ 7,433
Issuance of Common Stock in
  initial public offering,
  net........................   2,555,000      25      36,742            --           --            --           --     36,767
Issuance of Common Stock
  under stock plans..........   1,258,711      13         669          (577)          --            --           --        105
Repurchase and retirement of
  shares of Common Stock.....    (210,390)     (2)       (103)           --           --            --          (78)      (183)
Deferred compensation related
  to stock options...........          --      --       1,173            --           --        (1,173)          --         --
Amortization of deferred
  compensation...............          --      --          --            --           --           357           --        357
Accrued interest on notes
  receivable from
  stockholders...............          --      --          --           (18)          --            --           --        (18)
Tax benefit of stock
  options....................          --      --          57            --           --            --           --         57
Net income...................          --      --          --            --           --            --        2,716      2,716
                               ----------    ----     -------       -------      -------       -------      -------    -------
BALANCE AT JUNE 30, 1996.....  13,122,833     131      42,432        (1,445)      (7,320)         (816)      14,252     47,234
Issuance of Common Stock
  under stock plans..........     463,453       5         817           (25)          --            --           --        797
Amortization of deferred
  compensation...............          --      --          --            --           --           261           --        261
Reversal of deferred
  compensation related to
  forfeited stock options....          --      --        (205)           --           --           205           --         --
Accrued interest on notes
  receivable from
  stockholders...............          --      --          --           (71)          --            --           --        (71)
Repayment of notes receivable
  from stockholders..........          --      --          --           455           --            --           --        455
Tax benefit of stock
  options....................          --      --         897            --           --            --           --        897
Net income...................          --      --          --            --           --            --        4,194      4,194
                               ----------    ----     -------       -------      -------       -------      -------    -------
BALANCE AT JUNE 29, 1997.....  13,586,286     136      43,941        (1,086)      (7,320)         (350)      18,446     53,767
Issuance of Common Stock
  under stock plans..........     235,363       2         931            --           --            --           --        933
Amortization of deferred
  compensation...............          --      --          --            --           --            84           --         84
Accrued interest on notes
  receivable from
  stockholders...............          --      --          --          (174)          --            --           --       (174)
Tax benefit of stock
  options....................          --      --         271            --           --            --           --        271
Net loss.....................          --      --          --            --           --            --       (1,071)    (1,071)
                               ----------    ----     -------       -------      -------       -------      -------    -------
BALANCE AT JUNE 28, 1998.....  13,821,649    $138     $45,143       $(1,260)     $(7,320)      $  (266)     $17,375    $53,810
                               ==========    ====     =======       =======      =======       =======      =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 28, 1998

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Verilink Corporation (the "Company"), a Delaware Corporation, was incorporated in 1982. The Company develops, manufactures and markets integrated access products for telecommunications network service providers ("NSPs") and corporate end users. The Company's integrated network access products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks ("WANs").

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

     The Company's fiscal year ends on the Sunday nearest June 30. Fiscal 1998, 1997 and 1996 ended June 28, June 29, and June 30 respectively, and consisted of 52 weeks. References to 1998, 1997, and 1996 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

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

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

SHORT-TERM INVESTMENTS

     The Company classifies its investment securities as available for sale. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except those unrealized losses which are deemed to be other than temporary which are reflected in the statements of operations. No such losses were recorded during any of the periods presented.

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

REVENUE RECOGNITION

     The Company generally recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. The Company accrues related product return reserves, warranty and royalty expenses at the time of sale. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over a six-month period. The Company warrants products for a five year period.

     The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company's sales:

                                                           THREE YEARS ENDED
                                                                JUNE 28,
                                                          --------------------
                                                          1998    1997    1996
                                                          ----    ----    ----
Nortel, Inc.............................................   20%     22%     --
MCI Communications Corp.................................   16%     20%     29%
Qualcomm, Inc...........................................   12%     --      --
CompuServe Corp.........................................   11%     11%     18%

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company's trade accounts receivables are derived from sales to customers primarily in North America. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit losses based upon the expected collectibility of the accounts receivable. Historically such losses have been immaterial.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

     The following table summarizes accounts receivable from customers comprising 10% or more of the gross accounts receivable balance for the periods indicated:

                                                  JUNE 28,    JUNE 29,    JUNE 30,
                                                    1998        1997        1996
                                                  --------    --------    --------
Nortel, Inc.....................................     26%         34%         17%
MCI Communications Corp.........................     26%         32%         50%
Qualcomm, Inc...................................     19%         --          16%

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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") during the second quarter of fiscal 1998. SFAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

     Following is a reconciliation of the numerators and denominators of the basic and diluted EPS for the years ended June 28, 1998, June 29, 1997 and June 30, 1996.

                                                 1998       1997       1996
                                                -------    -------    -------
Net income (loss) as reported.................  $(1,071)   $ 4,194    $ 2,716
                                                =======    =======    =======
Denominator used to compute basic earnings per
  common share................................   13,742     13,324     10,224
                                                =======    =======    =======
Shares issuable on exercise of options........       --        965        580
                                                -------    -------    -------
Denominator used to compute diluted earnings
  per common share............................   13,742     14,289     10,804
                                                -------    -------    -------
Basic earnings (loss) per share...............  $ (0.08)   $  0.31    $  0.27
                                                =======    =======    =======
Diluted earnings (loss) per share.............  $ (0.08)   $  0.29    $  0.25
                                                =======    =======    =======

     Options to purchase 1,833,134 shares of Common Stock were outstanding at June 28, 1998. As a result of a net loss incurred by the Company in 1998, potential common shares attributable to stock options were antidilutive and were excluded from the diluted net loss per share calculation.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the fiscal 1998 financial statement presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with fiscal 1999.

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for fiscal 1999.

NOTE 2 -- INITIAL PUBLIC OFFERING:

     In June 1996, the Company completed an initial public offering and issued 2,555,000 shares of its Common Stock to the public at a price of $16.00 per share. The Company realized proceeds of approximately $36.8 million, net of underwriting discounts, commissions and other offering costs.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

NOTE 3 -- DETAILS OF BALANCE SHEET COMPONENTS:

                                                           JUNE 28,    JUNE 29,
                                                             1998        1997
                                                           --------    --------
Inventories:
  Raw materials..........................................  $ 2,313     $ 2,615
  Work-in-process........................................      926         883
  Finished goods.........................................    1,661         955
                                                           -------     -------
                                                           $ 4,900     $ 4,453
                                                           =======     =======

Property and equipment:
  Furniture, fixtures and office equipment...............  $ 7,734     $ 7,494
  Machinery and equipment................................    5,564       3,650
  Leasehold improvements.................................    2,791       2,556
                                                           -------     -------
                                                            16,089      13,700
  Less: Accumulated depreciation and amortization........   (9,042)     (7,093)
                                                           -------     -------
                                                           $ 7,047     $ 6,607
                                                           =======     =======

Accrued expenses:
  Compensation and related benefits......................  $ 1,968     $ 2,142
  Warranty...............................................      634         491
  Other..................................................    4,145       2,447
                                                           -------     -------
                                                           $ 6,747     $ 5,080
                                                           =======     =======

NOTE 4 -- SHORT-TERM INVESTMENTS:

     The Company's short-term investments consist primarily of municipal and corporate bonds, and auction rate preferred stock.

NOTE 5 -- COMMON STOCK:

     During fiscal 1996 and 1995, the Company repurchased and retired 210,390 and 9,602 shares of Common Stock, respectively, at prices ranging from $0.50 to $2.17 per share.

     In September 1993, the Company issued 1,600,000 shares of Common Stock to one of its principal stockholders and 100,000 shares to one of its officers in exchange for notes totaling $800,000 and $50,000, respectively. During fiscal 1997, the $50,000 note was repaid. The remaining $800,000 note bears interest at 5% per annum and is due in September 1999. The note is secured by 130,398 shares of the Company's Common Stock.

     During the period of November 1995 through February 1996, the Company made loans totaling $577,000 to certain executives, employees and directors pursuant to the Company's 1993 Stock Option Plan. During fiscal 1997, a total of $405,000 of such loans was repaid. The remaining loans outstanding are secured by 134,000 shares of the Company's Common Stock and other real and personal property, have a five-year term and bear interest at 5% per annum. Principal plus accrued interest is repayable at maturity.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

NOTE 6 -- INCOME TAXES:

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                     THREE YEARS ENDED JUNE 28,
                                                    ----------------------------
                                                     1998      1997       1996
                                                    ------    -------    -------
Current:
  Federal.........................................  $(313)    $2,528     $1,350
  State...........................................    100        298         82
                                                    -----     ------     ------
                                                     (213)     2,826      1,432
                                                    -----     ------     ------

Deferred:
  Federal.........................................   (283)      (200)      (240)
  State...........................................   (112)        55       (529)
                                                    -----     ------     ------
                                                     (395)      (145)      (769)
                                                    -----     ------     ------
                                                    $(608)    $2,681     $  663
                                                    =====     ======     ======

     The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows:

                                                     THREE YEARS ENDED JUNE 28,
                                                    ----------------------------
                                                     1998      1997       1996
                                                    ------    -------    -------
Provision at statutory rate.......................  (34.0)%     34.0%      34.0%
State taxes, net of federal benefit...............    3.9        5.1        5.8
Change in valuation allowance.....................     --         --      (30.8)
Credits...........................................   (2.7)      (2.6)        --
Disallowance of research and development
  credits.........................................     --         --        5.4
Other.............................................   (3.4)       2.5        5.2
                                                    -----     ------     ------
                                                    (36.2)%     39.0%      19.6%
                                                    =====     ======     ======

     Deferred tax assets comprise the following (in thousands):

                                                            JUNE 28,    JUNE 29,
                                                              1998        1997
                                                            --------    --------
Credit carryforwards......................................   $  222      $  125
Inventory reserves........................................      451         386
Warranty..................................................      263         171
Other reserves and accruals...............................      417         230
Depreciation..............................................      369         439
Other.....................................................      246         222
                                                             ------      ------
Total deferred tax assets.................................    1,968       1,573
Valuation allowance.......................................       --          --
                                                             ------      ------
Net deferred tax assets...................................   $1,968      $1,573
                                                             ======      ======

     At June 28, 1998, the Company had credit carryforwards of $222,000 available to offset future income; such carryforwards expire in 2006.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

NOTE 7 -- EMPLOYEE BENEFIT PLANS:

     The 1993 Stock Option Plan (the "1993 Plan") was approved by the Board of Directors in March 1993. During fiscal 1996, the 1989 Directors Stock Option Plan (the "1989 Plan") was terminated and all options outstanding and available for grant under the 1989 Plan were incorporated into the 1993 Plan. As of June 28, 1998, a total of 4,050,000 shares of Common Stock had been reserved for issuance under the 1993 Plan to eligible employees, officers, directors, independent contractors and consultants upon the exercise of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). Options granted under the 1993 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan are exercisable immediately and generally vest over a four year period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

     The following summarizes stock option activity under the Company's 1993
Plan:

                                                                          WEIGHTED
                                                 SHARES                   AVERAGE
                                               AVAILABLE      OPTIONS     EXERCISE
                                               FOR GRANT    OUTSTANDING    PRICE
                                               ----------   -----------   --------
BALANCE AT JULY 2, 1995......................   1,111,354    1,676,984     $ 0.54
  Approved...................................     500,000           --
  Granted at market price....................    (563,800)     563,800       3.78
  Granted below market price.................    (493,800)     493,800       0.88
  Exercised..................................          --   (1,258,711)      0.54
  Canceled...................................     147,997     (147,997)      0.85
                                               ----------   ----------     ------
BALANCE AT JUNE 30, 1996.....................     701,751    1,327,876       2.00
  Approved...................................     750,000           --
  Granted at market price....................  (1,450,913)   1,450,913      17.01
  Exercised..................................          --     (429,698)      0.67
  Canceled...................................     777,415     (777,415)     20.68
                                               ----------   ----------     ------
BALANCE AT JUNE 29, 1997.....................     778,253    1,571,676       6.98
  Granted at market price....................    (608,650)     608,650       7.39
  Exercised..................................          --     (119,332)      1.44
  Canceled...................................     227,860     (227,860)      7.12
                                               ----------   ----------     ------
BALANCE AT JUNE 28, 1998.....................     397,463    1,833,134     $ 7.46
                                               ==========   ==========     ======

     On June 11, 1997, the Company canceled options to purchase 346,000 shares of Common Stock with exercise prices ranging from $16.13 to $36.13 previously granted to employees, and reissued all such options at an exercise price of $10.38, the fair market value of the stock on June 11, 1997. The reissued options have a ten year term and vest over four years from the date of reissuance.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

     The following table summarizes information concerning outstanding and vested stock options as of June 28, 1998:

                                OPTIONS OUTSTANDING                         OPTIONS VESTED
                  -----------------------------------------------   ------------------------------
                                    WEIGHTED
                                    AVERAGE           WEIGHTED                         WEIGHTED
   RANGE OF         NUMBER         REMAINING          AVERAGE                          AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   NUMBER VESTED   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -------------   --------------
$0.50 - $ 0.88       333,168          7.04             $ 0.81          200,716          $ 0.78
$5.00 - $ 6.00       518,316          8.76             $ 5.75          145,140          $ 5.73
$6.06 - $ 6.75       220,200          9.49             $ 6.55               --          $   --
$6.88 - $10.38       661,450          8.92             $ 8.88          175,860          $ 9.03
        $31.00       100,000          8.56             $31.00           45,833          $31.00
                   ---------          ----             ------          -------          ------
$0.50 - $31.00     1,833,134          8.58             $ 7.46          567,549          $ 7.04
                   =========          ====             ======          =======          ======

1996 EMPLOYEE STOCK PURCHASE PLAN

     In April 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 300,000 shares of Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. The Purchase Plan provides for successive offering periods with a maximum duration of 24 months. Each offering period is divided into consecutive semi-annual purchase periods. The price at which Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of Common Stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. During fiscal 1997 and 1998, a total of 33,755 and 116,031 shares of Common Stock were issued under the Purchase Plan at an average purchase price of $12.65 and $6.39, respectively.

ESTIMATED FAIR VALUE AWARDS UNDER THE COMPANY'S STOCK PLANS

     The weighted average estimated grant date fair value, as defined by SFAS 123, of options granted during fiscal 1996 at market price and below market price under the Company's stock option plan was $1.82 and $2.49, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, of options granted during fiscal 1998 and fiscal 1997 at market price under the Company's stock option plan were $3.17 and $6.17, respectively. The weighted average estimated grant date fair value of Common Stock issued pursuant to the Company's employee stock purchase plan during fiscal 1998, 1997 and 1996 was $1.91, $3.89 and $4.88, respectively. The estimated grant date fair values disclosed by the Company are calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                         1998    1997    1996
                                                         ----    ----    ----
Stock option plan:
  Expected dividend yield..............................   0.0%    0.0%    0.0%
  Expected stock price volatility......................    70%     61%     61%
  Risk free interest rate..............................  5.58%   6.07%   5.69%
  Expected life (years)................................  2.32    2.55    2.55
Stock purchase plan:
  Expected dividend yield..............................   0.0%    0.0%    0.0%
  Expected stock price volatility......................    70%     61%     61%
  Risk free interest rate..............................  5.31%   5.36%   5.33%
  Expected life (years)................................  0.50    0.50    0.50

PRO FORMA NET INCOME AND NET INCOME PER SHARE

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and stock purchase plan, the Company's net income (loss) and net earnings
(loss) per share would have been reduced to the pro forma amounts below for the years ended June 28, 1998, June 29, 1997 and June 30, 1996 (in thousands, except per share amounts):

                                                   1998       1997      1996
                                                  -------    ------    ------
Net Income (loss) as reported...................  $(1,071)   $4,194    $2,716
Pro forma net income (loss).....................  $(2,753)   $2,716    $2,529

Basic Earnings (loss) per share as reported.....  $ (0.08)   $ 0.31    $ 0.27
Diluted earnings (loss) per share as reported...  $ (0.08)   $ 0.29    $ 0.25

Pro forma basic earnings (loss) per share.......  $ (0.20)   $ 0.20    $ 0.25
Pro forma diluted earnings (loss) per share.....  $ (0.20)   $ 0.19    $ 0.24

     The pro forma effect on net income and net earnings per share is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     The Company has recorded compensation expense for the difference between the grant price and deemed fair market value of the Company's Common Stock for options granted in January and February 1996. Such compensation expense was $84,000, $261,000 and $357,000 for fiscal 1998, 1997 and 1996, respectively, and will aggregate approximately $968,000 over the vesting period of four years.

     Awards under the Company's profit sharing plan are based on achieving targeted levels of profitability. The Company provided for awards of $35,000 and $517,000 in fiscal 1998 and 1996 respectively. No expense under the plan was incurred in fiscal 1997.

NOTE 8 -- RELATED PARTY TRANSACTIONS:

     The Company leases its principal headquarters facility and its manufacturing facility from Baytech Associates ("Baytech") under operating leases which expire in April 2001 and November 2001, respectively. Baytech is owned by two stockholders who hold an aggregate of 39% of the Company's Common Stock and who are also officers and directors of the Company. Under terms of one of the lease agreements with Baytech,

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 28, 1998

there is a "must take" provision of the lease requiring the Company to lease an additional 16,000 square feet of office space commencing in September 1998. The Company has guaranteed Baytech Associates' obligation on an additional 30,000 square feet of office space. During fiscal 1998, 1997 and 1996, rent expense totaled $428,000, $428,000 and $826,000, respectively.

     During fiscal 1997, the Company entered into an agreement with RISC Communication Network Systems ("RC Network") which provides for the performance of research and development services by RC Network on behalf of the Company. RC Network is owned in part by Baytech Associates and one of the directors of the Company. During fiscal 1998 and 1997, the Company paid $1,260,000 and $98,000, respectively to RC Network for research and development services.

     Included in other assets as of June 28, 1998 and June 29, 1997, are advances of $502,000 and $402,000, respectively, due from certain officers of the Company. These advances bear interest at varying rates up to 7.5%, with various maturities to August 2002.

     The Company paid approximately $240,000 for consulting services to two of its outside directors during fiscal 1998 and approximately $110,000 and $120,000 for consulting services to an outside director during fiscal 1997 and 1996, respectively.

NOTE 9 -- COMMITMENTS:

     The Company leases its facilities under noncancelable operating lease agreements, which expire through fiscal 2002. The Company's principal facility lease (see Note 8) provides for lease payments based on the fair market value of comparable facilities commencing in May 1999 through expiration of the lease in April 2001. The future minimum lease payments set forth below assume that the monthly lease payment for the Company's principal facility from May 1999 through April 2001 will not vary significantly from the present monthly lease payment.

     Future minimum lease payments under all noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Fiscal year,
     1999...................................................  $1,465
     2000...................................................   1,530
     2001...................................................   1,463
     2002...................................................     429
                                                              ------
     Total minimum lease payments...........................  $4,887
                                                              ======

     Rent expense under all noncancelable operating leases totaled $873,000, $797,000 and $906,000 for fiscal 1998, 1997 and 1996, respectively.

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

(b) REPORTS ON FORM 8-K

     No reports on form 8-K were filed during the quarter ended June 28, 1998.

(c) EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Registrant's Amended and Restated Certificate of
              Incorporation.(1)
     3.2      Registrant's Amended and Restated Bylaws.(1)
     4.1      Reference is made to Exhibits 3.1 and 3.2.
    10.2      Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.(1)
    10.3*     Employment Agreement between the Registrant and Leigh S.
              Belden dated as of April 16, 1986.(1)
    10.4*     Employment Agreement between the Registrant and Steven C.
              Taylor dated as of April 16, 1986.(1)
    10.7      Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of
              September 16, 1993.(1)
    10.8      Promissory Notes of Timothy G. Conley in favor of the
              Registrant dated as of November 16, 1995 and January 2,
              1996.(1)
    10.9      Promissory Note of James G. Regel in favor of the Registrant dated as of January 1, 1996.(1)
    10.11     Promissory Note of Howard Oringer in favor of the Registrant dated as of January 2, 1996.(1)
    10.12     Lease Agreement between the Registrant and Baytech
              Associates, a California general partnership, dated February
              27, 1986, and Memorandum of Lease Modification dated January
              22, 1987.(1)
    10.13+    Software License Agreement between the Registrant and
              Integrated Systems, Inc. dated January 27, 1993, as
              amended.(1)
    10.14*    Registrant's Amended and Restated 1993 Stock Option Plan,
              including forms of agreements thereunder.(1)
    10.15*    Form of Registrant's 1996 Employee Stock Purchase Plan,
              including forms of agreements thereunder.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.16*    Promissory Note of Robert F. Griffith in favor of the
              Registrant dated as of August 27, 1997.(2)
    10.17*    Change of Control Severance Benefits Agreements.(3)
    10.18     Guarantee of lease obligation between the Registrant and
              Baytech Associates, a California general partnership, dated
              September 30, 1996.(4)
    10.19     Amended Common Stock Purchase Agreement and Promissory Note
              between the Registrant and Leigh S. Belden, dated as of
              February 10, 1998.(4)
    10.20     Promissory Note of Stephen M. Tennis in favor of the
              Registrant dated June 30, 1994.(4)
    10.21     Promissory Note of Stephen M. Tennis in favor of the
              Registrant dated February 21, 1996.(4)
    10.22     Promissory Note of Stephen M. Tennis in favor of the
              Registrant dated May 23, 1996.(4)
    10.23     Promissory Note of Stephen M. Tennis in favor of the
              Registrant dated June 4, 1997.(4)
    10.24     Loan facility dated September 1, 1998, provided by the
              Registrant to Leigh S. Belden.(4)
    23.1      Consent of PricewaterhouseCoopers LLP.(4)
    27.1      Financial Data Schedule.(4)

---------------
(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-4010), which became effective on June 10, 1996.

(2) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 29, 1997.

(3) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports of Form 8-K," for the quarterly period ended December 28, 1997.

(4) Filed herewith.

 *  Management contracts or compensatory plans or arrangements.

 +  Confidential treatment granted as to portions of this exhibit.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                   BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE AT
                                                   BEGINNING      CHARGED        FROM          END
                                                    OF YEAR      TO INCOME     RESERVES      OF YEAR
                                                   ----------    ---------    ----------    ----------
Inventory Reserves
  Year ended June 28, 1998.......................     $923         $165         $  --         $1,088
  Year ended June 29, 1997.......................     $658         $265         $  --         $  923
  Year ended June 30, 1996.......................     $819         $ --         $(161)        $  658

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VERILINK CORPORATION

September 23, 1998                        By: /s/    LEIGH S. BELDEN
                                            ------------------------------------
                                                      Leigh S. Belden
                                             President, Chief Executive Officer
                                                         and Director

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                 /s/ LEIGH S. BELDEN                   President, Chief Executive    September 23, 1998
-----------------------------------------------------  Officer and Director
                   Leigh S. Belden                     (Principal Executive
                                                       Officer)

                  /s/ JOHN C. BATTY                    Vice President, Finance and   September 23, 1998
-----------------------------------------------------  Chief Financial Officer
                    John C. Batty                      (Principal Financial and
                                                       Accounting Officer)

                 /s/ HOWARD ORINGER                    Chairman of the Board of      September 23, 1998
-----------------------------------------------------  Directors
                   Howard Oringer

                /s/ STEVEN C. TAYLOR                   Chief Technical Officer,      September 23, 1998
-----------------------------------------------------  Vice Chairman of the Board
                  Steven C. Taylor                     of Directors

                  /s/ DAVID L. LYON                    Director                      September 23, 1998
-----------------------------------------------------
                    David L. Lyon

                 /s/ JOHN A. MCGUIRE                   Director                      September 23, 1998
-----------------------------------------------------
                   John A. McGuire

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Registrant's Amended and Restated Certificate of
           Incorporation.(1)
  3.2      Registrant's Amended and Restated Bylaws.(1)
  4.1      Reference is made to Exhibits 3.1 and 3.2.
 10.2      Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.(1)
 10.3*     Employment Agreement between the Registrant and Leigh S.
           Belden dated as of April 16, 1986.(1)
 10.4*     Employment Agreement between the Registrant and Steven C.
           Taylor dated as of April 16, 1986.(1)
 10.7      Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of
           September 16, 1993.(1)
 10.8      Promissory Notes of Timothy G. Conley in favor of the
           Registrant dated as of November 16, 1995 and January 2,
           1996.(1)
 10.9      Promissory Note of James G. Regel in favor of the Registrant dated as of January 1, 1996.(1)
 10.11     Promissory Note of Howard Oringer in favor of the Registrant dated as of January 2, 1996.(1)
 10.12     Lease Agreement between the Registrant and Baytech
           Associates, a California general partnership, dated February
           27, 1986, and Memorandum of Lease Modification dated January
           22, 1987.(1)
 10.13+    Software License Agreement between the Registrant and
           Integrated Systems, Inc. dated January 27, 1993, as
           amended.(1)
 10.14*    Registrant's Amended and Restated 1993 Stock Option Plan,
           including forms of agreements thereunder.(1)
 10.15*    Form of Registrant's 1996 Employee Stock Purchase Plan,
           including forms of agreements thereunder.(1)
 10.16*    Promissory Note of Robert F. Griffith in favor of the
           Registrant dated as of August 27, 1997.(2)
 10.17*    Change of Control Severance Benefits Agreements.(3)
 10.18     Guarantee of lease obligation between the Registrant and
           Baytech Associates, a California general partnership, dated
           September 30, 1996.(4)
 10.19     Amended Common Stock Purchase Agreement and Promissory Note
           between the Registrant and Leigh S. Belden, dated as of
           February 10, 1998.(4)
 10.20     Promissory Note of Stephen M. Tennis in favor of the
           Registrant dated June 30, 1994.(4)
 10.21     Promissory Note of Stephen M. Tennis in favor of the
           Registrant dated February 21, 1996.(4)
 10.22     Promissory Note of Stephen M. Tennis in favor of the
           Registrant dated May 23, 1996.(4)
 10.23     Promissory Note of Stephen M. Tennis in favor of the
           Registrant dated June 4, 1997.(4)
 10.24     Loan facility dated September 1, 1998, provided by the
           Registrant to Leigh S. Belden.(4)
 23.1      Consent of PricewaterhouseCoopers LLP.(4)
 27.1      Financial Data Schedule.(4)

---------------
(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-4010), which became effective on June 10, 1996.

(2) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 29, 1997.

(3) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports of Form 8-K," for the quarterly period ended December 28, 1997.

(4) Filed herewith.

 *  Management contracts or compensatory plans or arrangements.

 +  Confidential treatment granted as to portions of this exhibit.