Form 10-Q
period 1998-09-27
VERILINK CORP
filed 1998-11-12
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1998

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

The number of shares outstanding of the issuer's common stock as of November 4, 1998 was 13,925,867.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q


PART I.   FINANCIAL INFORMATION                                             PAGE NO.
-------   ---------------------                                             --------
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations for the               3
          three months ended September 27, 1998 and September 28, 1997

          Condensed Consolidated Balance Sheets at                              4
          September 27, 1998 and June 28, 1998

          Condensed Consolidated Statements of Cash Flows for                   5
          the three months ended September 27, 1998 and September 28, 1997

          Notes to Condensed Consolidated Financial Statements                  6


Item 2.   Management's Discussion and Analysis of                               9
          Financial Condition and Results of Operations


Item 3.   Quantitative and Qualitative Disclosures about Market Risk           19

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                     20


SIGNATURES                                                                     21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                       Three months ended
                                                  September 27,  September 28,
                                                  -------------  -------------
                                                      1998             1997
                                                    --------         --------
Sales                                               $ 17,078         $ 10,013
Cost of sales                                          8,308            5,008
                                                    --------         --------

Gross profit                                           8,770            5,005
                                                    --------         --------

Operating expenses:
   Research and development                            3,290            2,863
   Selling, general and administrative                 4,928            3,714
                                                    --------         --------

Total operating expenses                               8,218            6,577
                                                    --------         --------

Income (loss) from operations                            552           (1,572)
Interest and other income, net                           559              574
                                                    --------         --------

Income (loss) before taxes                             1,111             (998)
Provision for (benefit from) income taxes                389             (369)
                                                    --------         --------

Net income (loss)                                   $    722         $   (629)
                                                    ========         ========

Net income (loss) per share - Basic                 $   0.05         $  (0.05)
                                                    ========         ========

Net income (loss) per share - Diluted               $   0.05         $  (0.05)
                                                    ========         ========

Shares used in per share computations - Basic         13,908           13,655
                                                    ========         ========

Shares used in per share computations - Diluted       14,244           13,655
                                                    ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  September 27,      June 28,
                                                      1998             1998
                                                  -------------      --------
                                                   (unaudited)
                         ASSETS

Current assets:
     Cash and cash equivalents                      $ 12,741         $ 16,304
     Short-term investments                           29,145           26,111
     Accounts receivable, net                          7,752            5,992
     Inventories                                       4,864            4,900
     Deferred tax assets                               1,532            1,532
     Other current assets                                257              342
                                                    --------         --------
          Total current assets                        56,291           55,181

Property and equipment, net                            7,116            7,047
Deferred tax assets                                      436              436
Other assets                                           1,419            1,164
                                                    --------         --------

          Total assets                              $ 65,262         $ 63,828
                                                    ========         ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $  1,970         $  2,527
     Accrued expenses                                  7,516            6,747
     Income taxes payable                              1,117              744
                                                    --------         --------
          Total liabilities                           10,603           10,018

Stockholders' equity                                  54,659           53,810
                                                    --------         --------

Total liabilities and stockholders' equity          $ 65,262         $ 63,828
                                                    ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                      Three months ended
                                                                September 27,   September 28,
                                                                -------------   -------------
                                                                     1998            1997
                                                                   --------        --------
Cash flows from operating activities:
     Net income (loss)                                             $    722        $   (629)
     Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operating activities:
           Depreciation and amortization                                471             537
           Deferred compensation related to stock options                14              36
           Changes in assets and liabilities:
              Accounts receivable                                    (1,760)          1,753
              Inventories                                                36            (118)
              Other assets                                             (170)           (278)
              Accounts payable                                         (557)            105
              Accrued expenses                                          769            (645)
              Income taxes payable                                      373              72
                                                                   --------        --------
                  Net cash provided by (used in)
                  operating activities                                 (102)            833
                                                                   --------        --------

Cash flows from investing activities:
     Purchases of property and equipment                               (540)           (673)
     Purchases of short-term investments                             (3,034)         (7,119)
     Purchases of other assets                                           --            (293)
                                                                   --------        --------
          Net cash used in investing activities                      (3,574)         (8,085)
                                                                   --------        --------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net                        113             379
                                                                   --------        --------

Net decrease in cash and cash equivalents                            (3,563)         (6,873)
Cash and cash equivalents at beginning of period                     16,304          36,596
                                                                   --------        --------

Cash and cash equivalents at end of period                         $ 12,741          29,723
                                                                   ========        ========

Supplemental disclosures:
     Cash paid (refund) for income taxes                           $     --            (455)
                                                                   ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. Interim Financial Statements

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended September 27, 1998 are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 27, 1999. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998 as filed with the Securities and Exchange Commission.


NOTE 2. Inventories (in thousands)

                            September 27,   June 28,
                                1998          1998
                            -------------   --------
Raw materials                 $ 1,938       $ 2,313
Work in process                 1,133           926
Finished goods                  1,793         1,661
                              -------       -------
                              $ 4,864       $ 4,900
                              =======       =======

NOTE 3. Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during fiscal 1998. The statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB 15) and makes them comparable to international EPS standards. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending price as used in the computation of fully diluted EPS. Earnings per share for all periods presented have been restated to conform to the SFAS 128 requirements.

     The following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                     (in thousands, except per share amounts)
                                     ----------------------------------------
                                               Three Months Ended
                                             ----------------------
                                             Sept 27         Sept 28
                                              1998            1997
                                             --------        --------
Net income (loss) [numerator]                $    722        $   (629)
                                             ========        ========

Shares Calculation [denominator]:

Weighted shares outstanding - Basic            13,908          13,655

Effect of Dilutive Securities:

Potential common stock
   relating to stock options(a)                   336              --
                                             --------        --------
Weighted shares outstanding - Diluted          14,244          13,655
                                             ========        ========

Net income (loss) per share - Basic          $   0.05           (0.05)
                                             ========        ========

Net income (loss) per share - Diluted        $   0.05           (0.05)
                                             ========        ========

(a) Potential common stock relating to stock options has been excluded for the three month period ended September 28, 1997 since its inclusion would be antidilutive.

NOTE 4. Recent Accounting Pronouncements

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. No comprehensive income information has been presented as the impact of the disclosure required by SFAS 130 is immaterial to the financial statements of the Company.

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective for the fiscal year ending June 27, 1999 but are not required for interim financial statements in 1999.



NOTE 5. Related Party Transactions

     In September 1998, the Company began occupying an additional 16,000 square feet of space at 161 Nortech Drive from Baytech Associates ("Baytech") in accordance with an agreement currently under negotiation. Baytech is owned by two stockholders who are Officers and Directors of the Company. The Company has agreed to loan Baytech funds for leasehold improvements and rent obligations at 161 Nortech Drive in consideration of certain lease concessions made by Baytech to the Company. The loan to Baytech will be evidenced by a promissory note bearing interest at 8% and will be payable out of the net lease proceeds received by Baytech from leasing the space not occupied by the Company.

     In September 1998, the Company provided one if its officers with a loan facility not to exceed $1,000,000 at an interest rate of 6% per annum. As of November 4, 1998, $535,000 was borrowed against that facility. All loans made pursuant to the facility are due on or before December 31, 1998.

     In October 1998, the Company guaranteed $500,000 in borrowings made by one of its officers by pledging as collateral $500,000 on deposit with the lending institution (CivicBank of Commerce) and agreed to provide that officer with a loan facility not to exceed $3,000,000, including the guaranty. All loans made pursuant to this loan facility will be due on or before December 31, 1999. This loan facility will be secured by a pledge of Verilink common stock having a fair market value equal to at least twice the principal amount of the borrowings under this loan facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Forward-looking Statements.

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, intentions, hopes, plans and goals regarding the future and statements regarding the Company's future capital requirements and Year 2000 assessment and remediation efforts. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below and in the Sections entitled "Factors Affecting Future Results" and other sections of this Report on Form 10-Q. The forward-looking statements included on this Form 10-Q are based on information available to the Company as of the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.

RESULTS OF OPERATIONS

Overview

     Verilink Corporation develops, manufactures and markets integrated access products for telecommunications network service providers and corporate end users. Verilink's integrated network access products are used by network service providers such as inter-exchange and local exchange carriers, and providers of Internet, personal communications and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks ("WANs"). Verilink designed the Access System 2000 with modular hardware and software to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, and frame relay services. Currently under development is the Access System 3000 product which is expected to include an increase in switching capacity, support for voice signals and broad-band multiplexing up to T3 rates.

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

                                                   Three months ended
                                              September 27,   September 28,
                                              -------------   -------------
                                                  1998            1997
                                                  ----            ----
Sales                                            100.0%          100.0%
Cost of sales                                     48.6%           50.0%
                                                 -----           -----
   Gross margin                                   51.4%           50.0%
                                                 -----           -----

Operating expenses:
   Research and development                       19.3%           28.6%
   Selling, general and administrative            28.9%           37.1%
                                                 -----           -----
      Total operating expenses                    48.2%           65.7%
                                                 -----           -----

Income (loss) from operations                      3.2%          (15.7%)

                                                   Three months ended
                                              September 27,   September 28,
                                              -------------   -------------
                                                  1998            1997
                                                  ----            ----
Interest and other income, net                     3.3%            5.7%
                                                 -----           -----
Income (loss) before taxes                         6.5%          (10.0%)
Provision for (benefit from) income taxes          2.3%           (3.7%)
                                                 -----           -----
Net income (loss)                                  4.2%           (6.3%)
                                                 =====           =====

Periods Ended September 27, 1998 and September 28, 1997

Sales. Net sales for the three months ended September 27, 1998 increased 70.6% compared to the comparable period in the prior year, and decreased by 1.3% compared to the fourth fiscal quarter of 1998. The increase from the corresponding period in the prior year resulted primarily from higher demand for the AS 2000 product line. Net sales to the Company's five largest customers during the three months ended September 27, 1998 were approximately 75% of total net sales as compared to approximately 53% during the related period ended September 28, 1997. Net sales to the Company's wireless and carrier customers accounted for 63% of sales during the three months ended September 27, 1998 compared to 43% during the comparable period in the prior year.

     Gross Margin. Gross margin increased to 51.4% of net sales in the three months ended September 27, 1998 from 50% of net sales during the comparable period in the prior year primarily due to fixed manufacturing costs being spread over increased revenue and reduced direct material costs.

     Research and Development. Research and development expenditures increased $0.4 million to $3.3 million during the three months ended September 27, 1998 compared to the comparable period in the prior year, and decreased as a percentage of sales from 28.6% to 19.3%, reflecting increased engineering material expenses at higher sales levels. The Company believes that a significant level of investment in product development is required to remain competitive and, accordingly, anticipates that research and development expense will continue to increase in amount during the remainder of fiscal 1999 and will vary over time as a percentage of sales.

     Selling, general and administrative. Selling, general and administrative expense increased $1.2 million during the three months ended September 27, 1998 compared to the corresponding period in the prior year, and decreased as a percentage of sales from 37.1% to 28.9%. The increase in spending is primarily due to an increase in headcount and selling expenses to support the increase in sales. The Company expects selling, general and administrative expense to increase in the future as a result of increased expenses associated with a larger sales and marketing and support staff, as well as increased administrative expenses for information technology costs necessary to support expanded operations. The Company expects such expenses will vary over time as a percentage of sales.

     Interest and Other Income. Net interest and other income was relatively unchanged during the three month period ended September 27, 1998 over the comparable period in the prior year.

     Provision for Income Taxes. The combined estimated Federal and State fiscal 1999 effective tax rate is 35%. Accordingly, the provision for income taxes of $389,000 for the quarter ended September 27, 1998 reflects 35% of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     On September 27, 1998, the Company's principal sources of liquidity included $41.9 million of cash and cash equivalents, and short-term investments.

     During the three-month period ended September 27, 1998, the Company used $102,000 for operating activities, down from the $833,000 generated for the three-month period ended September 28, 1997. Accounts receivable were $1.8 million higher at September 27, 1998 than at June 28, 1998, reflecting significantly higher sales levels in the third month of the current quarter.

     Cash used in investing activities was $3.6 million for the three-month period ended September 27, 1998, as compared to $8.1 million for the three-month period ended September 28, 1997. The decrease is primarily a result of lower net purchases of short-term investments. Verilink invested $540,000 in property and equipment during the first three months of fiscal 1999, down slightly from the corresponding prior year period. The Company estimates that total capital expenditures for fiscal 1999 could approximate $5.0 million, which are anticipated to be used for enterprise resource planning (ERP) software applications and implementation, test equipment, design tools, and new manufacturing capability, although no assurance can be given that additional expenditures will not be needed. In mid-September, the

Company began occupying an additional 16,000 square feet of office space. The Company expects these facilities to be adequate through fiscal 1999.

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

     Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In the quarter ended September 27, 1998, MCI, Nortel and Compuserve accounted for 33%, 21% and 10% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 75% of the Company's sales. In fiscal 1998, Nortel, MCI, Qualcomm and CompuServe accounted for 20%, 16%, 12% and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1997, Nortel, MCI, Qualcomm and CompuServe accounted for 22%, 20%, 9% and 11% of the Company's sales, respectively, and the Company's top five customers accounted for 67% of the Company's sales. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively and the Company's top five customers accounted for 64% of sales. Other than Nortel, MCI, Qualcomm and CompuServe, no customer accounted for more than 10% of the Company's sales in fiscal years 1998, 1997, or 1996. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in sales to those customers. In addition, such acquisitions could result in further concentration of the Company's customers. The Company has in the past experienced significant declines in sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance future merger and acquisition activity among the customers will not have a similar adverse affect on the Company's sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results".

     Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to MCI, Nortel, Qualcomm and CompuServe have varied between quarters by as much as $4.0 million and were the major contributor to the variability of quarterly sales in 1998. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

     The Company's products are covered by warranties and the Company is subject to contractual commitments. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition and results of operations. Also see "Year 2000 Compliance".

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

     The Company has not developed a contingency plan to address every potential year 2000 non-compliance situation that may be present when the year changes to 2000. However, it is the Company's intention to formulate contingency plans in those areas where year 2000 non-compliance could have an adverse effect on the Company's business, financial condition and results of operation. See "Enterprise Resource Planning".

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

     Risks Associated With Potential Acquisitions. An important element of the Company's strategy is to review acquisition prospects that would compliment its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business and operating results.

     Enterprise Resource Planning. The Company is currently engaged in a major project to upgrade its enterprise-wide database and information management systems, based principally on software from Oracle. The Company anticipates the project completion date to be in the third quarter of the current fiscal year. However, there can be no assurance that the Company will not experience significant disruption as a result of unexpected delays in the implementation process, or that the Company will not complete the project within the planned time frame or budget. Significant delays may have a material adverse impact on the Company's business, financial condition and results of operations. See "Year 2000 Compliance".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Index:

          Exhibit Number                 Description of Exhibit
          --------------                 ----------------------
          27.1                           Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 27, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 VERILINK CORPORATION


November 12, 1998                                By: /s/ John C. Batty
                                                    ----------------------------
                                                    John C. Batty,
                                                    Vice President, Finance and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number                 Description of Exhibit
--------------                 ----------------------
     27.1                      Financial Data Schedule