Form 10-Q
period 1998-12-27
VERILINK CORP
filed 1999-02-10
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

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

The number of shares outstanding of the issuer's common stock as of February 5, 1999 was 14,044,860.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q


PART I.        FINANCIAL INFORMATION                                            PAGE NO.
-------        ---------------------                                            --------
Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations for the             3
               three months and six months ended December 27, 1998
               and December 28, 1997

               Condensed Consolidated Balance Sheets as of                         4
               December 27, 1998 and June 28, 1998

               Condensed Consolidated Statements of Cash Flows for                 5
               the six months ended December 27, 1998 and December 28, 1997

               Notes to Condensed Consolidated Financial Statements                6


Item 2.        Management's Discussion and Analysis of                             9
               Financial Condition and Results of Operations


Item 3.        Quantitative and Qualitative Disclosures About Market Risk         19

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                20

Item 6.        Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                        21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended                Six Months Ended
                                                       -------------------------       ---------------------------
                                                      December 27,     December 28,    December 27,     December 28,
                                                         1998             1997             1998             1997
                                                       --------         --------         --------         --------
Net sales                                              $ 17,107         $  9,518         $ 34,184         $ 19,531
Cost of sales                                             8,453            4,879           16,761            9,888
                                                       --------         --------         --------         --------
   Gross profit                                           8,654            4,639           17,423            9,643

Operating expenses:
   Research and development                               3,401            2,699            6,691            5,562
   Selling, general and administrative                    5,560            3,843           10,487            7,556
   In-process research and development                    3,330               --            3,330               --
                                                       --------         --------         --------         --------
      Total operating expenses                           12,291            6,542           20,508           13,118

Loss from operations                                     (3,637)          (1,903)          (3,085)          (3,475)
Interest and other income, net                              409              508              968            1,082
                                                       --------         --------         --------         --------
Loss before provision for income taxes                   (3,228)          (1,395)          (2,117)          (2,393)

Provision for (benefit from) income taxes                    --             (520)             389             (889)
                                                       --------         --------         --------         --------
Net loss                                               $ (3,228)        $   (875)        $ (2,506)        $ (1,504)
                                                       ========         ========         ========         ========

Net loss per share - Basic                             $  (0.23)        $  (0.06)        $  (0.18)        $  (0.11)
                                                       ========         ========         ========         ========

Net loss per share - Diluted                           $  (0.23)        $  (0.06)        $  (0.18)        $  (0.11)
                                                       ========         ========         ========         ========

Shares used in per share computations - Basic            13,929           13,686           13,918           13,660
                                                       ========         ========         ========         ========

Shares used in per share computations - Diluted          13,929           13,686           13,918           13,660
                                                       ========         ========         ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          December 27,      June 28,
                                                              1998           1998
                                                             -------        -------
                                                           (unaudited)
                         ASSETS

Current assets:
     Cash and cash equivalents                               $14,525        $16,304
     Short-term investments                                   15,225         26,111
     Accounts receivable, net                                 11,052          5,992
     Inventories                                               6,272          4,900
     Deferred tax assets                                       1,532          1,532
     Other current assets                                        371            342
                                                             -------        -------
            Total current assets                              48,977         55,181

Property and equipment, net                                    8,426          7,047
Deferred tax assets                                              436            436
Intangible assets, net                                         6,145             --
Other assets                                                   2,127          1,164
                                                             -------        -------

            Total assets                                     $66,111        $63,828
                                                             =======        =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $ 2,733        $ 2,527
     Accrued expenses                                         10,971          6,747
     Income taxes payable                                        586            744
                                                             -------        -------
            Total liabilities                                 14,290         10,018

Stockholders' equity                                          51,821         53,810
                                                             -------        -------

            Total liabilites and stockholders' equity        $66,111        $63,828
                                                             =======        =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                                          Six Months Ended
                                                                                    December 27,     December 28,
                                                                                        1998            1997
                                                                                      --------         --------
Cash flows from operating activities:
       Net loss                                                                       $ (2,506)        $ (1,504)
            Adjustments to reconcile net loss to net cash provided by
                (used in) operating activities:
                Depreciation and amortization                                            1,210            1,101
                In-process research and development                                      3,330               --
                Deferred compensation related to stock options                              28               76
                Deferred income taxes                                                       --             (883)
                Accrued interest on notes receivable from stockholders                     (59)            (143)
                Changes in assets and liabilities:
                      Accounts receivable                                               (2,428)           2,616
                      Inventories                                                          338           (2,243)
                      Other assets                                                        (967)            (658)
                      Accounts payable                                                    (748)           1,167
                      Accrued expenses                                                     422              134
                      Income tax payable                                                  (159)             437
                                                                                      --------         --------
                           Net cash provided by (used in) operating activities          (1,539)             100
                                                                                      --------         --------

Cash flows from investing activities:
       Purchases of property and equipment                                              (1,660)          (1,157)
       Purchases of short-term investments                                                  --          (14,167)
       Maturities of short-term investments                                             10,886            3,452
       Purchase of TxPort, Inc.                                                        (10,000)              --
                                                                                      --------         --------
                           Net cash used in investing activities                          (774)         (11,872)
                                                                                      --------         --------

Cash flows from financing activities:
       Proceeds from issuance of common stock, net                                         535              418
                                                                                      --------         --------

Effect of exchange rate changes on cash                                                     (1)              --
                                                                                      --------         --------

Net decrease in cash and cash equivalents                                               (1,779)         (11,354)

Cash and cash equivalent at beginning of period                                         16,304           36,596
                                                                                      --------         --------

Cash and cash equivalent at end of period                                             $ 14,525         $ 25,242
                                                                                      ========         ========

Supplemental disclosures:
       Cash paid for (refund from) income taxes                                       $    495         $   (455)
                                                                                      ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. Interim Financial Statements

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 27, 1999. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998 as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):



                                                  December 27,           June 28,
                                                      1998                  1998
                                                    ------                ------
Raw materials                                       $3,380                $2,313
Work in process                                        986                   926
Finished goods                                       1,906                 1,661
                                                    ------                ------
                                                    $6,272                $4,900
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

     The following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:

                                                    (in thousands, except per share amounts)
                                           ------------------------------------------------------------
                                               Three Months Ended               Six Months Ended
                                           ---------------------------     ----------------------------
                                           December 27,   December 28,     December 27,    December 28,
                                               1998           1997            1998            1997
                                           ------------   ------------     ------------    ------------
Net loss [numerator]:                        $(3,228)        $ (875)        $(2,506)        $ (1,504)
                                             =======         ======         =======         ========

Shares Calculation [denominator]:

Weighted shares outstanding - Basic           13,929         13,686          13,918           13,660
                                             =======         ======         =======         ========

Weighted shares outstanding - Diluted         13,929         13,686          13,918           13,660
                                             =======         ======         =======         ========

Net loss per share - Basic                   $ (0.23)        $(0.06)        $ (0.18)        $  (0.11)
                                             =======         ======         =======         ========

Net loss per share - Diluted                 $ (0.23)        $(0.06)        $ (0.18)        $  (0.11)
                                             =======         ======         =======         ========

     Options to purchase 2,733,557 shares of common stock at prices ranging from $0.50 to $10.38 per share were outstanding at December 27, 1998 but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

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

NOTE 5. Related Party Transactions

     In September 1998, the Company began occupying an additional 16,000 square feet of space at 161 Nortech Drive leased from Baytech Associates ("Baytech") in accordance with an agreement currently under negotiation. Baytech is owned by two stockholders who are Officers and Directors of the Company. The Company has agreed to loan Baytech funds for leasehold improvements and rent obligations at 161 Nortech Drive in consideration of certain lease concessions made by Baytech to the Company. As of January 21, 1999, $245,000 was borrowed by Baytech against this facility. The loan to Baytech is evidenced by a promissory note bearing interest at 8% and will be payable out of the net lease proceeds received by Baytech from leasing a portion of the Nortech building.

     In September 1998, the Company provided one if its officers with a loan facility not to exceed $1,000,000 at an interest rate of 6% per annum. As of February 5, 1999, $964,000 was borrowed against that facility. All loans made pursuant to the facility are due on or before December 31, 1999.

     In October 1998, the Company guaranteed $500,000 in borrowings made by one of its officers by pledging as collateral $500,000 on deposit with the lending institution (CivicBank of Commerce) and agreed to provide that officer with a loan facility not to exceed $3,000,000, including the guaranty. All loans made pursuant to this loan facility will be due on or before December 31, 1999. This loan facility will be secured by a pledge of Verilink common stock having a fair market value equal to at least twice the principal amount of the borrowings under the facility.

NOTE 6. Acquisitions

     On November 16, 1998, the Company completed the acquisition of TxPort, Inc. ("TxPort"), from Acme-Cleveland Corporation. TxPort is a manufacturer of high speed voice and data communications products. Under the terms of the agreement, the Company paid $10,000,000 in exchange for 100% of the issued and outstanding shares of TxPort's common stock. The purchase price was determined in an arms-length transaction and paid in cash out of the Company's working capital.

     The TxPort acquisition has been accounted for as a purchase. The total purchase price of approximately $10,500,000 (including $4,256,000 for liabilities assumed or incurred) was allocated, based on an independent appraisal, to the fair value of the assets acquired, including $5,193,000 to tangible assets acquired, $3,330,000 to in-process research and development, and $3,450,000 to identified intangible assets. The remaining $2,783,000 was allocated to goodwill.

     The following unaudited pro forma financial information is presented to give effect to the purchase as if the transaction had occurred as of the beginning of each of the periods presented. The pro forma information gives effect of certain adjustments, including amortization of goodwill and other intangibles based on the value allocated to assets acquired in the purchase. In-process research and development costs of $3,330,000, which were written off immediately after the purchase was completed, and all non-recurring and related party transactions are excluded from the results of both periods presented.

        The pro forma information is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have occurred had the acquisition been effected for the periods indicated nor is it indicative of the future operating results of the Company.


                                            (in thousands, except per share amounts)
                                            ----------------------------------------
                                                       Six months ended
                                                 ----------------------------
                                                 December 27,     December 28,
                                                    1998             1997
                                                 ----------       ----------
Pro forma net sales                              $   42,044       $   32,291
Pro forma net income (loss)                      $      158       $   (2,167)

Pro forma loss per share - Basic                 $     0.01       $    (0.16)
Pro forma loss per share - Diluted               $     0.01       $    (0.16)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Forward-looking Statements.

   This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, intentions, hopes, plans and goals regarding the future and statements regarding the Company's research and development expenditures, selling, general and administrative expenditures, anticipated capital expenditures, future capital requirements, adequacy of facilities, and Year 2000 assessment and remediation efforts. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below and in the Sections entitled "Factors Affecting Future Results" and other sections of this Report on Form 10-Q. The forward-looking statements included on this Form 10-Q are based on information available to the Company as of the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.

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

     On November 16, 1998, the Company completed its acquisition of TxPort, Inc. from Acme-Cleveland Corporation. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of TxPort, since the date of acquisition, are included in the Company's second quarter and year to date results for fiscal 1999.

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

                                                   Three Months Ended              Six Months Ended
                                               ---------------------------     --------------------------
                                               December 27,    December 28,    December 27,    December 28,
                                                  1998            1997            1998            1997
                                               ------------    -----------     ------------    -----------
Sales                                             100.0%          100.0%          100.0%          100.0%
Cost of sales                                      49.4            51.3            49.0            50.6
                                                 ------          ------          ------          ------
     Gross margin                                  50.6            48.7            51.0            49.4
                                                 ------          ------          ------          ------

Operating expenses:
   Research and development                        19.9            28.4            19.6            28.5
   Selling, general and administrative             32.5            40.4            30.7            38.7
   In-process research and development             19.5              --             9.7              --
                                                 ------          ------          ------          ------
      Total operating expenses                     71.9            68.8            60.0            67.2
                                                 ------          ------          ------          ------
Loss from Operations                              (21.3)          (20.0)           (9.0)          (17.8)
Interest and other income, net                      2.4             5.3             2.8             5.5
                                                 ------          ------          ------          ------
Loss before provision for income taxes            (18.9)          (14.7)           (6.2)          (12.3)
Provision for (benefit from) income taxes            --            (5.5)            1.1            (4.6)
                                                 ------          ------          ------          ------
Net loss                                          (18.9)%          (9.2)%          (7.3)%          (7.7)%
                                                 ======          ======          ======          ======


Sales. Net sales for the three months ended December 27, 1998 increased approximately 80% to $17,107,000 from $9,518,000 for the comparable period in the prior year. Net sales at $17,107,000 remained relatively flat compared to the previous quarters' sales of $17,078,000 of the current fiscal year. Net sales for the six months ended December 27, 1998 increased 75% to $34,184,000 from $19,531,000 during the same period of the prior fiscal year. The increase from the corresponding period in the prior year resulted primarily from higher demand for the AS 2000 product line and sales from TxPort. Although demand for the AS 2000 product line declined from the previous quarter, the reduction in sales was offset by sales by TxPort. See Note 6 of Notes to Financial Section in this Form 10-Q. Net sales to the Company's five largest customers as a percentage of total sales were approximately 60%, 72% and 49% for the three months ended December 27, 1998, three months ended September 27, 1998 and the three months ended December 28, 1997, respectively.

Gross Margin. Gross margin remained relatively unchanged at 51% of net sales for the three months ended December 27, 1998 compared to the previous sequential quarter ended September 27, 1998. Gross margin increased from approximately 49% during the comparable period in the prior year primarily due to reduced manufacturing variances as a percentage of sales and to reduced direct material costs.

Research and Development. Research and development expenditures increased 26% to $3.4 million during the three months ended December 27, 1998 compared to the comparable period in the prior year, and decreased as a percentage of sales from 28% to 20%. Research and development expenses increased 20% to approximately $7 million during the six months ended December 27, 1998 compared to the comparable period in the prior year, and as a percentage of net sales, decreased to approximately 20% from 28%. The increase in both periods in absolute dollars is due to an increase in personnel-related costs and headcount as a result of the TxPort acquisition. The decrease as a percentage of net sales in both periods is a result of an increase in engineering materials and personnel related expenses spread over higher sales volume. The Company believes that a significant level of investment in product development is required to remain competitive and, will vary over time as a percentage of sales.

Selling, general and administrative. Selling, general and administrative expenses increased 45% to approximately $5.6 million during the three months ended December 27, 1998 compared to the corresponding period in the prior year, and decreased as a percentage of sales from 40% to 33%. Selling, general and administrative expenses increased 39% to approximately $10 million for the six months ended December 27, 1998 compared to the comparable period in the prior year, and as a percentage of sales, decreased from 39% to 31%. The increase in spending over the corresponding periods in the prior year is primarily due to an increase in expenses as a result of the TxPort acquisition, an increase in costs to support the Enterprise Resource Planning implementation ("ERP") and an increase in selling expenses to support the increase in sales. The Company expects selling, general and administrative expense to increase in the future as a result of increased expenses associated with the acquisition, larger marketing and support staffs, as well as increased administrative expenses for information technology costs. The Company expects such expenses will vary over time as a percentage of sales.

In-process research and development. As a result of the TxPort acquisition, the Company incurred a one time charge of $3.3 million related to in-process research and development for which technological feasibility was not achieved at the time of the acquisition. See Note 6 of Notes to Financial Section in this Form 10-Q for additional discussion.

Interest and Other Income. Net interest and other income decreased approximately $100,000 during the three months ended December 27, 1998 from the previous three month period ended September 27, 1998 due to a lower cash and cash and equivalents balance as a result of the TxPort acquisition.

Provision for Income Taxes. Based on the estimated taxable income for fiscal 1999, the Company elected not to record a tax benefit or provision for income taxes for the quarter ended December 27, 1998. The provision for income taxes for the quarter ended September 27, 1998 reflects 35% of taxable income. For the periods ended December 28, 1997, the Company recorded a 37% benefit from income taxes reflecting available net operating loss carry-back capacity and expected tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     On December 27, 1998, the Company's principal sources of liquidity included $29.7 million of cash and cash equivalents, and short-term investments.

     During the six-month period ended December 27, 1998, the Company used approximately $1.5 million for operating activities, which compared to the $100,000 generated for the six-month period ended December 28, 1997. Net cash used in operating activities was primarily due to the loss incurred through the six months ended December 27, 1998, acquisition related activities, and an increase in accounts receivable as a result of the acquisition and large shipments occurring at the end of the quarter.

     Cash used in investing activities was approximately $700,000 for the six-month period ended December 27, 1998, as compared to approximately $12 million used in investing activities for the six-month period ended December 28, 1997. The decrease in funds used in investing activities is primarily a result of the maturity of short-term investments being reinvested in cash and cash equivalents, offset by the purchase of TxPort for $10.5 million. The Company invested approximately $1.7 million in property and equipment during the first six months of fiscal 1999, which is an increase of approximately $500,000 from the comparable period in the prior year. The Company anticipates significant capital expenditures for fiscal 1999 which are anticipated to be used for ERP software applications and implementation, test equipment, design tools, and new manufacturing capability, although no assurance can be given that additional expenditures will not be needed. In mid-September, the Company began occupying an additional 16,000 square feet of office space. The Company expects its current facilities to be adequate for its needs through fiscal 1999.

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

   Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In the quarter ended December 27, 1998, Nortel, Compuserve and MCI accounted for 25%, 11% and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 60% of the Company's sales. In fiscal 1998, Nortel, MCI, Qualcomm and CompuServe accounted for 20%, 16%, 12% and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1997, Nortel, MCI, Qualcomm and CompuServe accounted for 22%, 20%, 9% and 11% of the Company's sales, respectively, and the Company's top five customers accounted for 67% of the Company's sales. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of sales. Other than Nortel, MCI, Qualcomm and CompuServe, no customer accounted for more than 10% of the Company's sales in fiscal years 1998, 1997, or 1996. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in sales to those customers. In addition, such acquisitions could result in further concentration of the Company's customers. The Company has in the past experienced significant declines in sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance future merger and acquisition activity among the customers will not have a similar adverse affect on the Company's sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results".

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

   Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by other vendors of components in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. The Company believes that recent period sales have been adversely impacted by merger activities at some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Component Availability and Key Suppliers".

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

   The Company's products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition and results of operations. Also see "Year 2000 Compliance".

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

   Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's Access System 2000 and the Access System 3000 product lines. The Access System 2000 product line represented approximately 86% of sales in fiscal 1998 and 80% of sales in fiscal 1997. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. For example, the Company has experienced and continues to experience delays in the introduction of the Access System 3000 platform. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

   Risks Associated with the Acquisition of TxPort. In addition to risks described under "Risks Associated With Potential Acquisitions," the Company faces significant risks associated with its recent acquisition of TxPort. There can be no assurance that the Company will realize the desired benefits of this acquisition. In order to successfully integrate TxPort, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products and technology from engineering, sales and marketing perspectives, and consolidate functions and facilities, which may result in future charges to streamline the combined operations. Difficulties encountered in the integration may have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company used purchase accounting in connection with the acquisition of TxPort, resulting in a charge to be taken in each of the next three to ten years for the amortization of intangible assets. As a result, the Company expects that the acquisition will be dilutive to earnings in fiscal 1999.

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

   Enterprise Resource Planning. The Company is currently engaged in a major project to upgrade its enterprise-wide database and information management systems, based principally on software from Oracle. The Company anticipates the project completion date to be in the fourth quarter of the current fiscal year. However, there can be no assurance that the Company will not experience significant disruption as a result of unexpected delays in the implementation process, or that the Company will not complete the project within the planned time frame or budget. Significant delays may have a material adverse impact on the Company's business, financial condition and results of operations. See "Year 2000 Compliance".

   Need to Expand Marketing Organization and Channels of Distribution. Currently the Company sells its products to a small number of customers through a relatively small sales force. The Company's strategy is to distribute and market its products to a broader customer base, which will require the Company to significantly expand its channels of distribution. There can be no assurance that the Company will be able to recruit, train, motivate and manage additional qualified marketing personnel with the requisite experience and knowledge, or attract additional qualified distributors. Availability of qualified product marketing personnel is limited, and competition for experienced personnel in the network access and telecommunications equipment industries is intense. The failure to timely expand its channels of distribution and product marketing organization could have a material adverse effect on the Company's business, financial condition and results of operations. See "Customer Concentration", "Management of Growth" and "Dependence on Key Personnel".

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

     Competition. The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Company's Access System product line is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company expects substantial competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation, Telco Systems, Inc., a division of World Access, Inc., Visual Networks Inc., and Adtran, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

   The Company has not developed a contingency plan to address every potential year 2000 non-compliance situation that may be present when the year changes to 2000. However, it is the Company's intention to formulate contingency plans in those areas where year 2000 non-compliance could have a material adverse effect on the Company's business, financial condition and results of operation. See "Enterprise Resource Planning".

   Management of Growth. The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of product marketing and engineering personnel and has experienced delays in filling such positions and expects to experience continued difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Need to Expand Sales and Marketing Organizations and Channels of Distribution" and "Dependence on Key Personnel".

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

   Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America. The Company has little experience in the European and Far Eastern markets, but intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company's sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company's marketing and sales efforts in such countries, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company's products. The Company has received and may receive in the future communications from third parties asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected.

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

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on November 23, 1998 (the "Annual Meeting"). The voting of holders of record of 13,921,946 shares of the Company's Common Stock outstanding at the close of business on October 1, 1998 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

(b) The following individuals were elected as Class II Directors of the Company at the Annual Meeting:

         CLASS II DIRECTOR            VOTES FOR        VOTES WITHOLDING AUTHORITY
           Howard Oringer             11,244,869                 269,684
           John A. McGuire            11,247,520                 267,033

         The following Directors' terms of office as Director continued after the meeting: Leigh S. Belden, Steven C. Taylor, David L. Lyon.

(c) The amendment to the Company's Stock Option Plan to increase the number of shares for issuance from 4,050,000 to 5,050,000 shares was ratified. The stockholders' vote was 10,069,934 shares FOR; 1,420,519 shares AGAINST; and 24,100 shares ABSTAINED from voting.

(d) The amendment to the Company's Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 300,000 to 500,000 shares was ratified. The stockholders' vote was 11,333,221 shares FOR; 158,732 shares AGAINST; and 22,600 shares ABSTAINED from voting.

(e) The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for fiscal year 1999 was ratified. The stockholders' vote on such appointment was 11,442,236 shares FOR; 50,367 shares AGAINST; and 21,950 shares ABSTAINED from voting.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:

        Exhibit Number              Description of Exhibit
        --------------              ----------------------
        10.25                       Agreements with Civic Bank:  Assignment of
                                    Deposit Account, Corporate Resolution to
                                    Guarantee and Corporate Resolution to Grant
                                    Collateral

        10.26 Loan facility dated January 1, 1999 provided by the Registrant to Leigh S. Belden.

        10.27 Promissory Note of Baytech Associates in favor of the Registrant dated February 9, 1999.

        27.1                        Financial Data Schedule

(b) The Company filed a report on Form 8-K on December 1, 1998 and a report on Form 8-K/A on February 1, 1999 in connection with the acquisition of TxPort, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VERILINK CORPORATION


February 10, 1999                      By: /s/ John C. Batty
                                           ------------------------------------
                                           John C. Batty,
                                           Vice President, Finance and Chief
                                           Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                 EXHIBIT INDEX


        Exhibit Number              Description of Exhibit
        --------------              ----------------------
        10.25                       Agreements with Civic Bank:  Assignment of
                                    Deposit Account, Corporate Resolution to
                                    Guarantee and Corporate Resolution to Grant
                                    Collateral

        10.26                       Loan facility dated January 1, 1999 provided by
                                    the Registrant to Leigh S. Belden.

        10.27 Promissory Note of Baytech Associates in favor of the Registrant dated February 9, 1999.

        27.1                        Financial Data Schedule