Form 10-Q
period 1999-03-28
VERILINK CORP
filed 1999-05-07
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1999

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

The number of shares outstanding of the issuer's common stock as of April 26, 1999 was 13,880,431.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q


PART I.        FINANCIAL INFORMATION                                                  PAGE NO.
-------        ---------------------                                                  --------
Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations for the                    3
               three months and nine months ended March 28, 1999
               and March 29, 1998

               Condensed Consolidated Balance Sheets as of                                4
               March 28, 1999 and June 28, 1998

               Condensed Consolidated Statements of Cash Flows for                        5
               the nine months ended March 28, 1999 and March 29, 1998

               Notes to Condensed Consolidated Financial Statements                       6


Item 2.        Management's Discussion and Analysis of                                    9
               Financial Condition and Results of Operations


Item 3.        Quantitative and Qualitative Disclosures About Market Risk                19

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                          20


SIGNATURES                                                                               21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                    ----------------------      ----------------------
                                                    March 28,     March 29,     March 28,     March 29,
                                                      1999          1998          1999          1998
                                                    --------      --------      --------      --------
Net sales                                           $ 12,003      $ 14,081      $ 46,187      $ 33,612
Cost of sales                                          7,392         7,361        24,153        17,249
                                                    --------      --------      --------      --------
   Gross profit                                        4,611         6,720        22,034        16,363

Operating expenses:
   Research and development                            3,964         3,639        10,654         9,201
   Selling, general and administrative                 6,372         4,034        16,860        11,590
   In-process research and development                    --            --         3,330            --
   Restructuring charge                                3,200            --         3,200            --
                                                    --------      --------      --------      --------
      Total operating expenses                        13,536         7,673        34,044        20,791

Loss from operations                                  (8,925)         (953)      (12,010)       (4,428)
Interest and other income, net                           275           483         1,242         1,565
                                                    --------      --------      --------      --------
Loss before provision for income taxes                (8,650)         (470)      (10,768)       (2,863)

Provision for (benefit from) income taxes                 --            --           389          (889)
                                                    --------      --------      --------      --------

Net loss                                            $ (8,650)     $   (470)      (11,157)     $ (1,974)
                                                    ========      ========      ========      ========


Net loss per share - Basic and diluted              $  (0.62)     $  (0.03)        (0.80)        (0.14)
                                                    ========      ========      ========      ========

Shares used in per share computations -
  Basic and diluted                                   14,020        13,798        13,952        13,706
                                                    ========      ========      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           March 28,     June 28,
                                                           ---------     --------
                                                             1999          1998
                                                            -------      -------
                                                          (unaudited)
                             ASSETS
Current assets:
     Cash and cash equivalents                              $20,988      $16,304
     Short-term investments                                   6,317       26,111
     Accounts receivable, net                                 6,002        5,992
     Inventories                                              6,842        4,900
     Deferred tax assets                                      1,532        1,532
     Other current assets                                       293          342
                                                            -------      -------
          Total current assets                               41,974       55,181

Property and equipment, net                                   8,248        7,047
Deferred tax assets                                             436          436
Intangible assets, net                                        5,877           --
Other assets                                                  3,013        1,164
                                                            -------      -------

          Total assets                                      $59,548      $63,828
                                                            =======      =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $ 2,695      $ 2,527
     Accrued expenses                                        12,976        6,747
     Income taxes payable                                       624          744
                                                            -------      -------
          Total liabilities                                  16,295       10,018

Stockholders' equity                                         43,253       53,810
                                                            -------      -------

          Total liabilities and stockholders' equity        $59,548      $63,828
                                                            =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                  Nine Months Ended
                                                                               March 28,      March 29,
                                                                               --------       --------
                                                                                 1999           1998
                                                                               --------       --------
Cash flows from operating activities:
      Net loss                                                                 $(11,157)      $ (1,974)
          Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                        2,270          1,705
             In-process research and development                                  3,330             --
             Deferred compensation related to stock options                         122            121
             Deferred income taxes                                                   --           (883)
             Accrued interest on notes receivable from                              (11)          (166)
             Non-cash restructuring related costs                                   264             --
             Changes in assets and liabilities:
                 Accounts receivable                                              2,622            288
                 Inventories                                                       (232)        (1,259)
                 Other assets                                                    (1,780)          (619)
                 Accounts payable                                                  (785)           326
                 Accrued expenses                                                 2,162            766
                 Income tax payable                                                (120)           363
                                                                               --------       --------
                      Net cash used in operating activities                      (3,315)        (1,332)
                                                                               --------       --------

Cash flows from investing activities:
      Purchases of property and equipment                                        (2,274)        (1,580)
      Purchases of short-term investments                                            --        (22,753)
      Maturities of short-term investments                                       19,794          9,884
      Purchase of TxPort, Inc.                                                  (10,000)            --
                                                                               --------       --------
                      Net cash provided by (used in) investing activities         7,520        (14,449)
                                                                               --------       --------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net                                   801            848
      Purchases of treasury stock                                                  (322)            --
                                                                               --------       --------
                      Net cash provided by financing activities                     479            848
                                                                               --------       --------

Net increase (decrease) in cash and cash equivalents                              4,684        (14,933)

Cash and cash equivalents at beginning of period                                 16,304         36,596
                                                                               --------       --------

Cash and cash equivalents at end of period                                     $ 20,988       $ 21,663
                                                                               ========       ========

Supplemental disclosures:
      Cash paid for (refund from) income taxes                                 $    495       $   (363)
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


NOTE 2.  Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):


                         March 28,        June 28,
                         --------         -------
                           1999             1998
                          ------           ------
Raw materials             $2,663           $2,313
Work in process            1,077              926
Finished goods             3,102            1,661
                          ------           ------
                          $6,842           $4,900
                          ======           ======


NOTE 3.  Earnings Per Share

     Basic earnings per share (EPS) is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Earnings per share for all periods presented have been restated to conform to the SFAS 128 requirements.

     Options to purchase 2,675,242 shares of common stock at prices ranging from $0.50 to $10.38 per share were outstanding at March 28, 1999 but were not included in the computation of diluted EPS because inclusion of such options would have been antidilutive.

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

    In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective for the fiscal year ending June 27, 1999 but are not required for interim financial statements in 1999. The Company does not anticipate to have segments during the current fiscal year.


NOTE 5.  Related Party Transactions

     In September 1998, the Company began occupying an additional 16,000 square feet of space at 161 Nortech Drive leased from Baytech Associates ("Baytech") in accordance with an agreement currently under negotiation. Baytech is owned by two stockholders who are Directors of the Company. The Company has agreed to loan Baytech funds for leasehold improvements and rent obligations at 161 Nortech Drive in consideration of certain lease concessions made by Baytech to the Company. As of April 26, 1999, $349,000 was borrowed by Baytech against this facility. The loan to Baytech is evidenced by a promissory note bearing interest at 8% and will be payable out of the net lease proceeds received by Baytech from leasing a portion of the Nortech building.

     In September 1998, the Company provided a Director with a loan facility not to exceed $1,000,000 at an interest rate of 6% per annum. As of April 26, 1999, $986,000 was borrowed against that facility. All loans made pursuant to this facility are due on or before December 31, 1999.

     In October 1998, the Company guaranteed $500,000 in borrowings made by one of its Directors by pledging as collateral $500,000 on deposit with the lending institution (CivicBank of Commerce) and agreed to provide that Director with a loan facility not to exceed $3,000,000, including the guaranty. As of April 26, 1999, $1,005,000 was borrowed against that facility. All loans made pursuant to this loan facility will be due on or before December 31, 1999. This loan facility is currently secured by a pledge of the Director's general partnership interest in Baytech Associates.

NOTE 6. Acquisitions

     Effective November 16, 1998, the Company completed its acquisition of TxPort, Inc. ("TxPort") from Acme-Cleveland Corporation, by purchasing all the outstanding shares of TxPort at a cost of $10,500,000. TxPort is a manufacturer of high speed voice and data communications products.

     The transaction was accounted for using the purchase method, and the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. The in-process research and development, which was expensed at the acquisition date, represented the estimated current fair market value of specified technologies which had not reached technological feasibility and had no future uses at the date of acquisition.

     The results of the operations acquired were included with those of the Company from the date of acquisition. Intangible assets have been recorded as other assets, and are amortized over estimated useful lives between three and ten years. The allocation of the purchase price was as follows (in thousands):


           In-process research and development      $ 3,330
           Intangible assets                          6,233
           Receivables                                2,632
           Inventory                                  1,710
           Other assets                                  10
           Property and equipment                       841
           Liabilities assumed                       (4,256)
                                                    -------
                    Total                           $10,500
                                                    =======
     The total purchase price is as follows:

           Cash payment                             $10,000
           Other expenses                               500
                                                    -------
                    Total                           $10,500
                                                    =======

The following unaudited pro forma financial information is presented to give effect to the purchase as if the transaction had occurred as of the beginning of each of the periods presented. The pro forma information gives effect of certain adjustments, including amortization of goodwill and other intangibles, based on the value allocated to assets acquired in the purchase. In-process research and development costs of $3,300,000, which were written off immediately after the purchase was completed, and all non-recurring and related party transactions are excluded from the results of both periods presented.

The pro forma information is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have occurred had the acquisition been effected for the periods indicated nor is it indicative of the future operating results of the Company.

                                              (in thousands, except per share amounts)
                                              ----------------------------------------
                                                          Nine months ended
                                              ----------------------------------------
                                              March 28, 1999            March 29, 1998
                                              --------------            --------------
Pro forma net sales                             $  54,047                  $ 51,944
Pro forma net loss                              $  (5,686)                 $ (2,731)

Pro forma loss per share - Basic and diluted    $   (0.41)                 $  (0.20)

Shares used in per share computation -             13,952                    13,706
  Basic and diluted

[S]
NOTE 7. Restructuring Charge

     During the current quarter, the Company announced and began implementing its plans to streamline operations and eliminate redundant functions by consolidating manufacturing, combining sales and marketing functions, and restructuring research and development activities. This will result in a reduction in workforce of approximately 52 employees, or 13% of the Company's total workforce. As of March 28, 1999, approximately 37 employees were separated from the Company.

     As a result, the Company incurred a pretax restructuring charge of $3,200,000 during March, 1999. The components of the restructuring reserve and charges to the reserve during the current quarter are as follows:


                                 Restructuring
                                    Reserve
                                  (Unaudited)

                              Reduction in
                                Workforce      Other Costs          Total
                              ---------------------------------------------
Beginning reserve balance      $ 2,916,000      $ 284,000       $ 3,200,000
Current quarter charges           (304,132)      (264,000)         (568,132)
                              ---------------------------------------------
Ending reserve balance         $ 2,611,868        $20,000         2,631,868
                              ---------------------------------------------

     The reserve for reduction in workforce includes severance, related medical benefits and other termination benefits or obligations to employees. The workforce reductions were in the sales, marketing, engineering and operations functions and impacted employees in California and Alabama.

     The reserve for other restructuring costs primarily relates to the write-off of employee loans who were part of the reduction in workforce plan. The Company expects the restructuring activities to be substantially complete by the end of the current fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's beliefs, expectations, intentions, hopes, plans and goals regarding the future and statements regarding the Company's research and development expenditures, selling, general and administrative expenditures, restructuring activities and charges, reductions in operating, spending, anticipated capital expenditures, future capital requirements, adequacy of facilities, and Year 2000 planning, assessment and remediation efforts. Actual results could differ from those projected in any forward-looking statements for the reasons detailed below and in the Sections entitled "Factors Affecting Future Results" and other sections of this Report on Form 10-Q. The forward-looking statements included on this Form 10-Q are based on information available to the Company as of the date of this Report on Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should also consult the risk factors listed from time to time in the Company's Reports on Form 10-K and Annual Report to Stockholders.


RESULTS OF OPERATIONS

     During the second quarter of fiscal 1999, the Company acquired TxPort, a manufacturer of high speed voice and data communications products, based in Huntsville, Alabama for $10,000,000 in cash, paid out of the Company's working capital. Accordingly, the results of operations of TxPort, commencing from November 16, 1998, the date of acquisition, are consolidated in the Company's operating results for fiscal 1999.

     The following table presents the percentages of total sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.


                                                 Three Months Ended         Nine Months Ended
                                               ----------------------    ----------------------
                                               March 28,    March 29,    March 28,    March 29,
                                               ---------    ---------    ---------    ---------
                                                 1999         1998         1999         1998
                                                 -----        -----        -----        -----
Sales                                            100.0%       100.0%       100.0%       100.0%
Cost of sales                                     61.6         52.3         52.3         51.3
                                                 -----        -----        -----        -----
     Gross margin                                 38.4         47.7         47.7         48.7
                                                 -----        -----        -----        -----

Operating expenses:
   Research and development                       33.0         25.8         23.1         27.4
   Selling, general and administrative            53.1         28.6         36.5         34.5
   In-process research and development              --           --          7.2
   Restructuring charge                           26.7           --          6.9           --
                                                 -----        -----        -----        -----
      Total operating expenses                   112.8         54.4         73.7         61.9
                                                 -----        -----        -----        -----
Loss from operations                             (74.4)        (6.8)       (26.0)       (13.2)
Interest and other income, net                     2.3          3.4          2.7          4.7
                                                 -----        -----        -----        -----
Loss before provision for income taxes           (72.1)        (3.3)       (23.3)        (8.5)
Provision for (benefit from) income taxes           --           --          0.8         (2.6)
                                                 -----        -----        -----        -----
Net loss                                         (72.1)%       (3.3)%      (24.2)%       (5.9)%
                                                 -----        -----        -----        -----

Sales. Net sales for the three months ended March 28, 1999 decreased approximately 15% to $12 million from $14 million in the comparable period of the prior fiscal year. This decrease is a result of the decline in demand by the Company's wireless customers, as well as to a lesser extent, its carrier customers. Sales to the Company's other major customers also decreased, which appears to be a result of a major customer focusing its efforts on their network integration and Year 2000 compliance issues. Sales to the Company's five largest customers during the three months ended March 28, 1999 accounted for 30% of net sales as compared to 66% of net sales in the comparable period of the prior fiscal year.

Net sales for the nine months ended March 28, 1999 increased 37% to $46.2 million from $33.6 million in the comparable period of the prior fiscal year. Approximately $7.6 million of the current year's sales is attributed to the former TxPort product lines. Sales to the Company's four largest customers for the nine months ended March 28, 1999 accounted for 51% of net sales as compared to 53% of net sales in the comparable period of the prior fiscal year.

Gross Margin. Gross margin decreased to 38.4% of net sales for the three months ended March 28, 1999 as compared to 47.7% for the three months ended March 29, 1998. The decrease in gross margin is primarily due to factory under utilization and changes in channel and product mix. Gross margin remained relatively constant at approximately 47.7% and 48.7% for the nine months ended March 28, 1999 and March 29, 1998, respectively.

Research and Development. Research and development expenditures for the three months ended March 28, 1999 increased 9% to $4 million from $3.6 million in the comparable period of the prior fiscal year and increased as a percentage of sales to 33% from 25.8%. Research and development expenditures for the nine months ended March 28, 1999 increased 16% to $10.6 million from $9.2 million in the comparable period in the prior fiscal year and as a percentage of net sales, decreased to approximately 23% from 27%. The increase in both periods in absolute dollars is due to an increase in headcount and personnel-related costs as a result of the TxPort acquisition. Since the Company's reduction in workforce occurred late in the quarter, it did not impact current quarter spending. The increase as a percentage of net sales for the three month period comparison is a result of an increase in personnel related expenses spread over a lower sales volume. The decrease as a percentage of sales for the nine month period is a result of a small increase in absolute dollars of research and development expenses spread over a larger revenue base. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of sales.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 28, 1999 increased 58% to $6.4 million from $4.0 million in the comparable period of the prior fiscal year and increased as a percentage of sales to 53.1% from 28.6%. Selling, general and administrative expenses for the nine months ended March 28, 1999 increased 45.5% to $16.9 million from $11.6 million in the comparable period of the prior fiscal year. The increase in spending over the corresponding periods in the prior year is primarily due to an increase in expenses as a result of the TxPort acquisition and an increase in costs to support the enterprise resource planning implementation. The Company expects selling, general and administrative expenses to increase in the future as a result of increased administrative expenses for information technology as well as expenses associated with the acquisition.
The Company expects such expenses will vary over time as a percentage of sales.

Restructuring charge. The Company announced and began implementing during the current quarter, its plans to streamline operations and eliminate redundant functions by consolidating manufacturing, combining sales and marketing functions, and restructuring research and development activities. Included as a part of the restructuring activities was the retirement of the Company's two founders. The Company incurred a pretax restructuring charge of $3,200,000. See
Note 7 in the Notes to Condensed Consolidated Financial Statements for further details of the restructuring charge and the restructuring reserve activity during the current quarter. Approximately $2,930,000 of the restructuring charge is cash in nature and will be paid out of the Company's working capital.

The Company's restructuring plans will result in a reduction in workforce of approximately 52 employees, or 13% of the Company's total workforce. As of March 28, 1999, approximately 37 employees were separated from the Company. As a result of this reduction in workforce, the Company expects to reduce operating spending by approximately $1 million for each of the next two quarters. The Company expects the restructuring activities to be substantially completed by the end of the current fiscal year.

In-process research and development. During the nine months ended March 28, 1999, the Company acquired TxPort. As a result of this acquisition, the Company incurred a one time charge of $3.3 million related to in-process research and development for which technological feasibility was not achieved at the time of acquisition.

Interest and Other Income. Net interest and other income was approximately $1.2 million for the nine month period ended March 28, 1999 as compared to $1.6 million in the comparable period of the prior fiscal year. The decrease was a result of a lower cash and cash equivalents balance as a result of the TxPort acquisition for which the Company paid $10 million in cash.

Provision for Income Taxes. Based on the estimated taxable income for fiscal 1999, the Company elected not to record a tax benefit or provision for income taxes for the quarter ended March 28, 1999. For the nine month period ended March 29, 1998, the Company recorded a 31% benefit from income taxes reflecting available net operating loss carry-back capacity and expected tax credits.


LIQUIDITY AND CAPITAL RESOURCES

     On March 28, 1999, the Company's principal sources of liquidity included $27.3 million of cash and cash equivalents, and short-term investments.

     During the nine month period ended March 28, 1999, the Company used approximately $3.3 million for operating activities, compared to the $1.3 million used during the nine month period ended March 29, 1998. Net cash used in operating activities was primarily due to the loss of $11.2 million incurred through the nine months ended March 28, 1999, partially offset by the non-cash depreciation and amortization and in-process research and development charge totaling $5.6 million, a reduction in accounts receivable of $2.6 million and an increase in accrued expenses of $2.2 million.

     Cash provided by investing activities was approximately $7.5 million for the nine month period ended March 28, 1999, as compared to approximately $14 million used in investing activities for the nine month period ended March 29, 1998. The increase in funds provided by investing activities is primarily a result of the maturity of short-term investments being reinvested in cash and cash equivalents of $19.8 million, offset by the purchase of TxPort for $10.0 million. The Company also invested approximately $2.3 million in property and equipment during the first nine months of fiscal 1999, which is an increase of approximately $700,000 from the comparable period in the prior year. The Company anticipates significant capital expenditures for the fourth quarter of fiscal 1999 which are anticipated to be used for ERP software applications and implementation. In mid-September, the Company began occupying an additional 16,000 square feet of office space. The Company expects its current facilities to be adequate for its needs through fiscal 2000.

     Cash provided by financing activities was approximately $479,000 for the nine month period ended March 28, 1999, as compared to approximately $848,000 provided for the nine month period ended March 29, 1998. The decrease in funds provided by financing activities of $369,000 is primarily due to the repurchase of 89,000 shares at an average price of $3.62 per share.

     On February 18, 1999, the Board of Directors authorized the Company's management to systematically repurchase up to 1,000,000 shares of the Company's stock. As of April 26, 1999, the Company repurchased a total of 192,500 shares at an average price of $3.23 per share.

     The Company believes that its existing cash and cash equivalents, short-term investments and anticipated cash flows from operations will satisfy the Company's near-term cash needs.

YEAR 2000

     The year 2000 presents concerns which are widespread and complex. If computer, information or telecommunication systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company is evaluating its year 2000 risk as it exists in four areas: Information technology infrastructure, including reviewing what actions are necessary to bring all software tools used internally to year 2000 compliance, information systems used by the Company's suppliers, potential warranty and year 2000 claims from the Company's customers, and the potential impact of reduced spending by customers or potential customers on telecommunication network solutions as a result of devoting a substantial portion of their information system spending to resolve year 2000 compliance issues.

     The Company continues to evaluate its information technology infrastructure for year 2000 compliance, which includes reviewing what actions are required to make all software systems used internally year 2000 compliant. For example, the Company has purchased an enterprise resource planning solution which has been determined to be year 2000 compliant. The implementation of this ERP solution requires a material investment by the Company in internal and external resources. The ERP system began operating on March 29, 1999 and is performing the daily business operations of the Company. It is the Company's intent for all software systems and tools that are identified as non-compliant to be either upgraded or replaced. For the non-compliant systems identified to date, the cost to bring the systems to year 2000 compliance is not expected to be material to the Company's operating results. However, if implementation of replacement systems and tools is delayed, or if significant new non-compliance issues are identified, the Company's results of operations, business and financial condition could be materially affected.

     The Company is in the process of contacting its key suppliers to determine that the suppliers operations and the products and services they provide are year 2000 compliant. The Company anticipates this assessment to be completed by June, 1999. In the event that any of the Company's key suppliers does not successfully and timely achieve year 2000 compliance, the Company's business, financial condition and results of operations could be adversely affected.

     All of the Company's products are currently being reviewed for compliance to year 2000 guidelines. This process includes complete and thorough testing of current products as well as inclusion of year 2000 requirements in specifications for future product releases. Based on this review, the Company believes its current product shipments are year 2000 compliant and that neither performance nor functionality are affected by dates prior to, during, and after the year 2000 and that the year 2000 is recognized as a leap year. However, as all customer events cannot be anticipated, the Company may see an increase in product warranty and other claims. In the event that any of the Company's products ultimately are not year 2000 compliant, or there are customer claims made against the Company, the Company's business, financial condition and results of operations could be adversely affected.

     The Company has not developed a contingency plan to address every potential year 2000 non-compliance situation that may be present when the year changes to 2000. However, it is the Company's intention to formulate contingency plans in those areas where year 2000 non-compliance could have a material adverse effect on the Company's business, financial condition and results of operation. That plan is currently being developed.


FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. For the nine month period ended March 28, 1999, sales to MCI, Nortel, Compuserve and Qualcomm accounted for 20%, 19%, 9% and 6% of the Company's sales respectively and sales to the Company's top five customers accounted for 59% of the Company's sales. In fiscal 1998, Nortel, MCI, Qualcomm and CompuServe accounted for 20%, 16%, 12% and 11% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1997, Nortel, MCI, Qualcomm and CompuServe accounted for 22%, 20%, 9% and 11% of the Company's sales, respectively, and the Company's top five customers accounted for 67% of the Company's sales. In fiscal 1996, MCI and CompuServe accounted for 29% and 18% of the Company's sales, respectively, and the Company's top five customers accounted for 64% of sales. Other than Nortel, MCI, Qualcomm and CompuServe, no customer accounted for more than 10% of the Company's sales in fiscal years 1998, 1997, or 1996. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain of the Company's customers have delayed orders in the past as a result of a diversion of their resources to network integration and the Year 2000 issues. This trend may continue or worsen and result in additional order delays or cancellations. In addition, certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in sales to those customers. In addition, such acquisitions could result in further concentration of the Company's customers. The Company has in the past experienced significant declines in sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance future merger and acquisition activity among the customers will not have a similar adverse affect on the Company's sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers has materially adversely affected the Company's business, financial condition and results of operations in the past and may do so in the future. See "Competition" and "Fluctuations in Quarterly Operating Results".

     Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to MCI, Nortel, Qualcomm and CompuServe have varied between quarters by as much as $4.0 million and were the major contributor to the variability of quarterly sales in fiscal years 1998 and 1999. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

     Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by other vendors of components in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. Certain of the Company's customers have delayed orders in the past as a result of a diversion of their resources to network integration and the Year 2000 issues. This trend may continue or worsen and result in additional order delays or cancellations. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Component Availability and Key Suppliers".

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

     Dependence on Current and Recently Introduced Products, and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's Access System 2000 and the Access System 3000 product lines. The Access System 2000 product line represented approximately 86% of sales in fiscal 1998 and 80% of sales in fiscal 1997. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Although the Company does not believe that such delays have had a material adverse effect on its customer relationships, such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

     Risks Associated with the Acquisition of TxPort. In addition to risks described under "Risks Associated With Potential Acquisitions," the Company faces significant risks associated with its recent acquisition of TxPort. There can be no assurance that the Company will realize the desired benefits of this acquisition. In order to successfully integrate TxPort, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products and technology from engineering, sales and marketing perspectives, and consolidate functions and facilities. Difficulties encountered in the integration may have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Competition. The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Company's Access System product line is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its Access System product line has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company expects substantial competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation, Telco Systems, Inc., a division of World Access, Inc., Visual Networks Inc., and Adtran, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Management of Growth. The Company has recently experienced growth in the number of its employees and the scope of its operations as a result of its recent acquisition. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of product marketing and engineering personnel and has experienced delays in filling such positions and expects to experience continued difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Need to Expand Sales and Marketing Organizations and Channels of Distribution" and "Dependence on Key Personnel".

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

     Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company's products. The Company has received and may receive in the future communications from third parties asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its sales and distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company is a party to agreements with certain of its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:

        Exhibit Number            Description of Exhibit
        --------------            ----------------------
        10.28                     Employment Agreement between Registrant and
                                  Graham Pattison dated March 22, 1999.

        10.29                     Retirement Agreement between Registrant and
                                  Leigh S. Belden dated April 9, 1999.

        10.30                     Retirement Agreement between Registrant and
                                  Steve S. Taylor dated April 9, 1999.

        10.31                     Severance Agreement between Registrant and
                                  Stephen M. Tennis dated April 9, 1999

        27.1                      Financial Data Schedule


(b) The Company filed no reports on Form 8-K during the quarter ended March 28, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                VERILINK CORPORATION


May 7, 1999                              By:   /s/ John C. Batty
                                             -------------------------
                                            John C. Batty,
                                            Vice President, Finance and Chief
                                            Financial Officer (Duly Authorized
                                            Officer and Principal Financial
                                            Officer)

                                 EXHIBIT INDEX

        Exhibit Number            Description of Exhibit
        --------------            ----------------------
        10.28                     Employment Agreement between Registrant and
                                  Graham Pattison dated March 22, 1999.

        10.29                     Retirement Agreement between Registrant and
                                  Leigh S. Belden dated April 9, 1999.

        10.30                     Retirement Agreement between Registrant and
                                  Steve S. Taylor dated April 9, 1999.

        10.31                     Severance Agreement between Registrant and
                                  Stephen M. Tennis dated April 9, 1999

        27.1                      Financial Data Schedule