Form 10-K
period 1999-06-27
VERILINK CORP
filed 1999-09-27
CIK 774937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 27, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on September 15, 1999, as reported by the Nasdaq National Market was $16,225,414. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of September 15, 1999, the registrant had outstanding 13,998,031 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held November 16, 1999 (the "Proxy Statement"), (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Verilink Corporation (the "Company") develops, manufactures and markets integrated access products and customer premise equipment products (CPE) for use by telecommunications network service providers ("NSPs") and corporate end users on wide area networks. Wide area networks ("WANs") are comprised of information switching systems interconnected by long-distance digital transmission links, which enable individuals, groups and businesses to exchange information electronically. Verilink products provide seamless connectivity and interconnect for multiple traffic types and implement efficient transmission links between various network elements such as routers, and frame relay, ATM, and voice switches. Verilink access systems bring value to digital transmission links by providing efficient use of bandwidth, support for diverse applications, and management of networks in a space saving, high-density platform. Corporations, NSPs such as interexchange and local exchange carriers, internet service providers ("ISPs"), and personal communications and cellular service providers use Verilink integrated access products and customer premise equipment products to serve their networking requirements. The CPE product line was significantly expanded as a result of the TxPort, Inc. acquisition in November 1998.

CONSOLIDATION PLANS

     On July 21, 1999 the Company announced its plans to substantially consolidate its operations into its existing operations located in Huntsville, Alabama. The goal of this plan is to reduce expenses and enable the Company to achieve profitability at lower revenue levels. In connection with those plans since the year end, the Company has entered into an agreement to outsource its San Jose based manufacturing operations to a third party subcontract manufacturer.

INDUSTRY BACKGROUND

     Three fundamental forces are driving growth in the market for telecommunications equipment. First, corporate and end-user demand for data, voice, and video communication services continues to grow rapidly worldwide. Second, the opening of overseas telecommunications markets due to deregulation and the privatization of government-owned monopoly carriers, is permitting the emergence of new carriers and is creating new market opportunities. Lastly, the commercialization of new telecommunication technologies such as frame relay, ATM, IP, xDSL, and various digital mobile communication technologies is enabling the introduction of new kinds of telecommunication services at lower costs. These three forces have contributed to the growing popularity of the Internet, the need for higher bandwidth, and the widespread adoption of wireless communication services.

  The Internet

     The Internet was originally conceived by academic and governmental organizations for use in such applications as E-mail and file transfer. With the invention of the easy to use web browser and the availability of low cost web servers the Internet has become a global and commercial phenomenon. Today the Internet is the universal public data network -- it does for data communication what the public telephone network does for voice communication. Corporations use the Internet to provide access to information resources and to connect on-line with prospects, customers, business partners, and traveling employees. Consumers increasingly are using the Internet to access information, perform routine banking and brokerage transactions, and to purchase goods and services. As the application for the Internet expands to mainstream business and consumer uses, the need for Quality-of-Service (QOS) controls, security mechanisms, and other virtual private networking capabilities will become critical.

  Higher bandwidth

     Bandwidth refers to the information carrying capacity of a channel, and is a key factor for determining the amount, quality, and speed of a particular service available to a user. As the number of users that make use of corporate and public networks continues to increase, the requirement for additional bandwidth will grow. In addition, as the use of more data intensive applications such as multimedia and video conferencing gains popularity, the total bandwidth requirements of networks will grow at a faster rate. In order to keep pace with this rapid rate of expansion in the carrying capacity of the WAN, NSPs and corporate enterprises are employing new telecommunications access equipment, technology and transmission facilities. With ever-increasing demands for bandwidth, both service providers and corporate end users need to manage their communication services and budgets more efficiently and cost effectively. Equipment vendors who differentiate themselves by providing the ability to manage networks more efficiently and cost effectively will be beneficiaries of this trend toward higher bandwidth.

  Wireless communication

     Demand by mobile workers and consumers for wireless communication services has experienced significant growth over the past several years. This growth has been enabled by the availability of new low cost digital services and fueled by intense competition among service providers. In addition, service providers who must deliver new communication services to developing nations are increasingly looking to wireless technology as the most cost-effective solution. These two growth drivers have given rise to a multi-billion dollar wireless communications industry. The Company expects that future growth in this market will come from a further increase in the number of subscribers, an increase in the total minutes of use, the increased implementation of wireless local loop systems in developing nations, and the emergence of broadband access in developed nations. Wireless communication services provide un-tethered access between the user and the service provider's Point-of-Presence (POP). From the POP voice and data traffic is then routed over specialized wireline transmission networks. In order to provide the necessary capacity and geographic coverage to support uninterrupted wireless access, multiple POP locations must be deployed and interconnected. Telecom equipment specifically tailored to the rigorous demands for reliability, scalability and network management will become critical to the success of these large-scale deployments.

PRODUCTS

  Access System 2000

     Verilink's Access System 2000 ("AS2000") is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. Access System 2000 products are installed at the origination and termination points at which NSPs provide communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing, and inverse multiplexing functions for T1 (1.5 Mbps), E1, multi-T1, multi-E1, and T3 (45 Mbps) access links. A key feature of the Access System 2000 is its flexibility and adaptability made possible by a modular architecture which allows customers to access new services or expanded network capacity simply by configuring or changing out circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 DSU, TDM, automatic protection switch, and a Simple Network Management Protocol (SNMP) management agent.

  Access System 3000

     The AS3000 system, first introduced in fiscal 1999, is designed to build on the architecture of the successful AS2000 platform. System enhancements to the AS2000 include a four-fold increase in switching capacity, support for voice signals, and broadband multiplexing up to T3 rates. The AS3000 is targeted toward Competitive Local Exchange Carriers (CLECs) who wish to offer customers integrated access to voice and high-speed data network services.

  Access System 4000

     The AS4000 is an integrated access cross-connect system that provides full non-blocking DACS capability, channel bank functionality, and standard interfaces including T1, SDSL, HDSL, analog voice and T3. The AS4000 is targeted at carriers and enterprise networks that have access requirements for voice and data applications over a wide array of WAN circuit types.

  PRISM 3030/3060 Integrated Access Multiplexer

     The PRISM 3030/3060 family of intelligent channel banks enables customers to combine voice and data requirements into a single, multi-functional access device. This allows them to decrease initial equipment deployment and ongoing operational costs, while optimizing network and bandwidth efficiency, and increase equipment density to save space in network closets. The PRISM 3030 and 3060 products are modular voice and data multiplexers, which allow voice and data to be combined over a single T1 facility. The 3030/3060 products are deployed as managed voice channel banks, and support FXS, FXO, and E&M functionality with advanced signaling feature support and integral diagnostic capabilities.

  WANscope Frame Relay Performance Monitoring Probes

     The WANscope family of access products is designed for use in Customer Premise Equipment (CPE) or Customer Located Equipment (CLE) applications. WANscope products feature the capability for NSPs or corporate enterprises to constantly monitor and measure network performance for frame relay service, today's predominant technology for enterprise WAN backbones. Constant vigilance over network performance parameters such as loss, delay, and throughput enables service providers and service users to enforce Service Level Agreements (SLAs), and to proactively manage network capacity and congestion to avoid downtime and eliminate waste.

  CSU/DSU Circuit Management Products

     Physical layer transmission standards form the foundation upon which all advanced data services are based, including the Internet, frame relay service, cell relay service, leased lines, and Integrated Services Digital Networks
(ISDN). Verilink's physical layer transmission devices convert standard data interchange signals into formats appropriate for sending over carrier facilities. Additionally, these devices provide physical layer performance monitoring and diagnostic functions. Verilink transmission systems are produced to carrier-grade standards of quality and are typically found deployed in mission-critical applications used at bank, and other corporate enterprises.

     Verilink offers a broad portfolio of products appropriate for a wide range of applications in either modular systems, such as the 1051 and 1024 chassis-based products, or as stand-alone devices. Stand-alone devices include the compact Lite family of products, and the PRISM 2000, 3000, and 4000 families of data service/channel service unit (CSU/DSU) devices. Introduced in fiscal 1999, the FrameStart family of products enables network administrators to rapidly deploy and test frame relay LAN-to-LAN or wide area networks at a fraction of the cost of using full network probes.

SALES, MARKETING, AND CUSTOMER SUPPORT

  Sales and Marketing

     The Company sells its products and services to network service providers and wireless equipment manufacturers primarily through a direct sales force located in major U.S. metropolitan areas. A direct sales effort, supported by sales engineers who provide customers with pre- and post-sale technical assistance, allows the Company to gain a more in-depth knowledge of customers' network access requirements. The Company believes this knowledge helps it to build long-term relationships and alliances with key customers.

     The Company sells its products and services to North American enterprises primarily through indirect channels, which include distributors, systems integrators (SIs), and value-added resellers (VARs). These include Alltel Supply, Inc., Anixter Bro's, Inc., Graybar Electronic Co. Inc., ICOM Inc., Inter-Tel, Kent

Datacomm, RE/COM Group Inc., and Sprint North Supply. With the addition of the CPE product line acquired from TxPort, Inc. in November 1998, the Company believes that sales through indirect channels will become increasingly more important.

     The Company believes that entry into international markets for advanced digital network products will be enabled through strategic relationships and in-country distribution channels that reach both enterprise and NSP customers. To date, the Company has had minimal direct sales to international customers. In addition to the specific sales efforts directed at network service providers, the Company's marketing activities include participating in industry trade shows and conferences, distribution of sales and product literature, media relations, advertising in trade journals, direct mail and ongoing communications with customers and industry analysts.

  Customer Service and Support

     The Company maintains 24-hour, 7-day a week telephone support for all of its customers. The Company provides for a fee direct installation and service of its products utilizing its own resources or resources available under a Worldwide Equipment Support agreement with Vital Network Services Inc. The Company provides training to its customers dealing with the installation, operation and maintenance of the Company's products.

     The Company also offers various levels of maintenance agreements to its customers for a fee, which provide for on-site service in response to customer reported difficulties.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused on developing new products, core technologies and enhancements to existing products. During the past year, product development activities have emphasized expansion of features for the Access System 2000 product family, and on the introduction of the Access System 3000 platform. Other developments included feature enhancements to the PRISM family of intelligent channel banks, enhancements to existing DSU/CSUs, and the introduction of new, lower-cost and feature rich FrameStart and Lite families of DSU/CSUs. The Company's product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internetworking industries and on the development of low-cost CPE devices that leverage advancements in hardware and software technology.

     During fiscal 1999, 1998 and 1997, total research and development expenditures were $13.4 million, $12.5 million, and $9.4 million, respectively. All research and development expenses are charged to expense as incurred.

     The Company expects that it will continue to expend significant resources for product development of specific applications such as voice, IP, network management, xDSL and other performance monitoring services as well as to respond to market demand and new service offerings from network service providers. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

MANUFACTURING AND QUALITY

     The Company entered into arrangements in September 1999 with a contract manufacturer to outsource substantially all of its San Jose-based procurement, assembly, and system integration operations. This transition is expected to be completed by the end of calendar year 1999. Under the terms of the agreement the Company will maintain a bonded warehouse on the contractors premises from which it will ship product directly to its customers.

     The Company's manufacturing operations based in Huntsville, Alabama primarily support the manufacturing of the former TxPort, Inc. product line and consist primarily of material requirements planning, materials procurement and final assembly, test and quality control of subassemblies and systems. The Company performs virtually all aspects of its manufacturing process for the former TxPort, Inc. products at its

Huntsville facility, with the exception of surface mounted printed circuit board assembly. The Company's current San Jose operations have been ISO 9001 certified since 1993, while the Huntsville facilities completed their certification in March 1999. ISO 9000 is an international quality certification process, developed in the European Common Market and adopted by the United States as the method by which companies can demonstrate the functionality of their quality system. The Company obtained such certification through an independent third party, with ongoing audits on a semi-annual basis.

COMPETITION

     The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Access System product line and for enterprise devices such as the PRISM, FrameStart, and Lite product lines is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 and 3000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company experiences substantial competition with its enterprise access and network termination products from companies in the computer networking market and other related markets. These competitors include Premisys Communications, Inc., Newbridge Networks Corporation, Telco Systems, Inc., a subsidiary of World Access Inc., Visual Networks, Adtran, Inc., and Paradyne Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company believes that the market for basic network termination products is mature, but that the market for feature-enhanced network termination and network access products continues to grow and expand, as more "capability" and "intelligence" moves outward from the central office to the enterprise. The Company believes that the principal competitive factors in this market are price, feature sets, installed base and quality of customer support. In this market, the Company primarily competes with Adtran, Digital Link, Kentrox, Paradyne, Visual Networks and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's like products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System technology. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that the Company's patents would be held valid and enforceable by a court having jurisdiction over a dispute involving such patents. The Company has also entered into confidentiality and invention assignment agreements with its employees and independent contractors, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company's technology and products more likely. See "Item
7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Future Results -- Limited Protection of Intellectual Property".

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

EMPLOYEES

     As of June 27, 1999, the Company had approximately 310 employees worldwide, of whom 85 were employed in engineering, 56 in sales, marketing and customer service, 132 in manufacturing and 37 in general and administration. Of the total, approximately 131 positions located in San Jose are expected to be either eliminated or displaced to the Huntsville, Alabama location, as a result of the Company's plan to consolidate its operations in Huntsville, Alabama and outsource its San Jose manufacturing operations

     Management believes that the future success of Verilink will depend in part on its ability to attract and retain qualified employees, including management, technical, and design personnel. In particular, the Company believes that it is highly likely that all of its officers, with the exception of Graham Pattison,

President and CEO, and Steve Turner, Vice President of the Huntsville Business Unit, will not continue employment with the Company after the transition, although to date, none has provided notice of termination. In addition, the Company currently has numerous open positions in its Huntsville Alabama location, particularly, engineering positions. Any lengthy delay in filling these positions will impact the ability of the Company to transition the business and will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Future Results -- Dependence on Key Personnel".

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

ITEM 2. PROPERTIES

     The Company's headquarters and principal administrative and engineering facility have been located in a building containing approximately 55,000 square feet located in San Jose, California. During 1997, the Company moved its manufacturing operations into a new 24,000 square foot facility located nearby its headquarters building in San Jose, California. In September 1998, the Company began leasing an additional 16,000 square feet of office space under a must-take provision of the related lease and had guaranteed Baytech Associates obligation on an additional 30,000 square feet of office space. In August 1999, the Company reached an agreement that established a new lease rate under a market rate adjustment provision of the headquarters building lease, and entered into a new agreement for the manufacturing facility lease covering the 42,000 square feet of space that it occupied. The result of these market rate adjustments was to substantially increase the Company's remaining lease obligation. The Company leases these buildings through April 2001 and November 2001, respectively, from Baytech Associates, a partnership which is comprised of Leigh S. Belden and Steven C. Taylor, Directors of the Company.

     As a result of the Company's plans to consolidate its operations in Hunstville, Alabama, the use of both of the facilities located in San Jose will be discontinued by the end of the 1999 calendar year. The Company is in the process of trying to sublease this space and has entered into discussions with its landlord to explore settlement options for its remaining lease obligation.

     The Company will move its principal administrative, engineering, and marketing functions to its facility located in Huntsville, Alabama, in which the Company leases approximately 49,000 square feet. Approximately 9,000 square feet of this space is currently being subleased to another tenant, but will become available for occupancy by the Company after December of 1999. The Company occupies these buildings under leases that expire on various dates ranging from December 2000 through March 2002.

     The Company also leases approximately 49,000 square feet at the same Huntsville location to support its manufacturing operations. Approximately, 18,000 square feet of this space is currently being subleased to another tenant, but will be become available for occupancy by the Company after December 1999. The Company leases these buildings under leases that expire on various dates ranging from December 2000 through June 2001.

     In addition, the Company has eight sales offices located in the U.S. and Canada. These properties are occupied under operating leases that expire on various dates through the year 2003, with options to renew in most instances.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to a legal claim arising from an acquisition by TxPort, Inc. prior to the acquisition of TxPort, Inc. by the Company. The Company believes that it is indemnified against the claim by the seller of TxPort, Inc. Management believes that the claim will be resolved without material effect on the Company's financial position and results of operations.

     The Company is not involved in any other material legal actions. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of the Company was held on June 22, 1999 (the "Special Meeting"). The voting of holders of record of 14,076,931 shares of the Company's Common Stock outstanding as of the close of business on May 10, 1999 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934. The amendment to the Company's Stock Option Plan to increase the number of shares for issuance from 5,050,000 to 6,050,000 shares was ratified. The stockholder's vote was 6,055,865 shares voted FOR; 1,436,012 shares AGAINST; and 18,727 shares ABSTAINED from voting.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company is set forth below:

     Mr. Graham Pattison, age 49, joined the Company in April 1999 as President, Chief Executive Officer and Director. From May 1998 until joining Verilink, Mr. Pattison was Vice President and General Manager of new business ventures at Motorola's new Internet and Networking Group (ING). From June 1996 to May 1998, Mr. Pattison served as Vice President and General Manager of Motorola's Network System Division (NSD). From November 1995 to June 1996, Mr. Pattison served as Vice President of North American Distribution for Motorola. From November 1994 to November 1995, Mr. Pattison served as Vice President of International Distribution for Motorola. From November 1991 to November 1994, Mr. Pattison served as General Manager of Motorola's Europe Middle-East and Africa (EMEA) Division. Mr. Pattison received a B.S. in Electrical Engineering and a M.S. in Engineering Technology from Royal Melbourne Institute of Technology (RMIT), Australia.

     Mr. John C. Batty, age 44, joined the Company in May 1997 as Vice President, Finance and Chief Financial Officer. From December 1992 until joining Verilink, Mr. Batty was Vice President and Treasurer for VLSI Technology, Inc., a semiconductor manufacturer. From April 1991 to December 1992, Mr. Batty was Director of Corporate Financial Planning for VLSI. Mr. Batty received a B.A. in Economics from the University of New Hampshire, and a M.B.A. from the University of Chicago.

     Mr. Tom Flak, age 33, joined the Company in July 1997 as Director, Product Marketing. In August 1998, Mr. Flak was promoted to the position of Vice President of Marketing. From October 1992 until joining Verilink, Mr. Flak worked in various marketing management, sales and engineering positions with Network Equipment Technologies, a telecommunications equipment manufacturer. From June 1989 to October 1992, Mr. Flak was a systems engineer with Southwestern Bell Telephone Company. Mr. Flak received a B.S. in Electrical Engineering from the University of Missouri at Rolla and a M.S. in Information Networking from Carnegie-Mellon University.

     Mr. Stephen G. Heinen, age 44, joined the Company in September 1998 as Vice President, Engineering. From June 1987 until joining Verilink, Mr. Heinen held various senior management positions within Northern Telecom (Nortel), including Assistant Vice President of Technology for the Meridian 1 Business Communications System, the leading Private Branch Exchange (PBX) worldwide. Prior to 1987, Mr. Heinen was a member of the scientific staff at Bell Northern Research, the research and development subsidiary of Northern Telecom. Mr. Heinen received a B.S. in Computer Science from the University of California at Santa Barbara.

     Mr. Henry L. Tinker, age 68, joined the Company in May 1991 as Vice President, Operations. From May 1990 until joining Verilink, Mr. Tinker served as an Operations Consultant to the Company. From May 1984 to May 1990, Mr. Tinker was Vice President of a business group of Cipher Data Products, a tape drive manufacturer. Mr. Tinker received a B.S. in Business Administration from the University of California at Los Angeles.

     Mr. Steve Turner, age 41, joined the Company in November, 1998 as Vice President of the Company's Huntsville Strategic Business Unit. From August 1997 until joining the Company, Mr. Turner served as Vice President of Engineering and Technology for TxPort, Inc. From November 1995 to August 1997, Mr. Turner was Vice President of extended range products for Adtran, Inc. Prior to joining Adtran, Mr. Turner served in various technical and management capacities with Motorola's Information Systems Group. Mr. Turner received his B.S. in Electrical Engineering from Louisiana Tech University and a M.S. in Electrical Engineering from the University of Missouri.

     Other than Henry L. Tinker, who is the father-in-law of Leigh S. Belden, a director of the Company, there are no family relationships among any of the directors or executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq) under the symbol "VRLK" since the Company's initial public offering of Common Stock in June 1996. Prior to the initial public offering, there was no established trading market for the Company's Common Stock. As of September 15, 1999, the Company had 139 shareholders of record and approximately 3,300 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the Common Stock as reported by Nasdaq for the periods indicated:

         FISCAL 1999 -- QUARTER ENDED            JUNE 27    MARCH 28    DECEMBER 27    SEPTEMBER 27
         ----------------------------            -------    --------    -----------    ------------
Market Price: High.............................  $ 3.25      $ 2.63        $3.88          $ 4.63
              Low..............................  $ 3.06      $ 2.13        $3.63          $ 4.38

         FISCAL 1998 -- QUARTER ENDED            JUNE 28    MARCH 29    DECEMBER 28    SEPTEMBER 28
         ----------------------------            -------    --------    -----------    ------------
Market Price: High.............................  $11.00      $11.00        $9.44          $13.00
              Low..............................  $ 6.38      $ 5.56        $5.56          $ 8.75

     The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data concerning the Company for and as of the end of each of the years in the five year period ended June 27, 1999, are derived from the audited consolidated financial statements of the Company. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of the Company as of June 27, 1999 and June 28, 1998, and for each of the three years in the period ended June 27, 1999, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

                   FINANCIAL INFORMATION BY YEAR (UNAUDITED)
         (THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

                                            1999       1998       1997       1996       1995
                                          --------    -------    -------    -------    -------
Net sales...............................  $ 59,553    $50,915    $57,170    $41,608    $31,447
Gross profit............................  $ 27,729     25,121     28,845     21,453     14,755
Income (loss) from operations...........  $(14,901)(1)  (3,745)    4,832      3,232        347
Net income (loss).......................  $(13,666)    (1,071)     4,194      2,716        448
Net income (loss) per share -- basic....  $  (0.98)   $ (0.08)   $  0.31    $  0.27    $  0.05
Net income (loss) per
  share -- diluted......................  $  (0.98)   $ (0.08)   $  0.29    $  0.25    $  0.04
Shares used to compute net income (loss)
  per share -- basic....................    13,929     13,742     13,324     10,224      9,519
Shares used to compute net income (loss)
  per share -- diluted..................    13,929     13,742     14,289     10,804      9,961
Research and development as a percentage
  of sales..............................      22.5%      24.5%      16.4%      17.5%      21.0%
Capital expenditures....................  $  2,586    $ 2,752    $ 6,471    $   958    $   782
Cash and cash equivalents and short-term
  investments...........................  $ 18,476    $42,415    $39,050    $40,542    $ 3,243
Working capital.........................  $ 25,960    $45,163    $46,217    $45,015    $ 5,695
Stockholders' equity....................  $ 40,139    $53,810    $53,767    $47,234    $ 7,433
Total assets............................  $ 54,281    $63,828    $60,687    $55,218    $12,617
Employees...............................       310        250        219        182        152

(1) Includes in-process research and development charge of $3,330 and restructuring charge of $3,200.

SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data.

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  3 MONTHS ENDED
                                                --------------------------------------------------
                 FISCAL 1999                    JUNE 27    MARCH 28    DECEMBER 27    SEPTEMBER 27
                 -----------                    -------    --------    -----------    ------------
Net sales.....................................  $13,366    $12,003       $17,107        $17,078
Gross profit..................................  $ 5,695    $ 4,611       $ 8,654        $ 8,770
Income (loss) from operations.................  $(2,891)   $(8,925)      $(3,637)       $   552
Net income (loss).............................  $(2,509)   $(8,650)      $(3,228)       $   722
Net income (loss) per share -- basic..........  $ (0.18)   $ (0.62)      $ (0.23)       $  0.05
Net income (loss) per share -- diluted........  $ (0.18)   $ (0.62)      $ (0.23)       $  0.05
Shares used to compute net income (loss) per
  share -- basic..............................   13,858     14,020        13,929         13,908
Shares used to compute net income (loss) per
  share -- diluted............................   13,858     14,020        13,929         14,244

                                                                  3 MONTHS ENDED
                                                --------------------------------------------------
                 FISCAL 1998                    JUNE 28    MARCH 29    DECEMBER 28    SEPTEMBER 28
                 -----------                    -------    --------    -----------    ------------
Net sales.....................................  $17,303    $14,081       $ 9,518        $10,013
Gross profit..................................  $ 8,758    $ 6,720       $ 4,639        $ 5,005
Income (loss) from operations.................  $   683    $  (953)      $(1,903)       $(1,572)
Net income (loss).............................  $   903    $  (470)      $  (875)       $  (629)
Net income (loss) per share -- basic..........  $  0.07    $ (0.03)      $ (0.06)       $ (0.05)
Net income (loss) per share -- diluted........  $  0.06    $ (0.03)      $ (0.06)       $ (0.05)
Shares used to compute net income (loss) per
  share -- basic..............................   13,818     13,805        13,690         13,655
Shares used to compute net income (loss) per
  share -- diluted............................   14,284     13,805        13,690         13,655

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the 1999 Consolidated Financial Statements and Notes thereto.

     This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in "Factors Affecting Future Results" below.

     The Company's fiscal year ends on the Sunday nearest June 30. Fiscal years 1999, 1998, and 1997 ended June 27, June 28, and June 29, respectively, and consisted of 52 weeks. References to 1999, 1998, and 1997 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

OVERVIEW

     Verilink Corporation (the "Company") develops, manufactures and markets integrated access products and customer premise equipment for telecommunications network service providers ("NSPs") and corporate end users on wide area networks. Verilink's integrated network access products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks ("WANs").

     During the second quarter of fiscal 1999, the Company acquired TxPort, a manufacturer of high speed voice, and data communications products, based in Huntsville, Alabama for $10,000,000 in cash, which was funded by the Company's working capital. Accordingly, the results of operations of TxPort, commencing November 16, 1998, the date of acquisition, have been included with the Company's results for fiscal 1999.

     In July, 1999 the Company announced its plans to substantially consolidate its operations into its existing operations located in Huntsville, Alabama. The goal of this plan is to reduce expenses and enable the Company to achieve profitability at lower revenue levels. In connection with those plans the Company will also outsource its San Jose-based manufacturing operations to a third party subcontract manufacturer.

     During 1999, Verilink's Access System 2000 product line continued to generate the majority of sales. Verilink designed the Access System 2000 with modular hardware and software to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The Access System 2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, and frame relay services. The Access System 3000 was introduced in 1999 as an extension of the successful AS2000 platform and includes an increase in switching capacity, support for voice signals and broadband multiplexing up to T3 rates. The Company has other features under development that are intended to expand the number of services the Access System products support.

     The Company also sells single purpose network access devices for selected applications. The acquisition of the former TxPort product line significantly adds to the breadth of the Company's product portfolio in this area, and contributed a significant percentage of the Company's total sales in the second half of fiscal 1999.

     The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period-to-period in the future.

RESULTS OF OPERATIONS

SALES

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Net sales.............................................  $59,553    $50,915    $57,170
Percentage change from preceding year.................       17%       (11)%       37%

     Net sales for 1999 increased 17% to $59.6 million from 1998 net sales of $50.9 million. The increase was solely attributable to the sales contribution of products acquired from the TxPort acquisition that was completed in November 1998. Sales from these products represented approximately 20% of total year sales, and 38% of the second half of the year sales. Net sales for 1998 were $50.9 million representing a decrease of 11% from 1997 sales of $57.2 million. The decline in net sales during 1998 was attributable primarily to a decline in shipments to the Company's reseller and carrier customers that was partially off-set by improved shipments to system integrators. The Company believes 1998 net sales were adversely affected in part by pending merger and consolidation discussions among the Company's key customers resulting in delayed purchases. During 1999, shipments of the Access System 2000 product line accounted for approximately 67% of net sales compared to 86% during 1998 and 80% in 1997. The sales contribution of the recently introduced AS3000 was negligible as a result of its late introduction and as selling and customer testing cycles extended beyond what had been anticipated.

     The Company's business is characterized by the concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 57%, 64% and 67% of sales in 1999, 1998, and 1997, respectively. The Company's largest customers in fiscal 1999 were MCIWorldCom, Nortel, Bell Atlantic/NYNEX, Timeplex and Ericsson (formerly Qualcomm). See Note 1 of "Notes to Consolidated Financial Statements" and "Factors Affecting Future
Results -- Customer Concentration".

     The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers (OEMs), system integrators, value-added resellers (VARs) and distributors. Sales to VARs and distributors accounted for approximately 19% of sales in 1999, as compared to approximately 10% in 1998 and 18% in 1997. With the addition of the former TxPort product line the importance of the channel is expected to increase, as those products lend themselves more to an indirect distribution model. To date, sales outside of North America have not been significant. However, the Company intends to expand the marketing of its products to markets outside of North America.

GROSS PROFIT

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Gross Profit..........................................  $27,729    $25,121    $28,845
Percentage of Sales...................................     46.6%      49.3%      50.5%

     Gross profit, as a percentage of sales in 1999 was 46.6% as compared to 49.3% in 1998 and 50.5% in 1997. The decrease in gross profit margin in 1999 was primarily due to significantly lower sales volume for the Company's San Jose-based operations, particularly in the second half of the year, in combination with the relatively fixed cost of maintaining manufacturing operations in both California and Alabama. This lower sales volume was accompanied by a reduction in unit volumes of normally high unit volume products, and resulted in inefficiencies associated with producing a high mix of products at lower volumes. The decrease in gross profit margin in 1998 was primarily due to increased manufacturing overhead spending resulting from higher labor and facility related costs at lower net sales levels. The increase in 1998 manufacturing overhead spending was offset in part by favorable direct material costs. In future periods, the Company's gross profit will vary depending upon a number of factors, including the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, the mix of products sold, price competition, increases in material costs, and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

RESEARCH AND DEVELOPMENT

                                                          1999       1998       1997
                                                         -------    -------    ------
                                                                 (THOUSANDS)
Research and development...............................  $13,391    $12,484    $9,373
Percentage of Sales....................................     22.5%      24.5%     16.4%

     Research and development expenses (R&D) increased to $13.4 million or 22.5% of sales in 1999 compared to $12.5 million and $9.4 million or 24.5% and 16.4% of sales for 1998 and 1997, respectively. The expense increase during 1999 is due principally to the addition of expenses associated with the Huntsville development organization beginning in November 1998, and to an increased rate of development on the AS3000 product line during the first half of the fiscal year. Although R & D expenses increased in absolute dollars, it decreased as a percentage of sales due to higher sales volume in 1999 as compared to 1998. The expense increase in 1998 was due principally to the use of outside consultants and the addition of personnel associated with product development activities. The increase in R&D expenses in 1998 as a percentage of sales was due to an increase in spending at reduced sales levels. During 1998, the Company's new product development efforts focused on advanced features for the Access System 2000 Platform, the Access System 3000 and development of the Node Manager developed to provide node element management capabilities for all Access System 2000 and 3000 modules. The Company considers product development expenditures to be critical to future sales and expects to continue to invest in this area, while such expenditures as a percentage of sales may vary. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

SELLING, GENERAL AND ADMINISTRATIVE

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Selling, general and administrative...................  $22,709    $16,382    $14,640
Percentage of sales...................................     38.1%      32.2%      25.6%

     The Company's selling, general and administrative (SG & A) expenses increased to $22.7 million in 1999, compared to $16.4 million in 1998 and $14.6 million in 1997. SG & A expenses increased as a percentage of sales to 38.1% in 1999 from 32.2% in 1998 due to the decline in revenues in the San Jose operations combined with the overlap in SG & A functions in the Company's California and Alabama operations. The increase in expense in 1999 was primarily the result of the addition of expenses from the TxPort acquisition. Selling expenses increased as a result of increased selling efforts and equipment demonstration costs. Marketing expenses increased principally as a result of incremental costs associated with the integration of sales collateral of TxPort into a single company, more extensive trade show participation, and increases in other promotional activities such as direct mail campaigns. General and Administrative expenses also increased as a result of increases in staff associated with the acquisition of TxPort and outside contract costs associated with the implementation of the Company's ERP system. The increase in dollars spent in 1998 was due to the increase in selling and marketing activities and personnel related costs necessary to support the Company's infrastructure. These expenses increased as a percentage of sales to 32.2% in 1998 from 25.6% in 1997 due to increased dollar spending between periods at reduced net sales levels. The Company expects that general and administrative expenses will decline as a result of its plans to consolidate its operations in Huntsville, Alabama. However, there can be no assurance that the Company will be successful in its efforts to reduce expenses. See "Factors Affecting Future
Results -- Restructuring Actions May Not Achieve Intended Results".

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     Effective November 16, 1998, the Company completed its acquisition of TxPort, Inc. ("TxPort") from Acme-Cleveland Corporation, by purchasing all the outstanding shares of TxPort at a cost of $10,500,000. TxPort is a manufacturer of high speed voice and data communications products.

     The transaction was accounted for using the purchase method, and the purchase price was allocated to the assets acquired, including core technology, and liabilities assumed based on the estimated fair market values at the date of acquisition.

     At the time of the acquisition the Company was involved in research and development projects in relation to three areas, enhancement and augmentation of the CSU product line, enhancement and augmentation of the CSU/DSU product line and development of packet and frame aware CSU/DSU products along with a virtual private network product. The in-process research and development of $3.3 million, which was expensed at the acquisition date, represented the estimated current fair market value of the research and development projects which had not reached technological feasibility and had no alternative future uses at the date of acquisition. The value of in-process research and development was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. The net cash flows from the identified projects were based on management estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. The research and development costs included in the model reflect costs to sustain the project, but exclude costs to bring the in-process project to technological feasibility. The estimated revenues were based on management projections for the projects. Projected gross margins reflect recent historical performance of other Company products and are in line with industry expectations. The estimated selling, general and administrative costs, and research and development costs were estimated excluding synergies expected from the acquisition.

     The discount rate used in discounting the net cash flows from in-process research and development is 35%. This discount rate reflects the uncertainties surrounding the successful development of the in-process research and development, market acceptance of the technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that could potentially impact the estimates described above.

     The percent of completion for the three project areas was determined by comparing both effort expected and research and development costs incurred as of November 1998, to the remaining effort to be expended and research and development costs to be incurred, based on management's estimates, to bring the projects to technological feasibility. Based on these comparison management estimated the three project areas to be approximately 55%, 35%, and 60% complete as of the date of acquisition. The projects were substantially completed by June 1999. The effort and costs required to complete the projects approximated the estimates made by management at the date of acquisition.

     Recent actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. The Company believes that it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by the Company. This would result in the restatement of previously filed financial statements of the Company and could have a material negative impact on the financial results for the period subsequent to the acquisition.

     The results of the operations acquired have been included with those of the Company from the date of acquisition. Intangible assets have been recorded and are being amortized over estimated useful lives between three and ten years.

RESTRUCTURING CHARGE

     In March 1999, the Company announced and implemented a restructuring of the business to streamline operations and eliminate redundant functions by consolidating manufacturing operations, combining sales and marketing functions, and restructuring research and development activities. Included as a part of the restructuring activities was the retirement of the Company's two founders. The Company incurred a pretax restructuring charge of $3,200,000. See Note 3 of "Notes to Consolidated Financial Statements" for further details of the restructuring charge. Approximately $2,930,000 of the restructuring charge was cash in nature and paid out of the Company's working capital.

     In connection with the Company's plans to substantially consolidate its operations into its existing operations located in Huntsville, Alabama, and outsource its San Jose manufacturing operations, the Company expects that approximately 131 positions located in San Jose will be either eliminated or displaced to Huntsville, Alabama. In addition, the Company expects to incur a charge in the first quarter of fiscal 2000 related to the early termination of its lease obligations, the separation of employees, and the write down of impaired assets.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net declined to $1.2 million from $2.1 million in 1998 as a result of substantially lower invested cash balances. Interest and other income, net remained relatively unchanged between 1998 and 1997 at approximately $2.0.

PROVISION FOR/BENEFIT FROM INCOME TAXES

     In fiscal 1999, the Company recorded no benefit from income taxes due to continued operating losses and the uncertainty of realization of the Company's net deferred tax assets. In fiscal 1998, the Company recorded a benefit from income taxes of $608,000, representing an effective tax rate of 36%, compared to an effective tax rate of 39% in fiscal 1997. This benefit was based on available net operating loss carryback capacity. As of June 27, 1999, the Company had fully utilized its available carryback capacity.

LIQUIDITY AND CAPITAL RESOURCES

     At June 27, 1999 the Company's principal sources of liquidity included $18.5 million of cash, cash equivalents, and short-term investments.

     During 1999, the Company used $7.2 million of net cash in operating activities; a $12.4 million change from the $5.2 million of net cash provided by operating activities in 1998. During 1997 the Company generated $3.7 million in net cash from operating activities. Accounts receivable increased $3.2 million to $9.2 million at June 27, 1999 from $6.0 million at June 28, 1998. This was due to the acquisition of TxPort Inc., less linearity in shipments in the fourth quarter of fiscal 1999 than in 1998 and a $1.3 million advance billing made to a customer at its request. Accounts receivable at June 28, 1998 decreased by $2.5 million as compared to June 29, 1997 reflecting an improvement in the linearity of shipments during the fourth quarter of 1998 over the prior year. Inventories increased $2.0 million to $6.9 million at June 27, 1999 from $4.9 million at June 28, 1998. This increase was due to the acquisition of TxPort Inc. and lower sales volume in the fourth quarter of 1999 than expected. In 1999, total current liabilities increased by $4.1 million due mainly to the liabilities assumed in connection with the acquisition of TxPort, Inc. In 1998, accounts payable and accrued expenses increased $2.9 million, reflecting increased procurement activities and accruals for outside consultants and service providers.

     Net cash used in investing activities was $2.1 million in 1999 compared to a use of $26.4 million and $8.9 million in 1998, and 1997 respectively. The net cash used in investing activities in 1999 resulted primarily from the maturity of $14.5 in short-term investments offset by $10.5 million in cash used for the acquisition of TxPort, Inc., $2.6 million of capital equipment and $3.6 million of notes receivable from a director. The net cash used in investing activities in 1998 and 1997 was primarily the result of greater purchases of short-term investments, and purchases of property and equipment. The Company estimates that total budgeted capital expenditures in fiscal 2000 will approximate $3.0 million and will include expenditures for IT infrastructure, and design tools.

     Net cash used in financing activities was $100,000 in 1999 as compared to net cash provided by financing activities of $933,000 in 1998 and $1.3 million in 1997. The use of cash in 1999 was primarily attributable to the Company's repurchase of $937,000 of its Common Stock offset by the proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

     On February 18, 1999, the Board of Directors authorized the Company's management to systematically repurchase up to 1,000,000 shares of the Company's Common Stock. As of June 27, 1999, the Company had purchased 284,500 shares at a cost of $937,000.

     The Company believes that its cash and investment balances and anticipated cash flows from operations will be adequate to finance current operations, anticipated investments and capital expenditures for at least the next twelve months. However, the Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, equipment financing, and offerings of debt and equity securities.

YEAR 2000 READINESS

     The year 2000 presents concerns, which are widespread and complex. If computer, information or telecommunication systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has evaluated and continues to evaluate its year 2000 risk as it exists in four areas: information technology infrastructure, including reviewing what actions are necessary to bring all software tools used internally to year 2000 compliance; information systems used by the Company's suppliers; potential warranty and year 2000 claims from the Company's customers; and the potential impact of reduced spending by customers or potential customers on telecommunication network solutions as a result of devoting a substantial portion of their information system spending to resolve year 2000 compliance issues.

     The Company evaluated its information technology infrastructure for year 2000 compliance, which included reviewing what actions were required to make all software systems used internally year 2000 compliant. The Company purchased and implemented an enterprise resource planning solution (ERP) which has been determined to be year 2000 compliant. It is the Company's intent for all software systems and tools that are identified as non-compliant to be either upgraded or replaced. For the non-compliant systems identified to date, the cost to bring the systems to year 2000 compliance is not expected to be material to the Company's operating results. However, if implementation of replacement systems and tools is delayed, or if significant new non-compliance issues are identified, the Company's results of operations, business and financial condition could be materially adversely affected.

     The Company contacted its key suppliers to determine that the suppliers operations and the products and services they provide are year 2000 compliant. Responses have generally indicated substantial remediation, or documented plans to remediate the year 2000 issue. Some have given written certification of internal and product compliance. Substantially all key suppliers have indicated compliance of their product or service. In the event that any of the Company's key suppliers does not successfully and timely achieve year 2000 compliance, the Company's business, financial condition and results of operations could be adversely affected.

     All of the Company's products were reviewed for compliance to year 2000 guidelines. This process included a complete and thorough testing of current products as well as inclusion of year 2000 requirements in specifications for future product releases. Based on this review, the Company believes its current product shipments are year 2000 compliant and that neither performance nor functionality are affected by dates prior to, during, and after the year 2000 and that the year 2000 is recognized as a leap year. However, as all customer events cannot be anticipated, the Company may see an increase in product warranty and other claims. In the event that any of the Company's products ultimately are not year 2000 compliant, or there are customer claims made against the Company, the Company's business, financial condition and results of operations could be adversely affected.

     Costs. The total cost to address the Year 2000 issue has not been and is not expected to be material to the Company's financial condition. The Company is using both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company does not separately track internal costs incurred on the Year 2000 Project, which principally includes payroll and related costs for Information Management employees that are being expensed as incurred. These costs will be funded through operating cash flows.

     Risks. The Company believes, based on currently available information, that it will be able to properly manage its total Year 2000 exposure. There can be no assurance, however, that the Company will be successful in its efforts, or that the computer systems of other companies on which the Company relies will be able to be modified in a timely manner. Additionally, there can be no assurance that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company's business, financial condition, or results of operations.

     Contingency Plans. The Company has formulated contingency plans in those areas where year 2000 non-compliance could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company has not developed a contingency plan to address every potential year 2000 non-compliance situation that may be present when the year changes to 2000.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires entities to capitalize costs related to internal-use software once specified criteria have been met. The Company will adopt SOP No. 98-1 for fiscal year 2000.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS No. 133 for fiscal year 2001. However, since the Company currently does not hold any derivative instruments and does not engage in hedging activities, the Company does not expect the adoption of SFAS No. 133 to have a material impact on its results of operations, financial position or cash flows.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements in (i) Item 1 regarding the Company's plans to substantially consolidate its operations and outsource its manufacturing operations (the "Restructuring"); the goals, intended benefits and success of the Restructuring, particularly the goal of reducing expenses; continued growth of the market for communications services; the emergence of new communications carriers; the creation of new market opportunities; the introduction of new telecommunications services; the growing popularity and use of the Internet; the need for virtual private networking capabilities becoming critical; the growth in the requirement for additional bandwidth; the employment of new telecommunications equipment, technology and facilities; the beneficiaries of the trend toward higher bandwidth; developing nations increasingly looking to wireless technology; future growth in the wireless communications industry, particularly in terms of number of subscribers, minutes used, implementation of new systems and the emergence of broadband access; the Company's expected expenditures on product development; the timing of the completion of the Company's outsourcing plan; the growth of the market for feature-enhanced network termination and access products; and the members of the Companies senior management team who will or will not be continuing with the Company or transitioning to the Company's Huntsville operations and (ii) Item 7 regarding the goals and success of the Restructuring plan; product features under development; the expected decline selling, general and administrative expenses; evaluation and resolution of the Year 2000 problems; expenses associated with the Year 2000 problem; total budgeted capital expenditures; and the adequacy of the Company's cash position for the next twelve months. These forward-looking statements involve risks and uncertainties, and it is important to note that Verilink's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 1 and Item 7 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to Verilink as of the date hereof, and Verilink assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q and the Company's Annual Report to Stockholders.

     Restructuring Actions May Not Achieve Intended Results. The Company announced in July 1999 its plans to substantially consolidate its operations in Huntsville, Alabama in order to strengthen its business and improve its results from operations. These actions are intended to streamline the Company's operations, reduce operating costs, and enable the Company to achieve profitability at lower revenue levels. Delay or difficulty in implementing these actions, or market factors could reduce the anticipated benefit of these actions. The Company's revenues, operating results, and financial condition, could be adversely affected by the Company's ability to manage effectively the transition to Huntsville, to continually improve new product development processes, and to outsource a substantial portion of its manufacturing activities. In particular, there is a risk that the company may be unable to efficiently manage its operations due to the high likelihood of departures of members of its senior management team and the inherent complexities included in managing operations in both Alabama and California. Moreover, the Company's plans to outsource a substantial portion of its manufacturing activities exposes it to a number of risks including reduced control over manufacturing and delivery schedules, quality control and costs. The failure by the Company to overcome these risks and achieve the intended results from its restructuring actions would have a significant adverse affect on the Company's business and results of operations, particularly in light of the Company's recent disappointing operating results.

     Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In September 1998, MCI and WorldCom completed their merger and now operate under the same name MCIWorldCom. Percentages of total revenue have been restated for fiscal 1999 and prior years as if the merger had been in effect for all periods presented. Similarly, in May, 1999, Ericsson completed its acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business. Percentages of total revenue for Ericsson have been restated for fiscal 1999 and prior years as if the acquisition had been in effect for all periods presented. In fiscal 1999, sales to MCIWorldCom, Nortel, and Ericsson accounted for 27%, 17%, and 5% of the Company's sales respectively and sales to the Company's top five customers accounted for 57% of the Company's sales. In fiscal 1998, sales to MCIWorldCom, Nortel, and Ericsson accounted for 31%, 20%, and 12% of the Company's sales, respectively, and sales to the Company's top five customers accounted for 64% of the Company's sales. In fiscal 1997, MCIWorldCom, Nortel and Ericsson accounted for 33%, 22%, and 9% of the Company's sales, respectively, and the Company's top five customers accounted for 67% of the Company's sales. Other than MCIWorldCom, Nortel, and Ericsson, no customer accounted for more than 10% of the Company's sales in fiscal years 1999, 1998, or 1997. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in sales to those customers. In addition, such acquisitions could have in the past and could in the future, result in further concentration of the Company's customers. The Company has in the past experienced significant declines in sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance future merger and acquisition activity among the customers will not have a similar adverse affect on the Company's sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results".

     Dependence on Contract Manufacturers. The Company entered into arrangements with a single contract manufacturer to outsource substantially all of the Company's San Jose-based manufacturing operations, including its procurement, assembly, and system integration operations. During 1999, a majority of the Company's revenues were generated by products manufactured by its operations located in California. There can be no assurance that this contract manufacturer will be able to meet the Company's future requirements for manufactured products, or that such independent contractor will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturer to provide the Company with adequate supplies of high quality products could have a material adverse effect on the Company's business, financial condition, and results of operations. The loss of any of the Company's contract manufacturers could cause a delay in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company is a party to agreements with certain of its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. As a result of the Company's plans to consolidate its operations in Huntsville, Alabama, the Company believes that it is highly likely that all of its officers, with the exception of Graham Pattison, President and CEO, and Steve Turner, Vice President of the Huntsville Business Unit, will not continue employment with the Company after the transition, although to date, none has provided notice of termination and therefore, these positions will need to be replaced with either existing personnel from Huntsville or with new managers. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth".

     Management of Growth. The Company has recently experienced growth in the scope of its operations as a result of its recent acquisition. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel is quite limited, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of executive management, product marketing and engineering personnel and has experienced delays in filling such positions and expects to experience continued difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Key Personnel".

     Dependence on Component Availability and Key Suppliers. Under the outsourcing plan, the Company will generally rely upon a contract manufacturer to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. Currently, the Company depends upon and in the future, third party sub-contractors will depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and third party sub-contractors requirements for any such components. The

Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations.

     Purchase orders from the Company's customers frequently require delivery quickly after placement of the order. As the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices, or termination of contracts. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Fluctuations in Quarterly Operating Results".

     Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to MCIWorldCom, Nortel, and Ericsson have varied between quarters by as much as $4.0 million and delayed orders by these customers substantially negatively impacted the Company's third and fourth quarter results in 1999. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

     Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations as well as by other vendors of components used in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. The Company believes that recent period sales have been adversely impacted by merger activities at some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Component Availability and Key Suppliers".

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

     The Company's products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition and results of operations. In particular, during the fourth quarter, the Company was notified by one of its major customers of an intermittent problem involving one of its products that is installed in the field. The Company believes it has identified a firmware fix for this problem and may be required to share in the expense associated with this upgrade.

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

     Dependence on Recently Introduced Products and Products Under
Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's Access System 2000 and the Access System 3000 product lines. The Access System 2000 product line represented approximately 67% of sales in fiscal 1999, 86% of sales in fiscal 1998 and 80% of sales in fiscal 1997. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

     Risks Associated with the Acquisition of TxPort. In addition to risks described below under "Risks Associated With Potential Acquisitions," the Company faces significant risks associated with its recent acquisition of TxPort and related reduction in workforce associated with the acquisition. There can be no assurance that the Company will realize the desired benefits of this acquisition. In order to successfully integrate TxPort, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products and technology from engineering, sales and marketing perspectives, and consolidate functions and facilities. Difficulties encountered in the integration may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company applied the purchase method of accounting in connection with its acquisition of TxPort, resulting in a charge to be taken in each of the next three to ten years for the amortization of intangible assets.

     Risks Associated with Year 2000. There can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to the Company. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Moreover, the Company's products directly and indirectly interact with a large number of other hardware and software systems could contain defects associated with the year 2000 date. The Company is unable to predict to what extent its business may be affected if its software or the systems that operate in conjunction with its products experience a material year 2000 related failure. Any year 2000 defect in the Company's products or the software and hardware systems with which the Company's products operate could expose the Company to litigation that could have a material adverse impact on the Company. The risks of such litigation may be particularly acute due to the mission-critical applications for which the Company's products are used. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

     The Company could also experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. For example, the Company could experience a (i) corruption of data contained in the Company's internal information systems or a (ii) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Any such events could have a material adverse impact on the Company. In addition, the Company could experience serious unanticipated negative consequences caused by the failure of services or products provided by third parties that are critical to the continued day-to-day operations of the Company, such as electrical power, telecommunications services, and shipping services (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), which consequences could have a material adverse effect on the Company's business operations.

     In addition, a widely-predicted freeze in deployment of new communications systems by large corporations in the second half of calendar year 1999 related to remediation of the Y2K problem could result in an unusual fluctuation of orders, in which an unusually large number of orders are received in the middle of 2000, followed by an unusual decrease in orders in subsequent quarters.

     Enterprise Resource Planning (ERP). The Company went live in March 1999 with an upgrade to its enterprise-wide database and information management systems, based principally on software from Oracle. This change in systems and processes was substantial, and involved significant outside contract resources to implement. Due to the relative immaturity of this system implementation and the need to move it to Huntsville, Alabama, problems with the system, due to software or configuration problems, or lack of trained personnel could cause delays in order processing, shipments of products, and in the accumulation and analysis of financial data. There can be no assurance that these problems, if they occur, will not have an adverse effect on the Company's business, financial condition, and results from operations.

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

     The Company believes that the market for basic network termination products is mature and that the principal competitive factors in this market are price, installed base and quality of customer support. In this market, the Company primarily competes with Adtran, Digital Link, Kentrox, Paradyne and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's like products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, eroding the addressable market for separate network termination products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 27, 1999, the Company's investment portfolio consisted of fixed income securities of $11.6 million. See Note 5 of "Notes to Consolidated Financial Statements". These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 27, 1999, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

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

                              VERILINK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   30
Consolidated Balance Sheets as of June 27, 1999 and June 28,
  1998......................................................   31
Consolidated Statements of Operations for each of the three
  years in the period ended
  June 27, 1999.............................................   32
Consolidated Statements of Cash Flows for each of the three
  years in the period ended
  June 27, 1999.............................................   33
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended June 27, 1999.........   34
Notes to Consolidated Financial Statements..................   35
Schedule for each of the three years in the period ended
  June 27, 1999 included in Item 14(a):
  II -- Valuation and Qualifying Accounts and Reserves......   53

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Verilink Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiaries at June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
---------------------------------------------------------
PricewaterhouseCoopers LLP

San Jose, California
July 21, 1999, except as to
Note 9 which is as
of September 22, 1999

                              VERILINK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              JUNE 27,    JUNE 28,
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 6,365     $16,304
  Restricted cash...........................................      515          --
  Short-term investments....................................   11,596      26,111
  Accounts receivable, net of allowances of $205 and $62....    9,161       5,992
  Inventories...............................................    6,864       4,900
  Notes receivable..........................................    3,561          --
  Deferred tax assets.......................................       --       1,532
  Other current assets......................................    2,040         342
                                                              -------     -------
          Total current assets..............................   40,102      55,181
Property and equipment, net.................................    7,706       7,047
Deferred tax assets.........................................       --         436
Goodwill and other intangible assets........................    5,337          --
Other assets................................................    1,136       1,164
                                                              -------     -------
                                                              $54,281     $63,828
                                                              =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 2,818     $ 2,527
  Accrued expenses..........................................   11,324       6,747
  Income taxes payable......................................       --         744
                                                              -------     -------
          Total liabilities.................................   14,142      10,018
                                                              -------     -------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred Stock, $0.01 par value, 1,000,000 shares
     authorized; no shares issued and outstanding...........       --          --
  Common Stock, $0.01 par value; 40,000,000 shares
     authorized; 14,113,398 and 13,821,649 shares issued and
     outstanding............................................      141         138
  Additional paid-in capital................................   45,935      45,143
  Notes receivable from stockholders........................   (1,288)     (1,260)
  Treasury stock; 3,637,210 shares and 3,352,710 shares of
     Common Stock at cost...................................   (8,257)     (7,320)
  Deferred compensation related to stock options............     (101)       (266)
  Retained earnings.........................................    3,709      17,375
                                                              -------     -------
          Total stockholders' equity........................   40,139      53,810
                                                              -------     -------
                                                              $54,281     $63,828
                                                              =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE YEARS ENDED JUNE 27,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Net sales...................................................  $ 59,553    $50,915    $57,170
Cost of sales...............................................    31,824     25,794     28,325
                                                              --------    -------    -------
Gross profit................................................    27,729     25,121     28,845
                                                              --------    -------    -------
Operating expenses:
  Research and development..................................    13,391     12,484      9,373
  Selling, general and administrative.......................    22,709     16,382     14,640
  In-process research and development charge related to
     acquisition............................................     3,330         --         --
  Restructuring charge......................................     3,200         --         --
                                                              --------    -------    -------
          Total operating expenses..........................    42,630     28,866     24,013
                                                              --------    -------    -------
Income (loss) from operations...............................   (14,901)    (3,745)     4,832
Interest and other income, net..............................     1,235      2,066      2,043
                                                              --------    -------    -------
Income (loss) before income taxes...........................   (13,666)    (1,679)     6,875
Provision for (benefit from) income taxes...................        --       (608)     2,681
                                                              --------    -------    -------
Net income (loss)...........................................  $(13,666)   $(1,071)   $ 4,194
                                                              ========    =======    =======
Net income (loss) per share:
  Basic.....................................................  $  (0.98)   $ (0.08)   $  0.31
                                                              ========    =======    =======
  Diluted...................................................  $  (0.98)   $ (0.08)   $  0.29
                                                              ========    =======    =======
Weighted average common shares:
  Basic.....................................................    13,929     13,742     13,324
                                                              ========    =======    =======
  Diluted...................................................    13,929     13,742     14,289
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE YEARS ENDED JUNE 27,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $(13,666)   $ (1,071)   $ 4,194
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     3,419       2,312      1,394
     Deferred income taxes..................................     1,968        (395)      (145)
     Tax benefit from exercise of stock options.............        --         271        897
     Deferred compensation related to stock options.........       165          95        261
     Accrued interest on notes receivable from
       stockholders.........................................       (63)       (174)       (71)
     In-process research and development....................     3,330          --         --
     Changes in assets and liabilities net of effects of
       acquisition of TxPort, Inc.:
       Accounts receivable..................................      (537)      2,470     (2,280)
       Inventories..........................................      (254)       (447)       499
       Other assets.........................................    (1,688)       (964)        42
       Accounts payable.....................................      (662)      1,269       (941)
       Accrued expenses.....................................     1,547       1,667        135
       Income taxes payable.................................      (744)        162       (258)
                                                              --------    --------    -------
          Net cash provided by (used in) operating
            activities......................................    (7,185)      5,195      3,727
                                                              --------    --------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................    (2,586)     (2,752)    (6,471)
  Sale (purchase) of short-term investments.................    14,515     (23,668)    (2,454)
  Issuance of loan to director..............................    (3,561)         --         --
  Acquisition of TxPort, Inc................................   (10,500)         --         --
                                                              --------    --------    -------
          Net cash provided by (used in) investing
            activities......................................    (2,132)    (26,420)    (8,925)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net...............       795         933        797
  Repurchase of Common Stock................................      (937)         --         --
  Proceeds from repayment of notes receivable from
     stockholders...........................................        35          --        455
                                                              --------    --------    -------
          Net cash provided by (used in) financing
            activities......................................      (107)        933      1,252
                                                              --------    --------    -------
Net decrease in cash and cash equivalents...................    (9,424)    (20,292)    (3,946)
Cash and cash equivalents and restricted cash at beginning
  of year...................................................    16,304      36,596     40,542
                                                              --------    --------    -------
Cash and cash equivalents and restricted cash at end of
  year......................................................  $  6,880    $ 16,304    $36,596
                                                              ========    ========    =======
Supplemental disclosures:
  Cash paid for (refund from) income taxes..................  $   (307)   $     92    $ 2,042

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DEFERRED
                                                                        NOTES                  COMPENSATION
                                     COMMON STOCK       ADDITIONAL    RECEIVABLE                 RELATED
                                  -------------------    PAID-IN         FROM       TREASURY     TO STOCK     RETAINED
                                    SHARES     AMOUNT    CAPITAL     STOCKHOLDERS    STOCK       OPTIONS      EARNINGS    TOTAL
                                  ----------   ------   ----------   ------------   --------   ------------   --------   --------
Balance at June 30, 1996........  13,122,833    $131     $42,432       $(1,445)     $(7,320)      $(816)      $ 14,252   $ 47,234
Issuance of Common Stock under
  stock plans...................     463,453       5         817           (25)          --          --             --        797
  Amortization of deferred
    compensation................          --      --          --            --           --         261             --        261
Reversal of deferred
  compensation related to
  forfeited stock options.......          --      --        (205)           --           --         205             --         --
Accrued interest on notes
  receivable from
  stockholders..................          --      --          --           (71)          --          --             --        (71)
Repayment of notes receivable
  from stockholders.............          --      --          --           455           --          --             --        455
Tax benefit of stock options....          --      --         897            --           --          --             --        897
Net income......................          --      --          --            --           --          --          4,194      4,194
                                  ----------    ----     -------       -------      -------       -----       --------   --------
Balance at June 29, 1997........  13,586,286     136      43,941        (1,086)      (7,320)       (350)        18,446     53,767
Issuance of Common Stock under
  stock plans...................     235,363       2         931            --           --          --             --        933
Amortization of deferred
  compensation..................          --      --          --            --           --          84             --         84
Accrued interest on notes
  receivable from
  stockholders..................          --      --          --          (174)          --          --             --       (174)
Tax benefit of stock options....          --      --         271            --           --          --             --        271
Net loss........................          --      --          --            --           --          --         (1,071)    (1,071)
                                  ----------    ----     -------       -------      -------       -----       --------   --------
Balance at June 28, 1998........  13,821,649     138      45,143        (1,260)      (7,320)       (266)        17,375     53,810
Issuance of Common Stock under
  stock plans...................     291,749       3         792            --           --          --             --        795
Purchase of treasury stock......          --      --          --            --         (937)         --             --       (937)
Amortization of deferred
  compensation..................          --      --          --            --           --         165             --        165
Accrued interest on notes
  receivable from
  stockholders..................          --      --          --           (63)          --          --             --        (63)
Repayment of notes receivable
  from stockholders.............          --      --          --            35           --          --             --         35
Net loss........................          --      --          --            --           --          --        (13,666)   (13,666)
                                  ----------    ----     -------       -------      -------       -----       --------   --------
Balance at June 27, 1999........  14,113,398    $141     $45,935       $(1,288)     $(8,257)      $(101)      $  3,709   $ 40,139
                                  ==========    ====     =======       =======      =======       =====       ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 27, 1999

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Verilink Corporation (the "Company"), a Delaware Corporation, was incorporated in 1982. The Company develops, manufactures and markets integrated access products and customer premise equipment products (CPE) for use by telecommunications network service providers ("NSPs") and corporate end users on wide area networks. The Company's integrated network access and customer premise equipment products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks ("WANs").

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

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United Kingdom and Barbados. All significant intercompany accounts and transactions have been eliminated.

     The Company's fiscal year ends on the Sunday nearest June 30. Fiscal 1999, 1998 and 1997 ended June 27, June 28, and June 29 respectively, and consisted of 52 weeks. References to 1999, 1998, and 1997 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

FOREIGN CURRENCY

     The functional currency of the Company's foreign subsidiaries is the local currency. The balance sheet accounts are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity and to date have not been material. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

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

                        THREE YEARS ENDED JUNE 27, 1999

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

REVENUE RECOGNITION

     The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. The Company accrues related product return reserves, warranty and royalty expenses at the time of sale. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over a prior six-month period. The Company warrants its products for a five-year period.

     The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company's sales:

                                                              THREE YEARS ENDED JUNE 27,
                                                              ---------------------------
                                                              1999       1998       1997
                                                              -----      -----      -----
Nortel, Inc.................................................   17%        20%        22%
MCIWorldCom(*)..............................................   27%        31%        33%
Ericsson(**)................................................   --         12%        --

---------------
 (*) In September 1998, MCI and WorldCom completed their merger and now operate under the name MCIWorldCom. Percentages of total revenue have been restated for 1999 and prior years as if the merger had been in effect for all periods presented.

(**) In May 1999, Ericsson completed its acquisition of Qualcomm's terrestrial
     Code Division Multiple Access wireless infrastructure business. Percentages of total revenue have been restated for fiscal 1999 and prior years as if the acquisition had been in effect for all periods presented.

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

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

     The following table summarizes accounts receivable from customers comprising 10% or more of the gross accounts receivable balance as of the dates indicated:

                                                          JUNE 27,    JUNE 28,    JUNE 29,
                                                            1999        1998        1997
                                                          --------    --------    --------
Nortel Networks.........................................     12%         26%         34%
MCIWorldCom(*)..........................................     16%         26%         32%
Ericsson(**)............................................     --          19%         --

---------------
(*) In September 1998, MCI and WorldCom completed their merger and now operate under the name MCIWorldCom. Percentages of total revenue have been restated for 1999 and prior years as if the merger had been in effect for all periods presented.

(**) In May 1999, Ericsson completed its acquisition of Qualcomm's terrestrial
     Code Division Multiple Access wireless infrastructure business. Percentages of total revenue have been restated for fiscal 1999 and prior years as if the acquisition had been in effect for all periods presented.

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

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

EARNINGS PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income
(loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average price of the Company's Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share for the years ended June 27, 1999, June 28, 1998, and June 29, 1997.

                                                         1999       1998       1997
                                                       --------    -------    -------
Net income (loss) as reported [numerator]............  $(13,666)   $(1,071)   $ 4,194
                                                       --------    -------    -------
Shares calculation [denominator]:
Weighted shares outstanding -- Basic.................    13,929     13,742     13,324
Effect of dilutive securities:
Potential common stock from the exercise of stock
  options............................................        --         --        965
                                                       --------    -------    -------
Weighted shares outstanding -- Diluted...............    13,929     13,742     14,289
                                                       ========    =======    =======
Basic net income (loss) per share....................  $  (0.98)   $ (0.08)   $  0.31
                                                       ========    =======    =======
Diluted net income (loss) per share..................  $  (0.98)   $ (0.08)   $  0.29
                                                       ========    =======    =======

     Options to purchase 2,855,405, 1,833,134 and 606,676 shares of common stock were outstanding at June 27, 1999, June 28, 1998 and June 29, 1997 respectively, but were not included in the computation of diluted net income (loss) per share because inclusion of such options would have been antidilutive.

COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during fiscal 1999. FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's reported net income (loss) approximates its comprehensive net income (loss) for each of the periods presented.

SEGMENT INFORMATION

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is organized and operates as one operating segment and is engaged in the development, manufacture and marketing of integrated access products for telecommunications network service providers and corporate end users. The Company also operates in one geographic area, the United States.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which will be effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company currently does not hold derivative instruments or engage in hedging activities.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The adoption of this standard will not have a material impact on the Company's results of operations, financial position or cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable, and accrued liabilities, as presented in the financial statements, approximate fair value based on the short-term nature of these instruments.

GOODWILL AND OTHER PURCHASED INTANGIBLES

     Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles are amortized on a straight-line basis over the estimated economic lives, which range from three to ten years. Amortization expense relating to goodwill and other intangible assets was $896,000 for 1999. No amortization expense with respect to goodwill and other intangible assets was recognized in 1998 and 1997.

LONG-TERM ASSETS

     The Company periodically reviews the recoverability of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the fiscal 1999 financial statement presentation.

NOTE 2 -- ACQUISITIONS:

     On November 16, 1998, the Company acquired TxPort, Inc. ("TxPort") from Acme-Cleveland Corporation by purchasing all the outstanding shares of TxPort at a cost of $10,500,000. TxPort is a manufacturer of high-speed voice and data communications products.

     The transaction was accounted for using the purchase method, and the purchase price was allocated to the assets acquired, including core technology, and liabilities assumed based on the estimated fair market values at the date of acquisition. The in-process research and development, which was expensed at the

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

acquisition date, represented the estimated current fair market value of specified technologies which had not reached technological feasibility and had no alternative future uses at the date of acquisition.

     At the time of the acquisition the Company was involved in research and development projects in relation to three areas, enhancement and augmentation of the CSU product line, enhancement and augmentation of the CSU/DSU product line and development of packet and frame aware CSU/DSU products along with a virtual private network product. The in-process research and development of $3.3 million, which was expensed at the acquisition date, represented the estimated current fair market value of the research and development projects which had not reached technological feasibility and had no alternative future uses at the date of acquisition. The value of in-process research and development was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. The net cash flows from the identified projects were based on management estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. The research and development costs included in the model reflect costs to sustain the project, but exclude costs to bring the in-process project to technological feasibility. The estimated revenues were based on management projections for the projects. Projected gross margins reflect recent historical performance of other Company products and are in line with industry expectations. The estimated selling, general and administrative costs, and research and development costs were estimated excluding synergies expected from the acquisition.

     The discount rate used in discounting the net cash flows from in-process research and development is 35%. This discount rate reflects the uncertainties surrounding the successful development of the in-process research and development, market acceptance of the technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that could potentially impact the estimates described above.

     The percent of completion for the three project areas was determined by comparing both effort expected and research and development costs incurred as of November 1998, to the remaining effort to be expended and research and development costs to be incurred, based on management's estimates, to bring the projects to technological feasibility. Based on these comparisons management estimated the three project areas to be approximately 55%, 35%, and 60% complete as of the date of acquisition. The projects were substantially completed by June 1999. The effort and costs required to complete the projects approximated the estimates made by management at the date of acquisition.

     Recent actions and comments from the Securities and Exchange Commission have indicated that they are reviewing the current valuation methodology of purchased in-process research and development relating to acquisitions. The Commission is concerned that some companies are writing off more of the value of an acquisition than is appropriate. The Company believes that it is in compliance with all of the rules and related guidance as they currently exist. However, there can be no assurance that the Commission will not seek to reduce the amount of purchased in-process research and development previously expensed by the Company. This would result in the restatement of previously filed financial statements of the Company and could have a material negative impact on the financial results for the period subsequent to the acquisition.

     The results of the operations of TxPort have been included with those of the Company from the date of acquisition. Intangible assets have been recorded as other assets, and are being amortized over the estimated

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

useful lives ranging from three to ten years. The allocation of the purchase price was as follows (in thousands):

In-process research and development........................  $ 3,330
Intangible assets..........................................    5,960
Accounts receivable........................................    2,632
Inventories................................................    1,710
Other assets...............................................       10
Property and equipment.....................................      841
Liabilities assumed........................................   (3,983)
                                                             -------
          Total............................................  $10,500
                                                             =======

     The total purchase price is as follows:

Cash payment...............................................  $10,000
Other expenses.............................................      500
                                                             -------
          Total............................................  $10,500
                                                             =======

     The following unaudited pro forma financial information is presented to give effect to the purchase as if the transaction had occurred as of the beginning of each of the periods presented. The pro forma information gives effect to certain adjustments, including amortization of goodwill and other intangibles, based on the value allocated to the assets acquired. In-process research and development costs of $3,330,000, which were written off immediately after the purchase was completed, and all non-recurring and related party transactions have been excluded from the results for both periods presented.

     The pro forma information is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have occurred had the acquisition been effected for the periods indicated nor is it indicative of the future operating results of the Company.

                                                                       YEAR ENDED
                                                             ------------------------------
                                                             JUNE 27, 1999    JUNE 28, 1998
                                                             -------------    -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Pro forma net sales........................................    $ 67,413          $75,136
Pro forma net income (loss)................................    $(11,396)         $    70
Pro forma net income (loss) per share -- Basic.............    $  (0.82)         $  0.01
Pro forma net income (loss) per share -- Diluted...........    $  (0.82)         $  0.01
Shares used in per share computation -- Basic..............      13,929           13,742
Shares used in per share computation -- Diluted............      13,929           14,223

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

NOTE 3 -- RESTRUCTURING CHARGE:

     In March 1999, the Company recorded a pretax restructuring charge of $3,200,000 in connection with the streamlining of its operations and the elimination of redundant functions. The action included consolidating certain manufacturing activities, combining sales and marketing functions, and integrating certain research and development activities. This resulted in a reduction in workforce of approximately 52 employees, or 13% of the Company's total workforce. The components of the restructuring charge, activity during fiscal 1999 and the remaining accrual at June 27, 1999 are as follows:

                             RESTRUCTURING RESERVE
                                 (IN THOUSANDS)

                                                         REDUCTION IN    OTHER
                                                          WORKFORCE      COSTS    TOTAL
                                                         ------------    -----    ------
Restructuring charge...................................     $2,916       $284     $3,200
Fiscal 1999 activity...................................     (2,571)      (282)    (2,853)
                                                            ------       ----     ------
Ending accrual.........................................     $  345       $  2     $  347
                                                            ======       ====     ======

     The charge for reduction in workforce includes severance, related medical benefits and other termination benefits or obligations to employees. The workforce reductions were in the sales, marketing, engineering and operations functions and impacted employees in both California and Alabama.

     The charge for other restructuring costs primarily relates to the reserve of employee loans who were part of the reduction in workforce. Other than payment of ongoing non-salary employee benefit costs, the restructuring activities were substantially completed as of June 27, 1999. The balance of the restructuring accrual is included in accrued expenses on the consolidated balance sheet and is anticipated to be paid within nine months.

NOTE 4 -- BALANCE SHEET COMPONENTS:

                                                              JUNE 27,    JUNE 28,
                                                                1999        1998
                                                              --------    --------
INVENTORIES:
  Raw materials.............................................  $  3,453    $ 2,313
  Work-in-process...........................................     1,309        926
  Finished goods............................................     2,102      1,661
                                                              --------    -------
                                                              $  6,864    $ 4,900
                                                              ========    =======
PROPERTY AND EQUIPMENT:
  Furniture, fixtures and office equipment..................  $ 11,105    $ 7,734
  Machinery and equipment...................................     5,517      5,564
  Leasehold improvements....................................     2,894      2,791
                                                              --------    -------
                                                                19,516     16,089
  Less: Accumulated depreciation and amortization...........   (11,810)    (9,042)
                                                              --------    -------
                                                              $  7,706    $ 7,047
                                                              ========    =======
ACCRUED EXPENSES:
  Compensation and related benefits.........................  $  2,631    $ 1,968
  Warranty..................................................     1,877        634
  Other.....................................................     6,816      4,145
                                                              --------    -------
                                                              $ 11,324    $ 6,747
                                                              ========    =======

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

NOTE 5 -- RESTRICTED CASH AND SHORT-TERM INVESTMENTS:

     As of June 27, 1999, the Company had restricted cash in the form of certificates of deposit, in the amount of $515,000. The cash is restricted as it relates to a guarantee provided by the Company to a bank to secure a director's borrowings from that bank. The Company's short-term investments consist primarily of municipal and corporate bonds, and auction rate preferred stock and are stated at fair value in the accompanying balance sheet.

NOTE 6 -- COMMON STOCK:

     During fiscal 1999, the Company repurchased 284,500 shares of Common Stock at prices ranging from $2.56 to $3.84 per share.

NOTE 7 -- INCOME TAXES:

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                           THREE YEARS ENDED JUNE 27,
                                                           --------------------------
                                                            1999      1998      1997
                                                           -------    -----    ------
Current:
  Federal................................................  $    --    $(313)   $2,528
  State..................................................       --      100       298
                                                           -------    -----    ------
                                                                --     (213)    2,826
                                                           -------    -----    ------
Deferred:
  Federal................................................       --     (283)     (200)
  State..................................................       --     (112)       55
                                                           -------    -----    ------
                                                                --     (395)     (145)
                                                           -------    -----    ------
                                                           $    --    $(608)   $2,681
                                                           =======    =====    ======

     The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows:

                                                               THREE YEARS ENDED JUNE 27,
                                                              ----------------------------
                                                               1999       1998       1997
                                                              -------    -------    ------
Provision at statutory rate.................................   (34.0)%    (34.0)%    34.0%
State taxes, net of federal benefit.........................      --        3.9       5.1
Change in valuation allowance...............................    25.1         --        --
Credits.....................................................    (1.9)      (2.7)     (2.6)
In-process research and development.........................     8.3         --        --
Goodwill amortization.......................................     1.5         --        --
Other.......................................................     1.0       (3.4)      2.5
                                                               -----      -----      ----
                                                                 0.0%     (36.2)%    39.0%
                                                               =====      =====      ====

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

     Deferred tax assets comprise the following (in thousands):

                                                              JUNE 27,    JUNE 28,
                                                                1999        1998
                                                              --------    --------
Net operating loss..........................................  $ 1,124      $   --
Credit carryforwards........................................      479         222
Inventory reserves..........................................      773         451
Warranty....................................................      514         263
Other reserves and accruals.................................    1,476         417
Depreciation................................................      116         369
Other.......................................................       97         246
                                                              -------      ------
Total deferred tax assets...................................    4,579       1,968
Valuation allowance.........................................   (4,579)         --
                                                              -------      ------
Net deferred tax assets.....................................  $    --      $1,968
                                                              =======      ======

     At June 27, 1999, the Company established a full valuation allowance against its deferred tax assets. Prior to June 27, 1999, the Company believed that, based upon available objective evidence, it was more likely than not that its deferred tax assets would be realized based on available carryback capacity. As of June 27, 1999, management believes that due to the Company's recent history of losses, it is now more likely than not that the deferred tax assets will not be realized.

     During 1999, the valuation allowance increased by $1,155,000 for deferred tax assets of an acquired business for which uncertainty exists surrounding the realization of such assets. The valuation allowance will be used to reduce costs in excess of net assets of the acquired company when any portion of the related deferred tax assets is recognized.

     At June 27, 1999, the Company had net operating loss carryforwards of approximately $2,600,000 for federal income tax purposes, which expire in the year 2019, and $1,600,000 for state income tax purposes, which expire in 2005. The Company also had credit carryforwards of $400,000 available to offset future income which expire in 2006 through 2019.

     The Tax Reform Act of 1996 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

NOTE 8 -- EMPLOYEE BENEFIT PLANS:

     The 1993 Amended and Restated Stock Option Plan (the "1993 Plan") was approved by the Board of Directors in March 1993. During fiscal 1996, the 1989 Directors Stock Option Plan (the "1989 Plan") was terminated and all options outstanding and available for grant under the 1989 Plan were incorporated into the 1993 Plan. As of June 27, 1999, a total of 6,050,000 shares of Common Stock had been reserved for issuance under the 1993 Plan to eligible employees, officers, directors, independent contractors and consultants upon the exercise of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). Options granted under the 1993 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan are exercisable immediately and generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. Options granted to stockholders

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

     The following summarizes stock option activity under the Company's 1993
Plan:

                                                                                WEIGHTED
                                                     SHARES                     AVERAGE
                                                   AVAILABLE       OPTIONS      EXERCISE
                                                   FOR GRANT     OUTSTANDING     PRICE
                                                   ----------    -----------    --------
BALANCE AT JUNE 30, 1996.........................     701,751     1,327,876      $ 2.00
  Approved.......................................     750,000            --          --
  Granted........................................  (1,450,913)    1,450,913       17.01
  Exercised......................................          --      (429,698)       0.67
  Canceled.......................................     777,415      (777,415)      20.68
                                                   ----------    ----------
BALANCE AT JUNE 29, 1997.........................     778,253     1,571,676        6.98
  Granted........................................    (608,650)      608,650        7.39
  Exercised......................................          --      (119,332)       1.44
  Canceled.......................................     227,860      (227,860)       7.12
                                                   ----------    ----------
BALANCE AT JUNE 28, 1998.........................     397,463     1,833,134        7.46
  Approved.......................................   2,000,000            --          --
  Granted........................................  (2,198,519)    2,198,519        4.03
  Exercised......................................          --      (117,489)       1.03
  Canceled.......................................   1,058,759    (1,058,759)       8.15
                                                   ----------    ----------
BALANCE AT JUNE 27, 1999.........................   1,257,703     2,855,405      $ 4.83
                                                   ==========    ==========

     On June 11, 1997, the Company canceled options to purchase 346,000 shares of Common Stock with exercise prices ranging from $16.13 to $36.13 previously granted to employees, and reissued all such options at an exercise price of $10.38, the fair market value of the stock on such date. The reissued options have a ten year term and vest over four years from the date of reissuance.

     The following table summarizes information concerning outstanding and vested stock options as of June 27, 1999:

                             OPTIONS OUTSTANDING                OPTIONS VESTED
                  -----------------------------------------   ------------------
                                    WEIGHTED       WEIGHTED             WEIGHTED
                                    AVERAGE        AVERAGE              AVERAGE
   RANGE OF         NUMBER         REMAINING       EXERCISE   NUMBER    EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     VESTED     PRICE
---------------   -----------   ----------------   --------   -------   --------
$0.50 - $ 0.88...    192,759          5.81          $0.82     168,699    $0.82
$2.88 - $ 4.50...  1,407,586          9.38           3.63     113,077     3.50
$5.00 - $ 6.00...    627,275          7.90           5.54     231,834     5.69
$6.06 - $ 6.75...    164,500          8.04           6.53      87,541     6.60
$6.88 - $10.38...    463,285          7.95           8.55     284,853     8.64
                   ---------                                  -------
$0.50 - $10.38...  2,855,405          8.50           4.83     886,004     5.52
                   =========                                  =======

1996 EMPLOYEE STOCK PURCHASE PLAN

     In April 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. The Purchase Plan provides for successive offering periods with a maximum duration of

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

24 months. Each offering period is divided into two consecutive semi-annual purchase periods. The price at which Common Stock is purchased under the Purchase Plan is equal to 85% of the fair value of the Common Stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. During fiscal 1999, 1998 and 1997, a total of 174,260, 116,031 and 33,755 shares of Common Stock were issued under the Purchase Plan at an average purchase price of $3.88, $6.39 and $12.65, respectively.

ESTIMATED FAIR VALUE AWARDS UNDER THE COMPANY'S STOCK PLANS

     The weighted average estimated grant date fair value, as defined by SFAS 123, of options granted during fiscal 1999, 1998 and 1997 under the Company's stock option plan was $1.79, $3.17 and $6.17, respectively. The weighted average estimated grant date fair value of Common Stock issued pursuant to the Company's employee stock purchase plan during fiscal 1999, 1998 and 1997 was $2.30, $1.91, and $3.89, respectively. The estimated grant date fair values disclosed by the Company are calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                              1999    1998    1997
                                                              ----    ----    ----
STOCK OPTION PLAN:
  Expected dividend yield...................................   0.0%    0.0%    0.0%
  Expected stock price volatility...........................    73%     70%     61%
  Risk free interest rate...................................  4.80%   5.58%   6.07%
  Expected life (years).....................................  2.40    2.32    2.55

STOCK PURCHASE PLAN:
  Expected dividend yield...................................   0.0%    0.0%    0.0%
  Expected stock price volatility...........................    73%     70%     61%
  Risk free interest rate...................................  4.69%   5.31%   5.36%
  Expected life (years).....................................  0.50    0.50    0.50

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and stock purchase plan, the Company's net income (loss) and net income
(loss) per share would have been reduced to the pro forma amounts below for the years ended June 27, 1999, June 28, 1998, and June 29, 1997 (in thousands, except per share amounts):

                                                          1999       1998       1997
                                                        --------    -------    ------
Net income (loss) as reported.........................  $(13,666)   $(1,071)   $4,194
Pro forma net income (loss)...........................  $(14,719)   $(2,753)   $2,716

Basic net income (loss) per share as reported.........  $  (0.98)   $ (0.08)   $ 0.31
Diluted net income (loss) per share as reported.......  $  (0.98)   $ (0.08)   $ 0.29

Pro forma basic net income (loss) per share...........  $  (1.06)   $ (0.20)   $ 0.20
Pro forma diluted net income (loss) per share.........  $  (1.06)   $ (0.20)   $ 0.19

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

     The pro forma effect on net income (loss) and net income (loss) per share is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     The Company has recorded compensation expense for the difference between the grant price and deemed fair market value of the Company's Common Stock for options granted in January and February 1996. Such compensation expense was $165,000, $84,000, and $261,000 for fiscal 1999, 1998 and 1997, respectively, and will aggregate approximately $968,000 over the vesting period of four years.

     Awards under the Company's profit sharing plan are based on achieving targeted levels of profitability. The Company provided for awards of $35,000 in fiscal 1998. No expense was incurred under the plan in fiscal 1999 and fiscal 1997.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

     The Company leases its principal headquarters facility and its manufacturing facility from Baytech Associates ("Baytech") under operating leases which expire in April 2001 and November 2001, respectively. Baytech is owned by two stockholders who hold an aggregate of 37% of the Company's Common Stock and who are also directors of the Company. In September 1998, the Company began occupying an additional 16,000 square feet of space at 161 Nortech Drive leased from Baytech in accordance with an agreement that was being negotiated. The Company agreed to loan Baytech funds for leasehold improvements and rent obligations at 161 Nortech Drive in consideration of certain lease concessions made by Baytech to the Company. As of June 27, 1999, $418,000 had been borrowed by Baytech against this facility. The loan to Baytech is evidenced by a promissory note bearing interest at 8% and will be payable out of the net lease proceeds received by Baytech from leasing a portion of the Nortech building. In August 1999, Verilink formalized its agreement with Baytech by entering into an arms length sublease covering the entire 42,000 square feet of manufacturing space it occupies at 161 Nortech Drive. In addition, Baytech will begin paying down the promissory note based upon the difference between the lease rate the Company had been paying and the new lease rate, until the outstanding balance is paid in full. The sublease between the Company and Baytech expires on November 30, 2001. During fiscal 1999, 1998 and 1997, rent expense totaled $690,000, $428,000 and $428,000, respectively.

     During fiscal 1997, the Company entered into an agreement with RISC Communication Network Systems ("RC Network") which provided for the performance of research and development services by RC Network on behalf of the Company. RC Network is owned in part by Baytech Associates and a former director of the Company. During fiscal 1999, 1998 and 1997, the Company paid $99,000, $1,260,000 and $98,000, respectively to RC Network for research and development services.

     Included in other assets as of June 27, 1999 and June 28, 1998 are advances of $502,000 due from certain former officers of the Company. These advances bear interest at varying rates up to 7.5%, with various maturities to August 2002.

     The Company paid approximately $50,000 and $110,000 to an outside director during fiscal 1999 and 1997, respectively and $240,000 to two of its outside directors during fiscal 1998 for consulting services.

     In September 1993, the Company issued 1,600,000 shares of Common Stock to one of its principal stockholders and 100,000 shares to one of its officers in exchange for notes totaling $800,000 and $50,000, respectively. The issued shares of Common Stock secured the notes. During fiscal 1997, the $50,000 note was repaid. In February 1998 the maturity of the $800,000 note which bears interest at 5% per annum was extended to September 1999, and the security interest was reduced to 130,398 shares. As of June 27, 1999, $1,061,000 of principal and interest was outstanding.

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

     In September 1998, the Company approved a loan facility of up to $1.0 million to a principal stockholder and director in return for a note that bears interest at 6% per annum and that had a maturity date of December 31, 1998. In January 1999 the maturity on this note was extended to December 1999. As of June 27, 1999, $986,000 of principal and interest was outstanding.

     In February 1999 the Company approved an additional loan facility of up to $3.0 million to the same principal stockholder and director in return for a note that bears interest at 6% per annum and that had a maturity date of March 1, 2000. In addition, all or a portion of the aforementioned facility may be made available through guarantees by the Company of third party loans. As of June 27, 1999, $2,575,000 of principal and interest was outstanding, and $515,000 had been pledged as security to a bank to secure a director's borrowing from that bank. This facility is secured by an interest in Baytech Associates.

     In September 1999 the Company entered into a note modification agreement that resulted in a modification of the repayment terms of the September 1993 note, the September 1998 note, and the February 1999 note, and increased security held by the Company to 1.8 million shares of Common Stock. The amendment requires repayments on two of the notes to commence in September 2000 and to continue through maturity in March 2002. The agreement also requires repayment of principal and interest on the $1.0 million September 1998 note by June 2000.

     During the period of November 1995 through February 1996, the Company made loans totaling $577,000 to certain executives, employees and directors pursuant to the Company's 1993 Stock Option Plan. During fiscal 1997 and 1999, a total of $405,000 and $35,000, respectively, of such loans was repaid. The remaining loans outstanding are secured by 134,000 shares of the Company's Common Stock and other real and personal property, mature on dates ranging from November 2000 to February 2001 and bear interest at 5% per annum. Principal plus accrued interest is repayable at maturity.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

     The Company leases its headquarters facility under a non-cancelable operating lease that expires on April 2001 and November 2001.

     The Company also leases buildings in Huntsville, Alabama under non-cancelable operating leases that expire on various dates ranging from December 2000 through June 2002.

     Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future minimum sublease rental receipts under non-cancelable operating leases are as follows (in thousands):

                                                  OPERATING   SUBLEASE
                  FISCAL YEAR,                     LEASES      INCOME
                  ------------                    ---------   --------
2000............................................  $   2,382   $    122
2001............................................      1,952         --
2002............................................        496         --
2003............................................         11         --
                                                  ---------   --------
Total minimum lease payments....................  $   4,841   $    122
                                                  =========   ========

                              VERILINK CORPORATION

                        THREE YEARS ENDED JUNE 27, 1999

     Rent expense under all non-cancelable operating leases totaled $1,391,000, $873,000 and $797,000 for fiscal 1999, 1998 and 1997, respectively.

     The Company is subject to a legal claim arising from an acquisition by TxPort, Inc. prior to the acquisition of TxPort, Inc. by the Company. The Company believes that it is indemnified against the claim by the seller of TxPort, Inc. Management believes that the claim will be resolved without material effect on the Company's financial position and results of operations.

NOTE 11 -- SUBSEQUENT EVENTS:

     On July 21, 1999, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama, and outsource its San Jose-based manufacturing operations. The Company expects to record a restructuring charge in the first quarter of fiscal year 2000 related to this action.

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

(b) REPORTS ON FORM 8-K

     No reports on form 8-K were filed during the quarter ended June 27, 1999.

(c) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Registrant's Amended and Restated Certificate of
          Incorporation.(1)
 3.2      Registrant's Amended and Restated Bylaws.(1)
 4.1      Reference is made to Exhibits 3.1 and 3.2.
10.2      Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.(1)
10.3*     Employment Agreement between the Registrant and Leigh S.
          Belden dated as of April 16, 1986.(1)
10.4*     Employment Agreement between the Registrant and Steven C.
          Taylor dated as of April 16, 1986.(1)
10.7      Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of
          September 16, 1993.(1)
10.8      Promissory Notes of Timothy G. Conley in favor of the
          Registrant dated as of November 16, 1995 and January 2,
          1996.(1)
10.9      Promissory Note of James G. Regel in favor of the Registrant dated as of January 1, 1996.(1)
10.11     Promissory Note of Howard Oringer in favor of the Registrant dated as of January 2, 1996.(1)
10.12     Lease Agreement between the Registrant and Baytech
          Associates, a California general partnership, dated February
          27, 1986, and Memorandum of Lease Modification dated January
          22, 1987.(1)
10.13+    Software License Agreement between the Registrant and
          Integrated Systems, Inc. dated January 27, 1993, as
          amended.(1)
10.14*    Registrant's Amended and Restated 1993 Stock Option Plan,
          including forms of agreements thereunder.(1)
10.15*    Form of Registrant's 1996 Employee Stock Purchase Plan,
          including forms of agreements thereunder.(1)
10.16*    Promissory Note of Robert F. Griffith in favor of the
          Registrant dated as of August 27, 1997.(2)
10.17*    Change of Control Severance Benefits Agreements.(3)
10.18     Guarantee of lease obligation between the Registrant and
          Baytech Associates, a California general partnership, dated
          September 30, 1996.(4)
10.19     Amended Common Stock Purchase Agreement and Promissory Note
          between the Registrant and Leigh S. Belden, dated as of
          February 10, 1998.(4)
10.20     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated June 30, 1994.(4)
10.21     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated February 21, 1996.(4)
10.22     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated May 23, 1996.(4)
10.23     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated June 4, 1997.(4)
10.24     Loan facility dated September 1, 1998, provided by the
          Registrant to Leigh S. Belden.(4)
10.25     Agreements with Civic Bank: Assignment of Deposit Account,
          Corporate Resolution to Guarantee and Corporate Resolution
          to Grant Collateral.(5)
10.26     Loan facility dated January 1, 1999 provided by the
          Registrant to Leigh S. Belden.(5)
10.27     Promissory Note of Baytech Associates in favor of the
          Registrant dated February 9, 1999.(5)
10.28*    Employment Agreement between the Registrant and Graham
          Pattison dated March 22, 1999.(6)
10.29     Retirement Agreement between the Registrant and Leigh S.
          Belden dated April 9, 1999.(6)
10.30     Retirement Agreement between the Registrant and Steve S.
          Taylor dated April 9, 1999.(6)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.31     Severance Agreement between the Registrant and Stephen M.
          Tennis dated April 9, 1999.(6)
10.32     Severance Agreement between the Registrant and John C. Batty dated July 19, 1999.(7)
10.33     Severance Agreement between the Registrant and Thomas A.
          Flak dated August 20, 1999.(7)
10.34     Severance Agreement between the Registrant and Stephen G.
          Heinen dated July 19, 1999.(7)
10.35     Severance Agreement between the Registrant and Henry L.
          Tinker dated July 19, 1999.(7)
10.36+    Purchase Agreement between the Registrant and Wellex
          Corporation.(7)
10.37     Lease Agreement between the Registrant and Industrial
          Properties of the South for 9668 Highway 20 West, dated July
          23, 1993.(7)
10.38     Lease Agreement between the Registrant and Industrial
          Properties of the South for 127 Jetplex Circle, dated July
          23, 1993.(7)
10.39     Lease Agreement between the Registrant and Industrial
          Properties of the South for 129 Jetplex Circle, dated
          January 19, 1995.(7)
10.40     Promissory Note Modification Agreement of Leigh S. Belden
          dated September 22, 1999.(7)
10.41     Lease Agreement between the Registrant and Baytech
          Associates, a California general partnership, effective May
          1, 1999.(7)
10.42     Sublease Agreement between the Registrant and Baytech
          Associates, a California general partnership, dated August
          1999.(7)
10.43     Bonus Agreement between the Registrant and Graham G.
          Pattison dated September 21, 1999.
23.1      Consent of PricewaterhouseCoopers LLP.(7)
27.1      Financial Data Schedule.(7)

---------------
(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-4010), which became effective on June 10, 1996.

(2) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 29, 1997.

(3) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K," for the quarterly period ended December 28, 1997.

(4) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 28, 1998.

(5) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended December 27, 1998.

(6) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended March 28, 1999.

(7) Filed herewith.

 *  Management contracts or compensatory plans or arrangements.

 +  Confidential treatment granted as to portions of this exhibit.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                           BALANCE AT     ASSUMED ON      ADDITIONS    DEDUCTIONS   BALANCE AT
                                           BEGINNING    THE ACQUISITION   CHARGED TO      FROM         END
                                            OF YEAR     OF TXPORT, INC.     INCOME      RESERVES     OF YEAR
                                           ----------   ---------------   ----------   ----------   ----------
Inventory Reserves
  Year ended June 27, 1999...............    $1,088         $1,450          $1,783       $(961)       $3,360
  Year ended June 28, 1998...............    $  923         $   --          $  165       $  --        $1,088
  Year ended June 29, 1997...............    $  658         $   --          $  265       $  --        $  923

Allowance for Doubtful Accounts
  Year ended June 27, 1999...............    $   62         $  143          $   --       $  --        $  205
  Year ended June 28, 1998...............    $   76         $   --          $   --       $  14        $   62
  Year ended June 29, 1997...............    $   76         $   --          $   --       $  --        $   76

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Verilink Corporation

September 27, 1999                        By: /s/ GRAHAM G. PATTISON

                                            ------------------------------------
                                                     Graham G. Pattison
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
/s/ GRAHAM G. PATTISON                                 President, Chief Executive    September 27, 1999
-----------------------------------------------------  Officer and Director
Graham G. Pattison                                     (Principal Executive
                                                       Officer)

/s/ JOHN C. BATTY                                      Vice President, Finance and   September 27, 1999
-----------------------------------------------------  Chief Financial Officer
John C. Batty                                          (Principal Financial and
                                                       Accounting Officer)

/s/ HOWARD ORINGER                                     Chairman of the Board of      September 27, 1999
-----------------------------------------------------  Directors
Howard Oringer

/s/ STEVEN C. TAYLOR                                   Vice Chairman of the Board    September 27, 1999
-----------------------------------------------------  of Directors
Steven C. Taylor

/s/ LEIGH S. BELDEN                                    Director                      September 27, 1999
-----------------------------------------------------
Leigh S. Belden

/s/ JOHN MAJOR                                         Director                      September 27, 1999
-----------------------------------------------------
John Major

/s/ JOHN A. MCGUIRE                                    Director                      September 27, 1999
-----------------------------------------------------
John A. McGuire

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Registrant's Amended and Restated Certificate of
          Incorporation.(1)
 3.2      Registrant's Amended and Restated Bylaws.(1)
 4.1      Reference is made to Exhibits 3.1 and 3.2.
10.2      Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.(1)
10.3*     Employment Agreement between the Registrant and Leigh S.
          Belden dated as of April 16, 1986.(1)
10.4*     Employment Agreement between the Registrant and Steven C.
          Taylor dated as of April 16, 1986.(1)
10.7      Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of
          September 16, 1993.(1)
10.8      Promissory Notes of Timothy G. Conley in favor of the
          Registrant dated as of November 16, 1995 and January 2,
          1996.(1)
10.9      Promissory Note of James G. Regel in favor of the Registrant dated as of January 1, 1996.(1)
10.11     Promissory Note of Howard Oringer in favor of the Registrant dated as of January 2, 1996.(1)
10.12     Lease Agreement between the Registrant and Baytech
          Associates, a California general partnership, dated February
          27, 1986, and Memorandum of Lease Modification dated January
          22, 1987.(1)
10.13+    Software License Agreement between the Registrant and
          Integrated Systems, Inc. dated January 27, 1993, as
          amended.(1)
10.14*    Registrant's Amended and Restated 1993 Stock Option Plan,
          including forms of agreements thereunder.(1)
10.15*    Form of Registrant's 1996 Employee Stock Purchase Plan,
          including forms of agreements thereunder.(1)
10.16*    Promissory Note of Robert F. Griffith in favor of the
          Registrant dated as of August 27, 1997.(2)
10.17*    Change of Control Severance Benefits Agreements.(3)
10.18     Guarantee of lease obligation between the Registrant and
          Baytech Associates, a California general partnership, dated
          September 30, 1996.(4)
10.19     Amended Common Stock Purchase Agreement and Promissory Note
          between the Registrant and Leigh S. Belden, dated as of
          February 10, 1998.(4)
10.20     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated June 30, 1994.(4)
10.21     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated February 21, 1996.(4)
10.22     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated May 23, 1996.(4)
10.23     Promissory Note of Stephen M. Tennis in favor of the
          Registrant dated June 4, 1997.(4)
10.24     Loan facility dated September 1, 1998, provided by the
          Registrant to Leigh S. Belden.(4)
10.25     Agreements with Civic Bank: Assignment of Deposit Account,
          Corporate Resolution to Guarantee and Corporate Resolution
          to Grant Collateral.(5)
10.26     Loan facility dated January 1, 1999 provided by the
          Registrant to Leigh S. Belden.(5)
10.27     Promissory Note of Baytech Associates in favor of the
          Registrant dated February 9, 1999.(5)
10.28*    Employment Agreement between the Registrant and Graham
          Pattison dated March 22, 1999.(6)
10.29     Retirement Agreement between the Registrant and Leigh S.
          Belden dated April 9, 1999.(6)
10.30     Retirement Agreement between the Registrant and Steve S.
          Taylor dated April 9, 1999.(6)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.31     Severance Agreement between the Registrant and Stephen M.
          Tennis dated April 9, 1999.(6)
10.32     Severance Agreement between the Registrant and John C. Batty dated July 19, 1999.(7)
10.33     Severance Agreement between the Registrant and Thomas A.
          Flak dated August 20, 1999.(7)
10.34     Severance Agreement between the Registrant and Stephen G.
          Heinen dated July 19, 1999.(7)
10.35     Severance Agreement between the Registrant and Henry L.
          Tinker dated July 19, 1999.(7)
10.36+    Purchase Agreement between the Registrant and Wellex
          Corporation.(7)
10.37     Lease Agreement between the Registrant and Industrial
          Properties of the South for 9668 Highway 20 West, dated July
          23, 1993.(7)
10.38     Lease Agreement between the Registrant and Industrial
          Properties of the South for 127 Jetplex Circle, dated July
          23, 1993.(7)
10.39     Lease Agreement between the Registrant and Industrial
          Properties of the South for 129 Jetplex Circle, dated
          January 19, 1995.(7)
10.40     Promissory Note Modification Agreement of Leigh S. Belden
          dated September 22, 1999.(7)
10.41     Lease Agreement between the Registrant and Baytech
          Associates, a California general partnership, effective May
          1, 1999.(7)
10.42     Sublease Agreement between the Registrant and Baytech
          Associates, a California general partnership, dated August
          1999.(7)
10.43     Bonus Agreement between the Registrant and Graham G.
          Pattison dated September 21, 1999.
23.1      Consent of PricewaterhouseCoopers LLP.(7)
27.1      Financial Data Schedule.(7)

---------------
(1) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-4010), which became effective on June 10, 1996.

(2) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 29, 1997.

(3) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K," for the quarterly period ended December 28, 1997.

(4) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 28, 1998.

(5) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended December 27, 1998.

(6) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended March 28, 1999.

(7) Filed herewith.

 *  Management contracts or compensatory plans or arrangements.

 +  Confidential treatment granted as to portions of this exhibit.