Form 10-Q
period 1999-10-01
VERILINK CORP
filed 1999-11-05
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 0-19360


                              VERILINK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                 94-2857548
--------------------------------------------------------------------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)


        127 JETPLEX CIRCLE, MADISON, ALABAMA                     35758
--------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


        256-772-3770
--------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].  No [ ].

The number of shares outstanding of the issuer's common stock as of October 28, 1999 was 14,022,317.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q


PART I.        FINANCIAL INFORMATION                                                  PAGE NO.

Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations for the                    3
               three months ended October 1, 1999 and September 27, 1998

               Condensed Consolidated Balance Sheets as of                                4
               October 1, 1999 and June 27, 1999

               Condensed Consolidated Statements of Cash Flows for                        5
               the three months ended October 1, 1999 and September 27, 1998

               Notes to Condensed Consolidated Financial Statements                       6


Item 2.        Management's Discussion and Analysis of                                    9
               Financial Condition and Results of Operations


Item 3.        Quantitative and Qualitative Disclosures About Market Risk                20

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                          21


SIGNATURES                                                                               22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                      ------------------------------
                                                      October 1,       September 27,
                                                         1999              1998
                                                      ----------       -------------
Net sales                                              $ 14,852         $ 17,078
Cost of sales                                             8,697            8,308
                                                       --------         --------
   Gross profit                                           6,155            8,770

Operating expenses:
   Research and development                               3,165            3,290
   Selling, general and administrative                    5,598            4,928
   Restructuring and other non-recurring charge           6,900             --
                                                       --------         --------
      Total operating expenses                           15,663            8,218

Income (loss) from operations                            (9,508)             552
Interest and other income, net                              171              559
                                                       --------         --------
Income (loss) before provision for income taxes          (9,337)           1,111

Provision for income taxes                                 --                389
                                                       --------         --------

Net income (loss)                                      $ (9,337)        $    722
                                                       ========         ========

Net income (loss) per share - Basic                    $  (0.67)        $   0.05
                                                       ========         ========

Net income (loss) per share - Diluted                  $  (0.67)        $   0.05
                                                       ========         ========

Shares used in per share computations - Basic            13,998           13,908
                                                       ========         ========

Shares used in per share computations - Diluted          13,998           14,244
                                                       ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, unaudited)

                                                            October 1,      June 27,
                                                              1999            1999
                                                           -----------      --------

                             ASSETS
Current assets:
     Cash and cash equivalents                              $  5,368        $  6,365
     Restricted cash                                             519             515
     Short-term investments                                    8,162          11,596
     Accounts receivable, net                                 11,296           9,161
     Inventories                                               8,393           6,864
     Notes receivable                                          1,396           3,561
     Other current assets                                      1,587           2,040
                                                            --------        --------
          Total current assets                                36,721          40,102

Property and equipment, net                                    6,908           7,706
Notes receivable, long term                                    2,211            --
Goodwill and other intangible assets, net                      5,076           5,337
Other assets                                                     905           1,136
                                                            --------        --------

          Total assets                                      $ 51,821        $ 54,281
                                                            ========        ========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $  2,531        $  2,818
     Accrued expenses                                         18,129          11,324
                                                            --------        --------
          Total liabilities                                   20,660          14,142

Stockholders' equity                                          31,161          40,139
                                                            --------        --------

          Total liabilities and stockholders' equity        $ 51,821        $ 54,281
                                                            ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                     Three Months Ended
                                                                                October 1,      September 27,
                                                                                   1999             1998
                                                                                ----------      -------------
Cash flows from operating activities:
      Net income (loss)                                                          $ (9,337)        $    722
          Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
             Depreciation and amortization                                          1,144              471
             Deferred compensation related to stock options                            49               14
             Accrued interest on notes receivable from stockholders                   (15)            --
          Changes in assets and liabilities:
                 Accounts receivable                                               (2,135)          (1,760)
                 Inventories                                                       (1,529)              36
                 Other assets                                                         638             (170)
                 Accounts payable                                                    (287)            (557)
                 Accrued expenses                                                   6,805              769
                 Income tax payable                                                  --                373
                                                                                 --------         --------
                      Net cash used in operating activities                        (4,667)            (102)
                                                                                 --------         --------

Cash flows from investing activities:
      Purchases of property and equipment                                             (85)            (540)
      Sale (purchase) of short-term investments                                     3,434           (3,034)
                                                                                 --------         --------
                      Net cash provided by (used in) investing activities           3,349           (3,574)
                                                                                 --------         --------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net                                     348              113
      Repurchase of common stock                                                      (78)            --
      Proceeds from repayment of notes receivable from stockholders                    55             --
                                                                                 --------         --------
                      Net cash provided by financing activities                       325              113
                                                                                 --------         --------


Net decrease in cash and cash equivalents                                            (993)          (3,563)

Cash and cash equivalents and restricted cash at beginning of period                6,880           16,304
                                                                                 --------         --------

Cash and cash equivalents and restricted cash at end of period                   $  5,887         $ 12,741
                                                                                 ========         ========

Supplemental disclosures:
      Refund from income taxes                                                   $    500         $   --
                                                                                 ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 30, 2000. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999 as filed with the Securities and Exchange Commission.

     In November 1999, the Board of Directors approved the change in the Company's fiscal year end from the Sunday nearest to June 30 to the Friday nearest to June 30, beginning with fiscal year 2000. As a result, fiscal 2000 commenced on Monday, June 28, 1999 and will end on Friday, June 30, 2000. Each quarter beginning in fiscal 2000 will also end on a Friday. Additionally, fiscal 2000 consists of 53 weeks resulting in a 14 week period for Q1 as compared to 13 weeks for all prior quarter periods.

NOTE 2.  Restructuring Charge

     During the third quarter of fiscal 1999, the Company announced and began implementing its plans to streamline operations and eliminate redundant functions by consolidating manufacturing, combining sales and marketing functions, and restructuring research and development activities. The action resulted in a pretax restructuring charge of $3.2 million. The following table represents the restructuring activity from June 27, 1999 to October 1, 1999:

                                                    Restructuring Reserve
                                                  (in thousands, unaudited)

                                       Reduction in
                                         Workforce       Other Costs          Total
                                       -------------     -----------        --------
Balance at June 27, 1999                  $    345         $      2         $    347
Payment of non-salary benefits (a)            (139)            --               (139)
Reserve on employee loan (b)                  --                 (2)              (2)
                                          --------         --------         --------
Balance at October 1, 1999                $    206         $   --           $    206
                                          ========         ========         ========

(a) cash; (b) non-cash

     During the first quarter of fiscal 2000, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama, and outsource its San Jose-based manufacturing operations. The Company recorded a $6.9 million charge in connection with the restructuring activities which include 1) severance and other termination benefits for the approximately 135 San Jose-based employees who were involuntarily terminated, 2) the termination of certain facility leases, 3) the write-down of certain impaired assets and 4) the pro-rata portion of the non-recurring retention bonuses offered to the involuntarily terminated employees to support the transition from California to Alabama. No payments or charges to the restructuring reserve were made during the current quarter.

                                                    Restructuring Reserve
                                                  (in thousands, unaudited)

                                                            Lease        Write-down of
                                                         Terminations      Impaired        Retention
                                       Severance(a)         (a)             Asset(b)       Bonuses(a)      Total
                                       ------------     -------------    --------------    ----------     -------

Balance at October 1, 1999             $       2,262     $     1,442     $        1,696    $   1,500      $  6,900
                                       =============     ============    ==============    =========      ========

(a) cash; (b) non-cash

     The severance reserve includes severance, related medical benefits and other termination benefits.

     The balance of the restructuring accrual is included in accrued expenses on the condensed consolidated balance sheets.


NOTE 3.  Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                      October 1,       June 27,
                         1999            1999
                      ----------       --------
Raw materials          $  4,214        $  3,453
Work in process             784           1,309
Finished goods            3,395           2,102
                       --------        --------
                       $  8,393        $  6,864
                       ========        ========


NOTE 4.  Earnings Per Share

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

                                                                 (in thousands, except
                                                                   per share amount)
                                                                   Three months ended
                                                                Oct. 1,         Sept. 27,
                                                                 1999              1998
                                                               --------         ---------
Net income (loss) [numerator]                                  $ (9,337)        $    722
                                                               ========         ========

Shares calculation [denominator]:
Weighted shares outstanding - Basic                              13,998           13,908

Effect of dilutive securities:
   Potential common stock relating to stock options (a)            --                336
                                                               --------         --------

Weighted diluted shares outstanding - Diluted                    13,998           14,244
                                                               ========         ========

Net income (loss) per share - Basic                            $  (0.67)        $   0.05
                                                               ========         ========

Net income (loss) per share - Diluted                          $  (0.67)        $   0.05
                                                               ========         ========

(a) Options to purchase 2,686,247 shares of common stock at prices ranging from $0.50 to $10.38 per share were outstanding at October 1, 1999 but were not included in the computation of diluted net income (loss) per share because inclusion of such options would have been antidilutive.

NOTE 5.  Recently issued accounting pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs over the estimated useful life of the software. SOP 98-1 was effective for the Company's current fiscal year. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   RESULTS OF OPERATIONS

        During the second quarter of fiscal 1999, the Company acquired TxPort, Inc., a manufacturer of high speed voice and data communications products, based in Huntsville, Alabama for $10,000,000 in cash, paid out of the Company's working capital. Accordingly, the results of operations of TxPort, Inc. commencing from November 16, 1998, the date of acquisition, are consolidated in the Company's operating results for fiscal 1999 and fiscal 2000.

        The following table presents the percentages of total sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.

                                                         Three Months Ended
                                                    October 1,     September 27,
                                                       1999            1998
                                                    ----------     -------------
Sales                                                  100.0%          100.0%
Cost of sales                                           58.6            48.6
                                                      ------          ------
     Gross margin                                       41.4            51.4

Operating expenses:
   Research and development                             21.3            19.3
   Selling, general and administrative                  37.7            28.9
   Restructuring and other non-recurring charges        46.4            --
                                                      ------          ------
      Total operating expenses                         105.4            48.2
                                                      ------          ------
Income (loss) from operations                          (64.0)            3.2
Interest and other income, net                           1.1             3.3
                                                      ------          ------
Income (loss) before income taxes                      (62.9)            6.5
Provision for (benefit from) income taxes               --               2.3
                                                      ------          ------
Net income (loss)                                      (62.9)%           4.2%
                                                      ======          ======

     Sales. Net sales for the three months ended October 1, 1999 decreased approximately 13% to $14.9 million from $17.1 million in the comparable period of the prior fiscal year. This decrease is a result of a decline in demand by the Company's carrier, carrier access, and wireless business customers, offset in part by an increase in demand by the Company's enterprise access product customers. In particular, net sales to the Company's wireless customers in the first quarter of fiscal 2000 declined by approximately 39% to $3.0 million as compared to the same period last year. Net sales to the Company's top customer MCI Worldcom also declined by approximately 58% to $3.1 million in the first quarter of fiscal 2000 due to lower demand. Offsetting these declines, in part, was an increase in demand for the Company's enterprise access products which was principally the result of the contribution of products acquired in the acquisition of TxPort, Inc. in November of 1998.

     Gross Margin. Gross margin decreased to 41.4% of net sales for the three months ended October 1, 1999 as compared to 51.4% for the three months ended September 27, 1998. The decrease in gross margin in the first quarter of fiscal 2000 is primarily due to under-utilization of the San Jose based manufacturing facility, a high level of non-warranty repairs which carry a lower than average gross margin, and an increase in excess inventory reserves associated with product rationalization decisions. In addition, during the fourth quarter of fiscal 1999, the Company was notified by one of its major customers of an intermittent problem involving one of its products that is installed in the field. The Company is currently negotiating with its customer to share in the expense associated with correcting this problem and began providing for this expected expense in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. Failure of the Company to negotiate a reasonable cost sharing agreement could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors Affecting Future Results -- Fluctuations in Quarterly Operating Results".

     Research and Development. Research and development expenditures for the three months ended October 1, 1999 decreased approximately 4% to $3.2 million from $3.3 million in the comparable period of the prior fiscal year and increased as a percentage of sales from 19.3 % to 21.3%. The increase as a percentage of net sales for the three-month period comparison is a result of comparable expenses spread over a lower sales volume. The Company believes that a significant level of investment in product development is required to remain competitive and such expenses will vary over time as a percentage of sales.

     Selling, general and administrative. Selling, general and administrative expenses for the three months ended October 1, 1999 increased 14% to $5.6 million from $4.9 million in the comparable period of the prior fiscal year and increased as a percentage of sales from 28.9% to 37.7%. These increases in spending over the corresponding period in the prior year are primarily due to an increase in expenses that resulted from the acquisition of TxPort, Inc. and the associated redundancy of facility-related and other overhead expenses. The Company expects selling, general and administrative expense to decrease in the future as a result of the Company's restructuring activities and consolidation of its headquarters operations to Huntsville, Alabama. The Company expects such expenses will vary over time as a percentage of sales.

     Restructuring and other non-recurring charge. The Company announced and began implementing during the first quarter of fiscal 2000, its plans to consolidate its operations into its existing operations located in Huntsville, Alabama, and to outsource its San Jose based manufacturing activity. The Company incurred a pretax charge of $6.9 million for restructuring and other related non-recurring activities. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further details of the restructuring and other non-recurring charge and the restructuring reserve activity during the current quarter. A charge of approximately $1.5 million for the balance of transition related activities including that portion of retention bonuses related to the second quarter effort is expected to be incurred in the second quarter of fiscal 2000.

     Interest and Other Income. Net interest and other income was approximately $171,000 for the three month period ended October 1, 1999 as compared to $559,000 in the comparable period of the prior fiscal year. The decrease was a result of lower cash and cash equivalents, restricted cash and short-term investments balances.

     Provision for Income Taxes. Based on the estimated taxable income for fiscal 2000, the Company did not record a tax benefit or provision for income taxes for the quarter ended October 1, 1999. The provision for income taxes for the quarter ended September 27, 1998 reflected 35% of taxable income.

   LIQUIDITY AND CAPITAL RESOURCES

     On October 1, 1999, the Company's principal sources of liquidity included $14.0 million of cash and cash equivalents, restricted cash, and short-term investments.

     During the three-month period ended October 1, 1999, the Company used approximately $4.7 million for operating activities, compared to the $102,000 used during the three-month period ended September 27, 1998. Net cash used in operating activities was primarily due to the loss of $9.3 million incurred through the three months ended October 1, 1999, and increases in working capital that were associated with preparations to outsource the Company's San Jose based manufacturing operations to a subcontract manufacturer.

     Cash provided by investing activities was approximately $3.3 million for the three-month period ended October 1, 1999, as compared to approximately $3.6 million used in investing activities for the three-month period ended September 27, 1998. The increase in funds provided by investing activities is primarily a result of the maturity of short-term investments being reinvested in cash and cash equivalents.

     Cash provided by financing activities was approximately $325,000 for the three-month period ended October 1, 1999, as compared to approximately $113,000 provided for the three-month period ended September 27, 1998. The increase in funds provided by financing activities of $212,000 is primarily due to the exercise of stock options by departing employees and by participation by employees in the employee stock participation plan.

     While the Company believes that its existing cash and cash equivalents, short-term investments and anticipated cash flows from operations will satisfy the Company's near-term cash needs, the Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, equipment financing, and offerings of debt and equity securities. To the extent that the Company needs additional public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If additional capital is needed and adequate funds are not available to satisfy the Company's capital requirements, the Company would be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

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

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the Company's consolidation of its operations and outsourcing its manufacturing operations (the "Restructuring"); the goals, intended benefits and success of the Restructuring, particularly the goal of reducing expenses; the expected decrease in selling, general and administrative expenses; evaluation and resolution of the Year 2000 problems; expenses associated with the Year 2000 problem; total budgeted capital expenditures; and the adequacy of the Company's cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof, particularly those related to the year 2000 problem and the Company's cash needs. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 10-K.

     Restructuring Actions May Not Achieve Intended Results. The Company announced in July 1999 its plans to substantially consolidate its operations in Huntsville, Alabama in order to strengthen its business and improve its results from operations. These actions are intended to streamline the Company's operations, reduce operating costs, and enable the Company to achieve profitability at lower revenue levels. Delay or difficulty in implementing these actions or market factors could reduce the anticipated benefit of these actions. The Company's revenues, operating results, and financial condition, could be adversely affected by the Company's ability to manage effectively the transition to Huntsville, to continually improve new product development processes, and to outsource a substantial portion of its manufacturing activities. In particular, there is a risk that the company may be unable to efficiently manage its operations due to the currently expected departure of all members of its senior management team, except Graham Pattison, President and CEO, and Steve Turner, Vice President, Huntsville Business Unit, and the inherent complexities included in managing operations in both Alabama and California. See "Dependence on Key Personnel". Moreover, the Company's outsourcing of a substantial portion of its manufacturing activities exposes it to a number of risks including reduced control over manufacturing and delivery schedules, quality control and costs. The failure by the Company to overcome these risks and achieve the intended results from its restructuring actions would have a significant adverse affect on the Company's business and results of operations, particularly in light of the Company's recent disappointing operating results.

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

     Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company is a party to agreements with certain of its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. As a result of the Company's plans to consolidate its operations in Huntsville, Alabama, the Company believes that the only existing executive officers who will continue employment with the Company after the transition will be Graham Pattison, President and CEO, and Steve Turner, Vice President of the Huntsville Business Unit. If the Company cannot fill these positions with either existing personnel from Huntsville or with new personnel, it may be unable to effectively manage its operations and its business, financial condition and results of operations will suffer. The loss of the services of one or more of the Company's remaining executive officers or key personnel, or the inability to continue to attract qualified personnel would delay product development cycles or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management of Growth".

     Management of Growth. The Company has recently experienced growth in the scope of its operations as a result of its recent acquisition. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel is quite limited, a number of personnel have left the employ of the Company, and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of executive management, product marketing and engineering personnel and has experienced delays in filling such positions and expects to experience continued difficulty in filling its needs for qualified personnel. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Key Personnel".

     Dependence on Component Availability and Key Suppliers. Under the outsourcing plan, the Company will generally rely upon a contract manufacturer to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. Currently, the Company depends upon and in the future, third party sub-contractors will depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and third party sub-contractors requirements for any such components. The Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     Operating results may also fluctuate due to factors such as the ability of the Company to effectively execute the Restructuring and achieve the intended benefits of the Restructuring particularly the ability to reduce expenses while maintaining effective operations, the timing of new product announcements and introductions by the Company, its major customers or its competitors; delays in new product introductions by the Company; market acceptance of new or enhanced versions of the Company's products; changes in the product or customer mix of sales; changes in the level of operating expenses; competitive pricing pressures; the gain or loss of significant customers; increased research and development and sales and marketing expenses associated with new product introductions; and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

     The Company's products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition and results of operations. In particular, during the fourth quarter of fiscal 1999, the Company was notified by one of its major customers of an intermittent problem involving one of its products that is installed in the field. The Company believes it has identified a firmware fix for this problem and is in the process of retrofitting the affected equipment. The Company is currently negotiating an agreement where by it will share in the expense associated with this upgrade with the customer. Failure of the Company to negotiate a reasonable cost sharing agreement could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Associated with the Acquisition of TxPort. In addition to risks described below under "Risks Associated With Potential Acquisitions," the Company faces significant risks associated with its acquisition of TxPort and related Restructuring. There can be no assurance that the Company will realize the desired benefits of this acquisition or Restructuring. In order to successfully integrate TxPort, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products and technology from engineering, sales and marketing perspectives, and consolidate functions and facilities. Difficulties encountered in the integration may have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In addition, a widely-predicted freeze in deployment of new communications systems by large corporations in the second half of calendar year 1999 related to remediation of the Y2K problem could result in an unusual fluctuation of orders, in which an unusually large number of orders are received in the first half of calendar 2000, followed by an unusual decrease in orders in subsequent quarters.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     At October 1, 1999, the Company's investment portfolio consisted of fixed income securities of $8.7 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 1, 1999, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:

        Exhibit Number              Description of Exhibit
        --------------              ----------------------
        27.1                        Financial Data Schedule


(b)     No reports on Form 8-K were filed during the quarter ended October
        1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VERILINK CORPORATION


November 5, 1999                        By: /s/ JOHN C. BATTY
                                            --------------------------------
                                            John C. Batty,
                                            Vice President, Finance and Chief
                                            Financial Officer (Duly Authorized
                                            Officer and Principal Financial
                                            Officer)

                                 EXHIBIT INDEX


        Exhibit Number              Description of Exhibit
        --------------              ----------------------
        27.1                        Financial Data Schedule