Form 10-Q
period 1999-12-31
VERILINK CORP
filed 2000-02-11
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission file number 0-19360
                                                -------



                              VERILINK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             94-2857548
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


127 JETPLEX CIRCLE, MADISON, ALABAMA                       35758
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                   256-772-3770
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The number of shares outstanding of the issuer's common stock as of January 28, 2000 was 14,127,448.

                                     INDEX
                              VERILINK CORPORATION
                                   FORM 10-Q


PART I.           FINANCIAL INFORMATION                                                PAGE NO.
-------           ---------------------                                                --------

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations for the                  3
                  six months ended December 31, 1999 and December 27, 1998

                  Condensed Consolidated Balance Sheets as of                              4
                  December 31, 1999 and June 27, 1999

                  Condensed Consolidated Statements of Cash Flows for the                  5
                  six months ended December 31, 1999 and December 27, 1998

                  Notes to Condensed Consolidated Financial Statements                     6


Item 2.           Management's Discussion and Analysis of                                  9
                  Financial Condition and Results of Operations


Item 3.           Quantitative and Qualitative Disclosures About Market Risk              20


PART II.          OTHER INFORMATION
--------          -----------------

Item 4.           Submission of Matters to a Vote of Security Holders                     21


Item 6.           Exhibits and Reports on Form 8-K                                        21


SIGNATURES                                                                                22
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              VERILINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                        Three Months Ended             Six Months Ended
                                                  -----------------------------   --------------------------
                                                  December 31,    December 27,    December 31,  December 27,
                                                      1999            1998            1999          1998
                                                  -----------     ------------    ------------   -----------

Net sales                                            $ 16,183         $ 17,107       $ 31,035       $ 34,185
Cost of sales                                           8,114            8,453         16,811         16,761
                                                  -----------      -----------    -----------    -----------
  Gross profit                                          8,069            8,654         14,224         17,424
                                                  -----------      -----------    -----------    -----------

Operating expenses:
  Research and development                              2,170            3,401          5,335          6,691
  Selling, general and administrative                   5,498            5,560         11,096         10,488
  Restructuring and other non-recurring charges         1,400               --          8,300             --
  In-process research and development                      --            3,330             --          3,330
                                                  -----------      -----------    -----------    -----------
    Total operating expenses                            9,068           12,291         24,731         20,509
                                                  -----------      -----------    -----------    -----------

Loss from operations                                     (999)          (3,637)       (10,507)        (3,085)
Interest and other income, net                            222              409            393            968
                                                  -----------      -----------    -----------    -----------
Loss before provision for income taxes                   (777)          (3,228)       (10,114)        (2,117)

Provision for income taxes                                 --               --             --            389
                                                  -----------      -----------    -----------    -----------

Net loss                                             $   (777)        $ (3,228)      $(10,114)      $ (2,506)
                                                  ===========      ===========    ===========    ===========

Net loss per share - Basic                           $  (0.06)        $  (0.23)      $  (0.72)      $  (0.18)
                                                  ===========      ===========    ===========    ===========

Net loss per share - Diluted                         $  (0.06)        $  (0.23)      $  (0.72)      $  (0.18)
                                                  ===========      ===========    ===========    ===========

Shares used in per share computations - Basic          14,028           13,929         14,013         13,918
                                                  ===========      ===========    ===========    ===========

Shares used in per share computations - Diluted        14,028           13,929         14,013         13,918
                                                  ===========      ===========    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                   December 31,
                                                                        1999              June 27,
                                                                    (Unaudited)             1999
                                                                   ------------          ----------
                        ASSETS
Current assets:
     Cash and cash equivalents                                       $    7,313          $    6,365
     Restricted cash                                                        525                 515
     Short-term investments                                               3,579              11,596
     Accounts receivable, net                                            12,275               9,161
     Notes receivable                                                     1,416               3,561
     Other receivable                                                     3,558                  --
     Inventories                                                          3,487               6,864
     Other current assets                                                 1,355               2,040
                                                                     ----------          ----------
            Total current assets                                         33,508              40,102

Property and equipment, net                                               4,799               7,706
Notes receivable, long term                                               3,139                  --
Other assets                                                              5,210               6,473
                                                                     ----------          ----------

            Total assets                                             $   46,656          $   54,281
                                                                     ==========          ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $    3,684          $    2,818
     Accrued expenses                                                    12,528              11,324
                                                                     ----------          ----------
            Total liabilities                                            16,212              14,142

Stockholders' equity                                                     30,444              40,139
                                                                     ----------          ----------

            Total liabilities and stockholders' equity               $   46,656          $   54,281
                                                                     ==========          ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)


                                                                                                    Six Months Ended
                                                                                           ----------------------------------
                                                                                            December 31,        December 27,
                                                                                                1999                1998
                                                                                           --------------      --------------

Cash flows from operating activities:
   Net loss                                                                                   $   (10,114)        $    (2,506)
      Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                              2,150               1,210
         In-process research and development                                                           --               3,330
         Deferred compensation related to stock options                                                91                  28
         Net book value of assets charged against restructuring reserve                             1,461                  --
         Accrued interest on notes receivable from stockholders                                       (31)                (59)
         Changes in assets and liabilities net of effects of acquisition of TxPort, Inc.:
            Accounts receivable                                                                    (3,114)             (2,428)
            Other receivable                                                                       (3,558)                 --
            Inventories                                                                             3,377                 338
            Other assets                                                                              807                (967)
            Accounts payable                                                                          866                (748)
            Accrued expenses                                                                        1,204                 422
            Income tax payable                                                                         --                (159)
                                                                                              -----------         -----------
               Net cash used in operating activities                                               (6,861)             (1,539)
                                                                                              -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment                                                               (182)             (1,660)
   Sale of short-term investments                                                                   8,017              10,886
   Purchase of TxPort, Inc.                                                                          (375)            (10,000)
                                                                                              -----------         -----------
                Net cash provided by (used in) investing activities                                 7,460                (774)
                                                                                              -----------         -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                        382                 535
   Repurchase of common stock                                                                         (78)                 --
   Proceeds from repayment of notes receivable from stockholders                                       55                  --
                                                                                              -----------         -----------
                Net cash provided by financing activities                                             359                 535
                                                                                              -----------         -----------

Effect of exchange rate changes on cash                                                                --                  (1)
                                                                                              -----------         -----------

Net increase (decrease) in cash and cash equivalents                                                  958              (1,779)

Cash and cash equivalents and restricted cash at beginning of period                                6,880              16,304
                                                                                              -----------         -----------

Cash and cash equivalents and restricted cash at end of period                                $     7,838         $    14,525
                                                                                              ===========         ===========

Supplemental disclosures:
   Refund from income taxes                                                                   $       500         $       495
                                                                                              ===========         ===========


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

   In November 1999, the Board of Directors approved the change in the Company's fiscal year end from the Sunday nearest to June 30 to the Friday nearest to June 30, beginning with fiscal year 2000. As a result, fiscal 2000 commenced on Monday, June 28, 1999 and will end on Friday, June 30, 2000. Each quarter beginning in fiscal 2000 will also end on a Friday. Additionally, fiscal 2000 consists of 53 weeks resulting in a 14-week period for Q1 as compared to 13 weeks for all other quarterly periods.

NOTE 2.  Restructuring Charge

   During the third quarter of fiscal 1999, the Company announced and began implementing its plans to streamline operations and eliminate redundant functions by consolidating manufacturing, combining sales and marketing functions, and restructuring research and development activities. The action resulted in a pretax restructuring charge of $3.2 million. The following table represents the restructuring activity from June 27, 1999 to December 31, 1999:


                                                                    Restructuring Reserve
                                                                  (in thousands, unaudited)
                                                    -------------------------------------------------
                                                    Reduction in
                                                     Workforce         Other Costs          Total
                                                    ------------       ------------      ------------

Balance at June 27, 1999                            $        345       $          2      $        347
  Payment of non-salary benefits (a)                        (139)                --              (139)
  Reserve on employee loan (b)                                --                 (2)               (2)
                                                    ------------       ------------      ------------
Balance at December 31, 1999                        $        206       $         --      $        206
                                                    ============       ============      ============
   (a) cash; (b) non-cash

   During the first quarter of fiscal 2000, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama, and outsource its San Jose-based manufacturing operations. The Company recorded charges of $6.9 million and $1.4 million in the first and second quarters of fiscal 2000, respectively, in connection with these restructuring activities that include: 1) severance and other termination benefits for the approximately 135 San Jose-based employees who were involuntarily terminated, 2) the termination of certain facility leases, 3) the write-down of certain impaired assets and 4) the pro-rata portion of the non-recurring retention bonuses offered to involuntarily terminated employees to support the transition from California to Alabama. The table below represents all activity from June 27, 1999 to December 31, 1999:

                                                                          Restructuring Reserve
                                                                        (in thousands, unaudited)
                                           -------------------------------------------------------------------------------------
                                                                 Lease         Write-down
                                                             Terminations      of Impaired        Retention
                                           Severance (a)          (a)           Assets (b)        Bonuses (a)            Total
                                           -------------     ------------      -----------        -----------         ----------
Balance at June 27, 1999                    $       --        $       --        $       --        $       --          $       --
  Reserves provided                              2,262             1,442             1,696             2,900               8,300
  Amounts charged to reserve                    (1,084)             (187)           (1,584)           (2,493)             (5,348)
                                            ----------        ----------        ----------        ----------          ----------

Balance at December 31, 1999                $    1,178        $    1,255        $      112        $      407          $    2,952
                                           ===========        ==========        ==========        ==========          ==========
  (a) cash; (b) non-cash


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

NOTE 3. Inventories

   Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                      December 31,             June 27,
                                          1999                   1999
                                      ------------            ----------

         Raw materials                 $      731             $    3,453
         Work in process                      118                  1,309
         Finished goods                     2,638                  2,102
                                       ----------             ----------
                                       $    3,487             $    6,864
                                       ==========             ==========


NOTE 4. Earnings Per Share

   Basic net loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net loss per share, the average price of the Company's Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options.

                                                                          (in thousands, except per share amount)
                                                             ----------------------------------------------------------------
                                                                    Three Months Ended               Six Months Ended
                                                             ------------------------------    ------------------------------
                                                             Dec. 31, 1999    Dec. 27, 1998    Dec. 31, 1999    Dec. 27, 1998
                                                             -------------    -------------    -------------    -------------

Net loss [numerator]                                          $     (777)      $   (3,228)      $  (10,114)      $   (2,506)
                                                              ==========       ==========       ==========       ==========

Shares calculation [denominator]:
Weighted shares outstanding - Basic                               14,028           13,929           14,013           13,918

Effect of dilutive securities:
  Potential common stock relating to stock options (a)                --               --               --               --
                                                              ----------       ----------       ----------       ----------

Weighted diluted shares outstanding - Diluted                     14,028           13,929           14,013           13,918
                                                              ==========       ==========       ==========       ==========

Net loss per share - Basic                                    $    (0.06)      $    (0.23)      $    (0.72)      $    (0.18)
                                                              ==========       ==========       ==========       ==========
Net loss per share - Diluted                                  $    (0.06)      $    (0.23)      $    (0.72)      $    (0.18)
                                                              ==========       ==========       ==========       ==========


   (a) Options to purchase 3,453,964 shares of common stock at prices ranging from $0.50 to $10.38 per share were outstanding at December 31, 1999 but were not included in the computation of diluted net loss per share because inclusion of such options would have been antidilutive.

NOTE 5. Recently issued accounting pronouncements

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs over the estimated useful life of the software. SOP 98-1 was effective for the Company's current fiscal year. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including, without limitation, statements relating to the Company's revenues, expenses, margins, liquidity and capital needs. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein under the caption "Factors Affecting Future Results."

   RESULTS OF OPERATIONS

   During the second quarter of fiscal 1999, the Company acquired TxPort, Inc., a manufacturer of high speed voice and data communications products, based in Huntsville, Alabama for $10,375,000 in cash, paid out of the Company's working capital. Accordingly, the results of operations of TxPort, Inc. commencing from November 16, 1998, the date of acquisition, are consolidated in the Company's operating results for fiscal 1999 and fiscal 2000.

   The following table presents the percentages of net sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.

                                                          Three Months Ended             Six Months Ended
                                                      ---------------------------   --------------------------
                                                      December 31,   December 27,   December 31,  December 27,
                                                      ------------   ------------   ------------  ------------
                                                          1999           1998           1999          1998
                                                      ------------   ------------   ------------  ------------
Sales                                                     100.0%         100.0%         100.0%         100.0%
Cost of sales                                              50.1           49.4           54.2           49.0
                                                       --------       --------       --------       --------
    Gross margin                                           49.9           50.6           45.8           51.0

Operating expenses:
  Research and development                                 13.4           19.9           17.2           19.6
  Selling, general and administrative                      34.0           32.5           35.8           30.7
  Restructuring and other non-recurring charges             8.7             --           26.7             --
  In-process research and development                        --           19.5             --            9.7
                                                       --------       --------       --------       --------
    Total operating expenses                               56.1           71.9           79.7           60.0
                                                       --------       --------       --------       --------
Loss from operations                                       (6.2)         (21.3)         (33.9)          (9.0)
Interest and other income, net                              1.4            2.4            1.3            2.8
                                                       --------       --------       --------       --------
Loss before income taxes                                   (4.8)         (18.9)         (32.6)          (6.2)
Provision for income taxes                                   --             --             --            1.1
                                                       --------       --------       --------       --------
Net loss                                                   (4.8)%        (18.9)%        (32.6)%         (7.3)%
                                                       ========       ========       ========       ========


   Sales. Net sales for the three months ended December 31, 1999 decreased approximately 5% to $16.2 million from $17.1 million in the comparable period of the prior fiscal year. Net sales for the six months ended December 31, 1999 decreased 9% to $31.0 million from $34.2 million during the comparable period of the prior year. These decreases from the corresponding periods in the prior year are a result of the decline in sales to the Company's top fiscal 1999 customer, MCI Worldcom, that decreased 41% and 51% for the three-month and six-month periods ended December 31, 1999, respectively. Offsetting these declines, in part, was an increase in demand for the Company's enterprise access products which was principally the result of the contribution of products acquired in the acquisition of TxPort, Inc. in November 1998. Net sales of $16.2 million for the three months ended December 31, 1999 represents a 9% increase over the previous quarter's sales of $14.9 million due to increased demand by the Company's carrier and carrier access customers. In particular, net sales to wireless customers in the second quarter of fiscal 2000 increased 87% to $5.7 million as compared to $3.0 million for the first quarter of this year.

   Gross Margin. Gross margin decreased slightly to 49.9% of net sales for the three months ended December 31, 1999 as compared to 50.6% for the three months ended December 27, 1998 due to lower volume. For the six-month periods, gross margin decreased to 45.8% of net sales in fiscal 2000 as compared to 51% in fiscal 1999. The gross margin decrease for the first six months of fiscal 2000 is primarily due to under-utilization of the San Jose-based manufacturing facility, a high level of non-warranty repairs that carry a lower than average gross margin, and an increase in excess inventory reserves associated with product rationalization decisions. In addition, the Company was notified by one of its major customers during the fourth quarter of fiscal 1999 of an intermittent problem involving one of its products that is installed in the field. The Company has negotiated with its customer to share in the expense associated with correcting this problem and has completely provided for this expense during the fourth quarter of fiscal 1999 and the first two quarters of fiscal 2000. Gross margin increased to 49.9% from 41.4% in the previous sequential quarter due primarily to the completion of the Company's plan to consolidate it's San Jose operations in Huntsville, Alabama, and the absence of the high level of non-warranty repairs and excess inventory reserves mentioned above that were incurred during the first quarter of this year.

   Research and Development. Research and development expenditures for the three months ended December 31, 1999 decreased approximately 36% to $2.2 million from $3.4 million in the comparable period of the prior fiscal year and decreased as a percentage of net sales from 19.9% to 13.4%. Research and development expenditures for the six months ended December 31, 1999 decreased approximately 20% to $5.3 million from $6.7 million in the comparable period of the prior fiscal year and decreased as a percentage of net sales from 19.6% to 17.2%. The decrease in both periods in absolute dollars and as a percentage of net sales is due to the decrease in personnel, personnel-related costs, and related support costs from the completion of the Company's restructuring and consolidation in Huntsville, Alabama. The Company believes that a significant level of investment in product development is required to remain competitive and such expenses will vary over time as a percentage of net sales.

   Selling, general and administrative. Selling, general and administrative expenses for the three months ended December 31, 1999 decreased 1% to $5.5 million from $5.6 million in the comparable period of the prior fiscal year and increased slightly as a percentage of net sales from 32.5% to 34.0%. Selling, general and administrative expenses for the six months ended December 31, 1999 increased 6% to $11.1 million from $10.5 million in the comparable period of the prior fiscal year and increased as a percentage of net sales from 30.7% to 35.8%. The decrease in spending in the second quarter of fiscal 2000 from the year ago quarter reflects reduced spending in San Jose as a result of the completion of the restructuring and consolidation plan, offset by increased expenses in Huntsville that are included from the TxPort, Inc. acquisition date of November 1998. For the six-month periods, the increase in spending in fiscal 2000 over fiscal 1999 is due primarily to the acquisition of TxPort, Inc. The Company expects selling, general and administrative expense to increase in the future as a result of increased spending for marketing and support staffs needed for continued revenue growth. The Company expects such expenses will vary over time as a percentage of net sales.

   Restructuring and other non-recurring charge. The Company announced and began implementing during the first quarter of fiscal 2000, its plans to consolidate its operations into its existing operations located in Huntsville, Alabama, and to outsource its San Jose-based manufacturing activity. The Company incurred pretax charges of $6.9 million and $1.4 million for restructuring and other related non-recurring activities for the three-month periods ended October 1, 1999 and December 31, 1999, respectively. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further details of the restructuring and other non-recurring charge and the restructuring reserve activity during the current quarter.

   Interest and Other Income. Net interest and other income was approximately $222,000 for the three month period ended December 31, 1999 as compared to $409,000 in the comparable period of the prior fiscal year. Net interest and other income was approximately $393,000 for the six month period ended December 31, 1999 as compared to $968,000 in the comparable period of the prior fiscal year. The decrease in both periods from the corresponding periods in the prior year was a result of lower cash and cash equivalents, restricted cash and short-term investment balances.

   Provision for Income Taxes. Based on the estimated taxable loss for fiscal 2000, the Company did not record a tax benefit for income taxes for the three or six months ended December 31, 1999. For fiscal 1999, the Company did not record a tax benefit or provision for income taxes for the three months ended December 27, 1998. The provision for income taxes for the quarter ended September 27, 1998 reflected 35% of taxable income.

   LIQUIDITY AND CAPITAL RESOURCES

   On December 31, 1999, the Company's principal sources of liquidity included $11.4 million of cash and cash equivalents, restricted cash, and short-term investments.

   During the six-month period ended December 31, 1999, the Company used approximately $6.9 million for operating activities, compared to the $1.5 million used during the six-month period ended December 27, 1998. Net cash used in operating activities was primarily due to the loss from operations of $10.1 million incurred through the six months ended December 31, 1999, and an increase in accounts receivable as customers stretched out payments on their open accounts, offset in part by the reserve established as part of the restructuring activities and included in accrued expenses on the condensed balance sheet. Net inventories decreased by $3.4 million as a result of outsourcing the San Jose-based manufacturing. As part of the outsourcing agreement, raw material and work in process inventories were transferred to our outside subcontractor at the end of October 1999. The other receivable of $3.6 million represents the amount owed to the Company by the outside subcontractor for the transferred inventory with payments to be received over a six-month period ending in May 2000.

   Cash provided by investing activities was approximately $7.5 million for the six-month period ended December 31, 1999, as compared to approximately $800,000 used in investing activities for the six-month period ended December 27, 1998. The increase in funds provided by investing activities in fiscal 2000 is primarily a result of the maturity of short-term investments being reinvested in cash and cash equivalents. In fiscal 1999, the Company used cash of $10.0 million for the purchase of TxPort, Inc., offset by the maturity of short-term investments being reinvested in cash and cash equivalents.

   Cash provided by financing activities was approximately $359,000 for the six-month period ended December 31, 1999, as compared to approximately $535,000 for the six-month period ended December 27, 1998. The decrease in funds provided by financing activities of $176,000 is primarily due to the timing of the exercise of stock options by employees and the participation by fewer employees in the employee stock participation plan as a result of reduced headcount from the restructuring activities described in Note 2 of the Notes to the Condensed Financial Statements.

   While the Company believes that its existing cash and cash equivalents, short-term investments and anticipated cash flows from operations will satisfy the Company's near-term cash needs, the Company continues to investigate the possibility of generating financial resources through credit agreements, technology or manufacturing partnerships, equipment financing, and offerings of debt and equity securities. To the extent that the Company needs additional public or private financing, no assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to the Company or its stockholders. If additional capital is needed and adequate funds are not available to satisfy the Company's capital requirements, the Company would be required to significantly limit its operations, which would have a material adverse effect on the Company's business, financial condition and results of operation. In the event the Company raises additional equity financing, further dilution to the Company's stockholders will result.

   YEAR 2000 READINESS

   The Company has completed its evaluation of year 2000 ("Y2K") risk as it existed in the following four areas: information technology infrastructure; information systems used by the Company's suppliers; potential warranty and Y2K claims from the Company's customers; and the potential impact of reduced spending by customers or potential customers on telecommunication network solutions as a result of devoting a substantial portion of their information system spending to resolve Y2K compliance issues. As of February 10, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

   The Company believes that all its critical systems are Y2K compliant. However, there is no guarantee that the Company has discovered all matters that could lead to a possible break down. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties. The Company's contingency plans are complete in those areas where

Y2K non-compliance could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company does not have a contingency plan to address every potential Y2K non-compliance situation.

   During fiscal 1999, the Company purchased and implemented an enterprise resource planning (ERP) solution that was determined to be Y2K compliant. All software systems and tools that were identified as non-compliant were either upgraded or replaced. For the non-compliant systems, the cost to bring the systems to Y2K compliance was not material to the Company's operating results.

   Costs. The total cost to address Y2K was not material to the Company's financial condition. The Company used both internal and external resources to reprogram, or replace, and test its software for Y2K modifications. The Company did not separately track internal costs incurred in connection with it's
Y2K efforts, which principally included payroll and related costs for Information Management employees that were expensed as incurred. These costs were funded through operating cash flows.

   FACTORS AFFECTING FUTURE RESULTS

   As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

   This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the Company's consolidation of its operations and outsourcing its manufacturing operations (the "Restructuring"); the goals, intended benefits and success of the Restructuring, particularly the goal of reducing expenses; the expected decrease in selling, general and administrative expenses; and the adequacy of the Company's cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof, particularly those related to the Y2K issue, and the Company's cash needs. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 10-K.

   Restructuring Actions May Not Achieve Intended Results. The Company announced in July 1999 its plans to substantially consolidate its operations in Huntsville, Alabama in order to strengthen its business and improve its results from operations. These actions are intended to streamline the Company's operations, reduce operating costs, and enable the Company to achieve profitability at lower revenue levels. The Company's revenues, operating results, and financial condition, could be adversely affected by the Company's ability to manage effectively after the transition to Huntsville, improve new product development processes, and support its existing and future customers from the outside manufacturing subcontractor . In particular, there is a risk that the company may be unable to efficiently manage its operations due to the departure of all members of its senior management team, except Graham Pattison, President and CEO, and Steve Turner, Vice President, Huntsville Business Unit, and the inherent complexities included in managing operations in both Alabama and California. See "Dependence on Key Personnel". Moreover, the Company's outsourcing of a substantial portion of its manufacturing activities exposes it to a number of risks including reduced control over manufacturing and delivery schedules, quality control and costs. The failure by the Company to overcome these risks and achieve the intended results from its restructuring actions would have a significant adverse affect on the Company's business, financial condition, and results of operations, particularly in light of the Company's recent disappointing operating results.

   Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In September 1998, MCI and WorldCom completed their merger and now operate under the same name MCI Worldcom. Percentages of total revenue have been restated for fiscal 1999 and prior years as if the merger had been in effect for all periods presented. Similarly, in May 1999, Ericsson completed its acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business. Percentages of total revenue for Ericsson have been restated for fiscal 1999 and prior years as if the acquisition had been in effect for all periods presented. In fiscal 1999, net sales to MCI Worldcom, Nortel, and Ericsson accounted for 27%, 17%, and 5% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. In fiscal 1998, net sales to MCI Worldcom, Nortel, and Ericsson accounted for 31%, 20%, and 12% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 64% of the Company's net sales. In fiscal 1997, MCI Worldcom, Nortel and Ericsson accounted for 33%, 22%, and 9% of the Company's net sales, respectively, and the Company's top five customers accounted for 67% of the Company's net sales. Other than MCI Worldcom, Nortel, and Ericsson, no customer accounted for more than 10% of the Company's net sales in fiscal years 1999, 1998, or 1997. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on net sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in net sales to those customers. In addition, such acquisitions could have in the past and could in the future, result in further concentration of the Company's customers. The Company has in the past experienced significant declines in net sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance future merger and acquisition activity among the Company's customers will not have a similar adverse affect on the Company's net sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition, and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results".

   Dependence on Outside Contractors. The Company has entered into arrangements with a single outside contractor to outsource substantially all of the Company's San Jose-based manufacturing operations, including its procurement, assembly, and system integration operations. During 1999, products manufactured by the outside contractor located in California generated a majority of the Company's revenues. There can be no assurance that this contractor will be able to meet the Company's future requirements for manufactured products, or that the contractor will not experience quality problems in manufacturing the Company's products. The inability of the Company's contractor to provide the Company with adequate supplies of high quality products could have a material adverse effect on the Company's business, financial condition, and results of operations.

   The loss of any of the Company's outside contractors could cause a delay in the Company's ability to fulfill orders while the Company identifies a replacement contractor. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Any significant disruption in the Company's relationships with its manufacturing sources would have a material adverse effect on the Company's business, financial condition, and results of operations.

   Dependence on Key Personnel. The Company's future success will depend to a large extent on the contributions of its executive officers and key management, sales, and technical personnel. The Company is a party to agreements with certain of its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. As a result of the Company's plans to consolidate its operations in Huntsville, Alabama, the only existing executive officers who have continued employment with the Company after the transition are Graham Pattison, President and CEO, and Steve Turner, Vice President of the Huntsville Business Unit. If the Company cannot fill these vacated positions with either existing personnel from Huntsville or with new personnel, it may be unable to effectively manage its operations and its business, financial condition, and results of operations will suffer. The loss of the services of one or more of the Company's remaining executive officers or key personnel, or the inability to continue to attract qualified personnel would delay product development cycles or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations.

   Management of Growth. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel may be limited and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of executive management, product marketing and engineering personnel and has experienced some delays in filling such positions. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Key Personnel".

   Dependence on Component Availability and Key Suppliers. Under the outsourcing plan, the Company generally relies upon a contract manufacturer to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. Currently, the Company and third party sub-contractors depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and third party sub-contractors requirements for any such components. The Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations.

   Purchase orders from the Company's customers frequently require delivery quickly after placement of the order. As the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms, and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices, or termination of contracts. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Fluctuations in Quarterly Operating Results".

   Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to MCI Worldcom, Nortel, and Ericsson have varied between quarters by as much as $4.0 million and orders delayed by these customers had a significant negative impact on the Company's third and fourth quarter results in fiscal 1999. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

   The Company's backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve its sales objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company's agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. The Company's customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company's operating results and could have an adverse effect on the Company's business, financial condition, and results of operations in the periods in which the inventory is reduced.

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

   Operating results may also fluctuate due to factors such as the ability of the Company to achieve the intended benefits of the Restructuring, particularly the ability to reduce expenses while maintaining effective operations, the timing of new product announcements and introductions by the Company, its major customers or its competitors; delays in new product introductions by the Company; market acceptance of new or enhanced versions of the Company's products; changes in the product or customer mix of sales; changes in the level of operating expenses; competitive pricing pressures; the gain or loss of significant customers; increased research and development and sales and marketing expenses associated with new product introductions; and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

   The Company's products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition, and results of operations. In particular, during the fourth quarter of fiscal 1999, the Company was notified by one of its major customers of an intermittent problem involving one of its products that is installed in the field. The Company believes it has identified a firmware fix for this problem and is in the process of retrofitting the affected equipment. The Company has negotiated an agreement with the customer where by it will share in the expense associated with this upgrade.

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

   Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's Access System 2000 and the Access System 3000 product lines. The Access System 2000 product line represented approximately 67% of net sales in fiscal 1999, 86% of net sales in fiscal 1998 and 80% of net sales in fiscal 1997. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

   Risks Associated with the Acquisition of TxPort. In addition to risks described below under "Risks Associated With Potential Acquisitions", the Company faces significant risks associated with its acquisition of TxPort and related Restructuring. There can be no assurance that the Company will realize the desired benefits of this acquisition or Restructuring. In order to successfully integrate TxPort, the Company must, among other things, continue to attract and retain key personnel, integrate the acquired products and technology from engineering, sales and marketing perspectives, and consolidate functions and facilities. Difficulties encountered in the integration may have a material adverse effect on the Company's business, financial condition, and results of operations.

   The Company applied the purchase method of accounting in connection with its acquisition of TxPort, resulting in a charge to be taken in each of the next three to ten years for the amortization of intangible assets.

   Risks Associated with Year 2000. There can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that may result in material costs or liabilities to the Company. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Y2K date functions that may result in material costs to the Company. Moreover, the Company's products directly and indirectly interact with a large number of other hardware and software systems that could contain defects associated with the Y2K date. The Company is unable to predict to what extent its business may be affected if its software or the systems that operate in conjunction with its products experience a material Y2K related failure. Any Y2K defect in the Company's products or the software and hardware systems with which the Company's products operate could expose the Company to litigation that could have a material adverse impact on the Company. The risks of such litigation may be particularly acute due to the mission-critical applications for which the Company's products are used. Some commentators have stated that a significant amount of litigation will arise out of Y2K compliance issues, and the Company is aware of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

   The Company could also experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. For example, the Company could experience (i) a corruption of data contained in the Company's internal information systems, or (ii) a failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Any such events could have a material adverse impact on the Company. In addition, the Company could experience serious unanticipated negative consequences caused by the failure of services or products provided by third parties that are critical to the continued day-to-day operations of the Company, such as electrical power, telecommunications services, and shipping services (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), which consequences could have a material adverse effect on the Company's business operations.

   Enterprise Resource Planning (ERP). The Company went live in March 1999 with an upgrade to its enterprise-wide database and information management systems, based principally on software from Oracle. This change in systems and processes was substantial, and involved significant outside contract resources to implement. Due to the relative immaturity of this system implementation and the move to Huntsville, Alabama, problems with the system, due to software or configuration problems, could cause delays in order processing, shipments of products, and in the accumulation and analysis of financial data. There can be no assurance that these problems, if they occur, will not have an adverse effect on the Company's business, financial condition, and results from operations.

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

   The Company believes that the market for basic network termination products is mature and that the principal competitive factors in this market are price, installed base, and quality of customer support. In this market, the Company primarily competes with Adtran, Digital Link, Kentrox, Paradyne, and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco Systems and Nortel Networks, into other equipment such as routers and switches. These include direct wide area network (WAN) interfaces in certain products, eroding the addressable market for separate network termination products.

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

   Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as Digital Subscriber Lines (DSL), Integrated Services Digital Networks (ISDN), Frame Relay, Asynchronous Transfer Mode (ATM), and Internet Protocols (IP). Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions, and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products, and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and Products under Development".

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

   Risks Associated With Potential Acquisitions. An important element of the Company's strategy is to review acquisition prospects that would compliment its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. The Company's management has limited prior experience in assimilating acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company's products. The Company may receive communications from third parties asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition, and results of operations would be materially adversely affected.

   Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System technology. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that a court having jurisdiction over a dispute involving such patents would hold the Company's patents valid and enforceable. The Company has also entered into confidentiality and invention assignment agreements with its employees and independent contractors, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company's technology and products more likely.

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

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 1999, the Company's investment portfolio consisted of fixed income securities of $4.1 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on November 16, 1999 (the "Annual Meeting"). The voting of holders of record of 14,000,326 shares of the Company's Common Stock outstanding at the close of business on October 1, 1999 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934.

(b) The following individuals were elected as Class III Directors of the Company at the Annual Meeting:

                 CLASS III DIRECTOR        VOTES FOR      VOTES WITHHOLDING AUTHORITY

                 Leigh S. Belden           10,136,825     123,319
                 Steven C. Taylor          10,095,533     164,611

        The following Directors' terms of office as Director continued after the meeting: John Major, Graham G. Pattison, John A. McGuire, and Howard Oringer.

(c) The amendment to the Company's Amended and Restated 1993 Stock Option Plan to limit the maximum number of options that may be awarded to an employee in any one fiscal year of the Company in order to ensure compliance with the requirements of Section 162 (m) of the Internal Revenue Code of 1986, as amended, was ratified. The stockholders' vote was 9,877,914 shares FOR; 198,227 shares AGAINST; and 28,963 shares ABSTAINED from voting.

(d) The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for fiscal year 2000 was ratified. The stockholders' vote on such appointment was 10,214,165 shares FOR; 34,005 shares AGAINST; and 11,974 shares ABSTAINED from voting.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:

        Exhibit Number          Description of Exhibit
        --------------          ----------------------

        10.44                   Employment Agreement between Registrant and Michael L. Reiff dated
                                October 25, 1999.

        10.45                   Termination of Lease agreement dated January 3, 2000 between the
                                Registrant and Baytech Associates

        27.1                    Financial Data Schedule



(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VERILINK CORPORATION


February 11, 2000          By: /s/ C. W. Smith
                              -------------------------------------------------
                              C. W. Smith,
                              Vice President and Corporate Controller and
                              Acting Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)