Form 10-Q
period 2000-03-31
VERILINK CORP
filed 2000-05-12
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

The number of shares outstanding of the issuer's common stock as of April 28, 2000 was 14,667,270.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q


PART I.   FINANCIAL INFORMATION                                            PAGE NO.
-------   ---------------------                                            --------
Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Statements of Operations for the             3
          nine months ended March 31, 2000 and March 28, 1999

          Condensed Consolidated Balance Sheets as of                         4
          March 31, 2000 and June 27, 1999

          Condensed Consolidated Statements of Cash Flows for the             5
          nine months ended March 31, 2000 and March 28, 1999

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of                             8
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         19

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                                   19


SIGNATURES                                                                   19
----------


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended          Nine Months Ended
                                                       -----------------------      -----------------------
                                                       March 31,     March 28,      March 31,     March 28,
                                                         2000          1999           2000          1999
                                                       --------      ---------      ---------     ---------
Net sales                                               $17,822      $ 12,003       $ 48,857       $ 46,187
Cost of sales                                             8,569         7,392         25,380         24,153
                                                        -------      --------       --------       --------
     Gross profit                                         9,253         4,611         23,477         22,034
                                                        -------      --------       --------       --------

Operating expenses:
     Research and development                             1,743         3,964          7,078         10,654
     Selling, general and administrative                  5,913         6,372         17,009         16,860
     Restructuring and other non-recurring charges           --         3,200          8,300          3,200
     In-process research and development                     --            --             --          3,330
                                                        -------      --------       --------       --------
         Total operating expenses                         7,656        13,536         32,387         34,044
                                                        -------      --------       --------       --------

Income (loss) from operations                             1,597        (8,925)        (8,910)       (12,010)
Interest and other income, net                              203           275            596          1,242
                                                        -------      --------       --------       --------

Income (loss) before provision for income taxes           1,800        (8,650)        (8,314)       (10,768)
Provision for income taxes                                   --            --             --            389
                                                        -------      --------       --------       --------

Net income (loss)                                       $ 1,800      $ (8,650)      $ (8,314)      $(11,157)
                                                        =======      ========       ========       ========

Net income (loss) per share - Basic                     $  0.13      $  (0.62)      $  (0.59)      $  (0.80)
                                                        =======      ========       ========       ========

Net income (loss) per share - Diluted                   $  0.11      $  (0.62)      $  (0.59)      $  (0.80)
                                                        =======      ========       ========       ========

Shares used in per share computations - Basic            14,348        14,020         14,125         13,952
                                                        =======      ========       ========       ========

Shares used in per share computations - Diluted          15,944        14,020         14,125         13,952
                                                        =======      ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                          March 31,
                                                            2000           June 27,
                                                         (Unaudited)         1999
                                                         -----------       --------
                                 ASSETS

Current assets:
   Cash and cash equivalents                                $ 9,237        $ 6,365
   Restricted cash                                               --            515
   Short-term investments                                     5,718         11,596
   Accounts receivable, net of allowance for
     doubtful accounts of $207 and $205, respectively        11,897          9,161
   Notes receivable                                           1,425          3,561
   Other receivable                                           2,135             --
   Inventories                                                4,807          6,864
   Other current assets                                       1,441          2,040
                                                            -------        -------
       Total current assets                                  36,660         40,102

Property and equipment, less accumulated depreciation
   of $11,331 and $11,810, respectively                       4,303          7,706
Notes receivable, long term                                   2,343             --
Goodwill and other intangibles, less accumulated
   amortization of $1,415 and $623, respectively              4,920          5,337
Other assets                                                    661          1,136
                                                            -------        -------

       Total assets                                         $48,887        $54,281
                                                            =======        =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $ 3,280        $ 2,818
   Accrued liabilities                                       10,556         11,324
                                                            -------        -------
       Total liabilities                                     13,836         14,142
                                                            -------        -------

Stockholders' equity:
   Common stock, $0.01 par value; 40,000,000 shares
     authorized; 14,666,520 and 14,113,398 shares issued        151            141
   Other stockholders' equity                                34,900         39,998
                                                            -------        -------
       Total stockholders' equity                            35,051         40,139
                                                            -------        -------

       Total liabilities and stockholders' equity           $48,887        $54,281
                                                            =======        =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)



                                                                        Nine Months Ended
                                                                   --------------------------
                                                                    March 31,       March 28,
                                                                      2000            1999
                                                                    ---------       ---------
Cash flows from operating activities:
  Net loss                                                          $(8,314)        $(11,157)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                   2,983            2,270
      In-process research and development                                --            3,330
      Deferred compensation related to stock options                     91              122
      Net book value of assets charged against
        restructuring reserve                                         1,461               --
      Accrued interest on notes receivable from stockholders            (43)             (11)
      Non-cash restructuring related costs                               --              264
      Changes in assets and liabilities net of effects of
        acquisition of TxPort, Inc.:
           Accounts receivable                                       (2,736)           2,622
           Other receivable                                          (2,135)              --
           Inventories                                                2,057             (232)
           Other assets                                                 867           (1,780)
           Accounts payable                                             462             (785)
           Accrued expenses                                            (768)           2,162
           Income tax payable                                            --             (120)
                                                                    -------         --------
               Net cash used in operating activities                 (6,075)          (3,315)
                                                                    -------         --------

Cash flows from investing activities:
  Purchases of property and equipment                                  (249)          (2,274)
  Sale of short-term investments                                      5,878           19,794
  Acquisition of TxPort, Inc.                                          (375)         (10,000)
                                                                    -------         --------
               Net cash provided by investing activities              5,254            7,520
                                                                    -------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                        3,093              801
   Repurchase of common stock                                           (78)            (322)
   Proceeds from repayment of notes receivable from
     stockholders                                                       167               --
                                                                    -------         --------
               Net cash provided by financing activities              3,182              479
                                                                    -------         --------

Effect of exchange rate changes on cash                                  (4)              --
                                                                    -------         --------

Net increase in cash and cash equivalents                             2,357            4,684

Cash and cash equivalents and restricted cash at
  beginning of period                                                 6,880           16,304
                                                                    -------         --------

Cash and cash equivalents and restricted cash at
  end of period                                                     $ 9,237         $ 20,988
                                                                    =======         ========

Supplemental disclosures:
  Refund from income taxes                                          $   500         $    495
                                                                    =======         ========


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

NOTE 2. Restructuring Charge

    During the third quarter of fiscal 1999, the Company announced and began implementing its plans to streamline operations and eliminate redundant functions by consolidating manufacturing, combining sales and marketing functions, and restructuring research and development activities. The action resulted in a pretax restructuring charge of $3.2 million. The following table represents the restructuring activity from June 27, 1999 to March 31, 2000 (in thousands):



                                                 Restructuring Reserve
                                        -------------------------------------
                                         Reduction in
                                           Workforce   Other costs    Total
                                           ---------   -----------    -----
    Balance, June 27, 1999                 $    345     $     2      $    347
      Payment of non-salary benefits (a)       (150)         --          (150)
      Reserve on employee loan (b)               --          (2)           (2)
                                           --------     -------      --------
    Balance, March 31, 2000                $    195     $    --      $    195
                                           ========     =======      ========
      (a) cash; (b) non-cash

    During the first quarter of fiscal 2000, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama and outsource its San Jose-based manufacturing operations. The Company recorded charges of $6.9 million and $1.4 million in the first and second quarters of fiscal 2000, respectively, in connection with these restructuring activities that include: 1) severance and other termination benefits for the approximately 135 San Jose-based employees who were involuntarily terminated, 2) the termination of certain facility leases, 3) the write-down of certain impaired assets and 4) the pro-rata portion of the non-recurring retention bonuses offered to involuntarily terminated employees to support the transition from California to Alabama. The table below represents all activity from June 27, 1999 to March 31, 2000 (in thousands):


                                                                      Restructuring Reserve
                                           -------------------------------------------------------------------------
                                                            Lease         Write-down
                                           Severance     Terminations     of Impaired      Retention
                                              (a)            (a)           Assets (b)      Bonuses (a)      Totals
                                            --------      -----------      ----------      -----------    ---------
    Balance, June 27, 1999                  $    --         $    --         $    --         $    --         $    --
      Reserves provided                       2,262           1,442           1,696           2,900           8,300
      Amounts charged to reserve             (2,014)         (1,442)         (1,567)         (2,704)         (7,727)
      Cash received on disposals (a)             --              --              72              --              72
                                            -------         -------         -------         -------         -------
    Balance, March 31, 2000                 $   248         $    --         $   201         $   196         $   645
                                            =======         =======         =======         =======         =======
      (a) cash; (b) non-cash

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

NOTE 3. Inventories

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):



                                           March 31,      June 27,
                                             2000           1999
                                         -----------    -----------
         Raw materials                   $      343     $    3,453
         Work in process                        114          1,309
         Finished goods                       4,350          2,102
                                        -----------     ----------
                                         $    4,807     $    6,864
                                        ===========     ==========


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


                                                               (in thousands, except per share amounts)
                                               -------------------------------------------------------------------
                                                     Three Months Ended                   Nine Months Ended
                                               -------------------------------     -------------------------------
                                               Mar. 31, 2000    Mar. 28, 1999      Mar. 31, 2000     Mar. 28, 1999
                                               -------------    -------------      -------------     -------------
     Net income (loss) [numerator]                $ 1,800        $   (8,650)        $   (8,314)        $(11,157)
                                                  =======        ==========         ==========         ========

     Shares calculation  [denominator]:
     Weighted shares outstanding - Basic           14,348            14,020             14,125           13,952
     Effect of dilutive securities:
     Potential common stock relating to
        stock options (a)                           1,596                --                 --               --
                                                  -------        ----------         ----------         --------
     Weighted shares outstanding - Diluted         15,944            14,020             14,125           13,952
                                                  =======        ==========         ==========         ========

     Net loss per share - Basic                   $  0.13        $    (0.62)        $    (0.59)        $  (0.80)
                                                  =======        ==========         ==========         ========

     Net loss per share - Diluted                 $  0.11        $    (0.62)        $    (0.59)        $  (0.80)
                                                  =======        ==========         ==========         ========


    (a) Options to purchase 3,218,598 shares of common stock at prices ranging from $0.50 to $11.94 per share were outstanding at March 31, 2000 and were included in the computation of diluted net income per share for the quarter ended March 31, 2000. These options were not included in the computation of diluted net loss per share for the nine months ended March 31, 2000 because inclusion of such options would have been antidilutive.

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

    RESULTS OF OPERATIONS

    During the second quarter of fiscal 1999, the Company acquired TxPort, Inc. ("TxPort"), a manufacturer of high speed voice and data communications products, based in Huntsville, Alabama for $10,375,000 in cash, paid out of the Company's working capital. Accordingly, the results of operations of TxPort commencing from November 16, 1998, the date of acquisition, are consolidated in the Company's operating results for fiscal 1999 and fiscal 2000.

    The following table presents the percentages of net sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.


                                                          Three Months Ended           Nine Months Ended
                                                       -----------------------     -------------------------
                                                       March 31,     March 28,      March 31,      March 28,
                                                         2000          1999           2000           1999
                                                       ---------     ---------      ---------      ---------
Sales                                                    100.0%        100.0%         100.0 %        100.0 %
Cost of sales                                             48.1          61.6           51.9           52.3
                                                       -------        ------         ------         ------
     Gross margin                                         51.9          38.4           48.1           47.7
                                                       -------        ------         ------         ------

Operating expenses:
     Research and development                              9.8          33.0           14.5           23.1
     Selling, general and administrative                  33.1          53.1           34.8           36.5
     Restructuring and other non-recurring charges        --            26.7           17.0            6.9
     In-process research and development                  --            --             --              7.2
                                                       -------        ------         ------         ------
         Total operating expenses                         42.9         112.8           66.3           73.7
                                                        ------        ------         ------         ------
Income (loss) from operations                              9.0         (74.4)         (18.2)         (26.0)
Interest and other income, net                             1.1           2.3            1.2            2.7
                                                       -------        ------         ------         ------
Income (loss) before provision for income taxes           10.1         (72.1)         (17.0)         (23.3)
Provision for income taxes                                --            --             --              0.8
                                                       -------        ------         ------         ------
Net income (loss)                                         10.1%        (72.1)%        (17.0)%        (24.1)%
                                                       =======        ======         ======         ======


    Sales. Net sales for the third quarter of fiscal 2000 increased approximately 48% to $17.8 million from $12.0 million in the third quarter of fiscal 1999. This increase is a result of higher demand by the Company's wireless customers, and to a lesser extent, other major customers. Sales to the top five customers in the third quarter of fiscal 2000 accounted for 65% of net sales compared to 33% in the third quarter of fiscal 1999.

    Net sales for the first nine months of fiscal 2000 increased 6% to $48.9 million from $46.2 million during the first nine months of fiscal 1999. This increase is primarily due to higher demand by the Company's wireless customers and an increase in enterprise access products sales as a result of the acquisition of TxPort in November 1998, offset by a decrease in sales of carrier and carrier access products to non-major customers. Sales to the Company's top five customers in the first nine months of fiscal 2000 accounted for 62% of net sales compared to 60% in the first nine months of fiscal 1999.

    Gross Margin. Gross margin increased to 51.9% of net sales for the third quarter of fiscal 2000 as compared to 38.4% for the third quarter of fiscal 1999. This increase is attributable in part to completion of the Company's restructuring plan to consolidate its San Jose based operations in Huntsville during the second quarter of fiscal 2000. However, the most significant reason for this increase was the low margins in the third quarter of fiscal 1999 that was impacted by the low sales volume, factory under-utilization, and channel and product mix. The third quarter of fiscal 2000 is the first full quarter to benefit from the restructuring and consolidation plan that reduced overall fixed costs.

    On a year-to-date basis, the gross margins remained relatively constant at approximately 48.1% and 47.7% for the first nine months of fiscal 2000 and fiscal 1999, respectively. However, the gross margins were impacted during certain quarters during the first nine months of fiscal 2000 and fiscal 1999, by under-utilization of the San Jose manufacturing facility (Q3 FY 1999 & Q1 FY
2000), a high level of non-warranty repairs that carried a lower than average gross margin (Q1 FY 2000), additional warranty reserves associated with the agreement the Company reached with a customer to share in the expense associated with correcting an intermittent problem involving one of its products that was installed in the field (Q1 FY 2000 & Q2 FY 2000), and the benefits of the restructuring and consolidation plan (Q3 FY 2000).

    Research and Development. For the third quarter of fiscal 2000, research and development expenditures decreased approximately 56% to $1.7 million from $4.0 million in the third quarter of fiscal 1999 and decreased as a percentage of net sales from 33.0% to 9.8%. Research and development expenditures for the first nine months of fiscal 2000 decreased approximately 34% to $7.1 million from $10.7 million in the comparable period of the prior fiscal year and decreased as a percentage of net sales from 23.1% to 14.5%. The decrease in both periods in absolute dollars and as a percentage of net sales is due to the decrease in personnel, personnel-related costs, and related support costs from the completion of the Company's restructuring and consolidation in Huntsville, Alabama. The Company continues to add resources in Huntsville to increase research and development activities, and believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales.

    Selling, general and administrative. Selling, general and administrative expenses for the third quarter of fiscal 2000 decreased 7% to $5.9 million from $6.4 million in the third quarter of fiscal 1999 and decreased as a percentage of net sales from 53.1% to 33.1%. The decrease in spending in the third quarter of fiscal 2000 from the year ago quarter reflects reduced spending as a result of the completion of the restructuring and consolidation plan.

    Selling, general and administrative expenses for the first nine months of fiscal 2000 increased about 1% to $17 million from $16.9 million in the first nine months of fiscal 1999 and decreased as a percentage of net sales from 36.5% to 34.8%. The increase in spending in fiscal 2000 over fiscal 1999 is due primarily to the inclusion of TxPort from its acquisition date of November 1998, offset by reduced spending as a result of the restructuring and consolidation plan. The Company expects selling, general and administrative expense to increase in the future as a result of increased spending for marketing and support staffs needed for continued revenue growth. The Company expects such expenses will vary over time as a percentage of net sales.

    Restructuring and other non-recurring charges. In the third quarter of fiscal 1999, the Company announced and began implementing a plan to streamline operations and eliminate redundant functions involving manufacturing, selling, marketing, and research and development activities that resulted in a pre-tax restructuring charge of $3.2 million.

    During the first quarter of fiscal 2000, the Company announced and began implementing its plans to consolidate its operations into existing operations located in Huntsville, Alabama and to outsource its San Jose-based manufacturing activity. The Company incurred pretax charges totaling $8.3 million for restructuring and other related non-recurring activities during the first two quarters of fiscal 2000. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further details of the restructuring and other non-recurring charges and the restructuring reserve activity during the current year.

    In-process research and development. During the first nine months of fiscal 1999, the Company acquired TxPort. As a result of this acquisition, the Company incurred a one-time charge of $3.3 million related to in-process research and development for which technological feasibility was not achieved at the time of the acquisition.

    Interest and Other Income. Net interest and other income was $203,000 for the third quarter of fiscal 2000 as compared to $275,000 in the third quarter of fiscal 1999. Net interest and other income was $596,000 for the first nine months of fiscal 2000 as compared to $1,242,000 in the first nine months of fiscal 1999. The decrease in both periods from the corresponding periods in the prior year was a result of lower cash and cash equivalents, restricted cash and short-term investment balances.

    Provision for Income Taxes. Based on the estimated taxable loss for fiscal 2000, the Company did not record a tax benefit for income taxes for the third quarter or the first nine months. For fiscal 1999, the Company did not record a tax benefit or provision for income taxes for the second or third quarter. The provision for income taxes for the first quarter of fiscal 1999 reflected 35% of taxable income.

    LIQUIDITY AND CAPITAL RESOURCES

    On March 31, 2000, the Company's principal sources of liquidity included $15.0 million of cash and cash equivalents and short-term investments.

    During the first nine months of fiscal 2000, the Company used approximately $6.1 million for operating activities, compared to the $3.3 million used during the first nine months of fiscal 1999. Net cash used in operating activities was primarily due to the loss from operations of $8.3 million incurred through the first nine months of fiscal 2000, and an increase in accounts receivable from higher sales volumes, offset in part by the non-cash depreciation and amortization and the net book value of assets charged against the restructuring reserve. Net inventories decreased by $2.1 million as a result of outsourcing the San Jose-based manufacturing. As part of the outsourcing agreement, raw material and work in process inventories were transferred to our outside subcontractor at the end of October 1999. The other receivable of $2.1 million represents the remaining amount owed to the Company by the outside subcontractor for the transferred inventory with payments to be received over the six-month period ending in May 2000.

    Cash provided by investing activities was approximately $5.3 million for the first nine months of fiscal 2000, compared to approximately $7.5 million used in investing activities for the first nine months of fiscal 1999. The increase in funds provided by investing activities in fiscal 2000 is primarily a result of the maturity of short-term investments being reinvested in cash and cash equivalents. In fiscal 1999, the Company used cash of $10.0 million for the purchase of TxPort, offset by the maturity of short-term investments being reinvested in cash and cash equivalents.

    Cash provided by financing activities was approximately $3.2 million for the first nine months of fiscal 2000, compared to approximately $479,000 for the first nine months of fiscal 1999. The increase in funds provided by financing activities of $2.7 million is primarily due to the exercise of stock options by employees.

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

    YEAR 2000 READINESS

    The Company has completed its evaluation of year 2000 ("Y2K") risk as it existed in the following four areas: information technology infrastructure; information systems used by the Company's suppliers; potential warranty and Y2K claims from the Company's customers; and the potential impact of reduced spending by customers or potential customers on telecommunication network solutions as a result of devoting a substantial portion of their information system spending to resolve Y2K compliance issues. As of May 10, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

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

    Costs. The total cost to address Y2K was not material to the Company's financial condition. The Company used both internal and external resources to reprogram or replace and test its software for Y2K modifications. The Company did not separately track internal costs incurred in connection with its Y2K efforts, which principally included payroll and related costs for Information Management employees that were expensed as incurred. These costs were funded through operating cash flows.

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

    Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In September 1998, MCI and WorldCom completed their merger and now operate under the same name MCI Worldcom. Percentages of total revenue have been restated for fiscal 1999 and prior years as if the merger had been in effect for all periods presented. Similarly, in May 1999, Ericsson completed its acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business. Percentages of total revenue for Ericsson have been restated for fiscal 1999 and prior years as if the acquisition had been in effect for all periods presented. In fiscal 1999, net sales to MCI Worldcom, Nortel, and Ericsson accounted for 27%, 17%, and 5% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. In fiscal 1998, net sales to MCI Worldcom, Nortel, and Ericsson accounted for 31%, 20%, and 12% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 64% of the Company's net sales. In fiscal 1997, MCI Worldcom, Nortel and Ericsson accounted for 33%, 22%, and 9% of the Company's net sales, respectively, and the Company's top five customers accounted for 67% of the Company's net sales. Other than MCI Worldcom, Nortel, and Ericsson, no customer accounted for more than 10% of the Company's net sales in fiscal years 1999, 1998, or 1997. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on net sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in net sales to those customers. In addition, such acquisitions could have in the past and could in the future, result in further concentration of the Company's customers. The Company has in the past experienced significant declines in net sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance that future merger and acquisition activity among the Company's customers will not have a similar adverse affect on the Company's net sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition, and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results".

    Dependence on Outside Contractors. The Company entered into arrangements with a single outside contractor to outsource substantially all of the Company's San Jose-based manufacturing operations, including its procurement, assembly, and system integration operations. During fiscal 1999, products manufactured by the outside contractor located in California generated a majority of the Company's revenues. There can be no assurance that this contractor will be able to meet the Company's future requirements for manufactured products, or that the contractor will not experience quality problems in manufacturing the Company's products. The inability of the Company's contractor to provide the Company with adequate supplies of high quality products could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    Management of Growth. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel may be limited and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of product marketing and engineering personnel and has experienced some delays in filling such positions. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Key Personnel".

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

    Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations as well as by other vendors of components used in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. The Company believes that sales in prior periods have been adversely impacted by merger activities by some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Component Availability and Key Suppliers".

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

    Operating results may also fluctuate due to factors such as the ability of the Company to achieve the intended benefits of the restructuring and consolidation plan, particularly:

      - the ability to reduce expenses while maintaining effective operations, the timing of new product announcements and introductions by the Company, its major customers or its competitors;
      -     delays in new product introductions by the Company;
      - market acceptance of new or enhanced versions of the Company's products;
      -     changes in the product or customer mix of sales;
      -     changes in the level of operating expenses;
      -     competitive pricing pressures;
      -     the gain or loss of significant customers;
      - increased research and development and sales and marketing expenses associated with new product introductions; and
      -     general economic conditions.

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

    The Company's products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition, and results of operations. In particular, during the fourth quarter of fiscal 1999, the Company was notified by one of its major customers of an intermittent problem involving one of its products that is installed in the field. The Company believes it has identified a firmware fix for this problem and is in the process of retrofitting the affected equipment. The Company has negotiated an agreement with the customer whereby it will share in the expense associated with this upgrade.

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

    Dependence on Recently Introduced Products and Products Under Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's Access System 2000 product line, and the WANsuite(TM) family of integrated access devices introduced during the third quarter of fiscal 2000. The Access System 2000 product line represented approximately 67% of net sales in fiscal 1999, 86% of net sales in fiscal 1998 and 80% of net sales in fiscal 1997. Sales of WANsuite(TM) products will begin during the last quarter of fiscal 2000. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

    Enterprise Resource Planning (ERP). The Company went live in March 1999 with an upgrade to its enterprise-wide database and information management systems, based principally on software from Oracle. The Company is now engaged in converting the system used by the former TxPort operations to the new Oracle enterprise-wide database and information management system. The Company anticipates the project completion date to be in the first quarter of fiscal 2001. However, there can be no assurance that the Company will not experience significant disruption as a result of unexpected delays in the implementation process, or that the Company will complete the project within the planned time frame or budget. Due to the relative immaturity of the initial system implementation at the time of the move to Huntsville, Alabama, problems with the system due to software or configuration problems could cause delays in order processing, shipments of products, and in the accumulation and analysis of financial data. There can be no assurance that these problems, if they occur, will not have an adverse effect on the Company's business, financial condition, and results from operations.

    Competition. The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Company's Access System and WANsuite(TM) product lines is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current Access System 2000 products has been from Digital Link Corporation, Kentrox, a division of ADC Telecommunications and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company expects substantial competition from companies in the computer networking market and other related markets such as Newbridge Networks Corporation, Telco Systems, Inc., a division of World Access, Inc., Visual Networks Inc., and Adtran, Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company believes that the market for basic network termination products is mature and that the principal competitive factors in this market are price, installed base, and quality of customer support. In this market, the Company primarily competes with Adtran, Digital Link, Kentrox, Paradyne, and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality at a lower price than the Company's products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco Systems and Nortel Networks, into other equipment such as routers and switches. These include direct wide area network
(WAN) interfaces in certain products, thereby eroding the addressable market for separate network termination products.

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

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2000, the Company's investment portfolio consisted of fixed income securities of $5.7 million. These securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits Index:


        Exhibit Number         Description of Exhibit
        --------------         ----------------------
        10.46                  Employment Agreement between Registrant and Todd
                               Westbrook dated February 1, 2000

        10.47                  Employment Agreement between Registrant and
                               Edward A. Etzel dated March 27, 2000

        27.1                   Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 VERILINK CORPORATION

May 11, 2000                         By:   /s/ C. W. Smith
                                        ----------------------------------------
                                        C. W. Smith,
                                        Vice President and Corporate Controller
                                        and Acting Chief Financial Officer (Duly
                                        Authorized Officer and Principal
                                        Financial Officer)