Form 10-K
period 2000-06-30
VERILINK CORP
filed 2000-09-15
CIK 774937

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-K
                               -------------------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                 127 JETPLEX CIRCLE, MADISON, ALABAMA 35758-8989
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (256) 772-3770
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on September 11, 2000, as reported by the Nasdaq National Market was $59,014,656. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

    As of September 11, 2000, the registrant had outstanding 14,716,791 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held November 15, 2000 (the "Proxy Statement"), (Part III).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Verilink Corporation (the "Company") develops, manufactures, and markets integrated access products and customer premises equipment ("CPE") for use by telecommunication network service providers and corporate end users. The Company's products enable network service providers to connect their enterprise customers over broadband access services such as T1, Digital Subscriber Line ("DSL"), and Fiber. The Company's customers include equipment integrators, service providers including wireline and wireless carriers, competitive local exchange carriers (CLECs), Internet service providers (ISPs), and large enterprise customers including local, state, and federal government agencies. The Company was founded in 1982 and is a Delaware corporation.

CONSOLIDATION OF OPERATIONS

    In July 1999 the Company announced its plans to substantially consolidate its operations into its existing operations located outside Huntsville, Alabama. The goal of this plan was to reduce expenses and enable the Company to achieve profitability at lower revenue levels. The Company entered into an agreement in September 1999 to outsource its San Jose based manufacturing operations to a third party electronics manufacturing services provider. By December 1999, the administrative and manufacturing facilities occupied by the Company in San Jose were closed and the associated leases were terminated effective as of January 1, 2000. With the exception of the President, Graham Pattison, none of the employees located in San Jose elected to transfer to Alabama. Therefore, the Company recruited the necessary engineering, marketing, and administrative personnel in Huntsville, which included the recruitment of several key management executives. The consolidation of operations was successfully completed ahead of schedule and within the cost targets established through the restructuring reserves charged to results of operations during the first two quarters of the fiscal year.

INDUSTRY BACKGROUND

The Link - The Last Mile Solution

    In today's information economy, new classes of telecommunication service providers are rapidly developing to take advantage of new broadband technologies that provide high-speed access to significantly increased bandwidth in the core backbone network. Business communication traffic from enterprise customers continues to increase as data-centric applications provide new revenue opportunities for NSPs and improved productivity for the enterprise. Business-to-Business connectivity, E-commerce, packet-voice, and the critical need to access information are key drivers of the growth in enterprise communication traffic.

    Higher-speed access will be critical in order to harness the power of communications in the future. New technologies such as higher speed ethernet are expected to add increased speed and throughput to local area enterprise networks, and fiber technologies such as Dense Wavelength Division Multiplexer
(DWDM) are expected to tremendously increase the supply of bandwidth for public and private telecommunication networks. However, LINKING service providers to their enterprise customers with higher bandwidth demands creates a market need for improved `last mile' access solutions that offer high-speed voice and data integration with improved reliability and overall quality of service.

The Goal - High Speed Broadband Access with improved Quality of Service

    A fundamental shift from a hierarchical network topology to a shared-resource, packet-based, infrastructure requires a focus on application monitoring and control to increase network visibility for next generation access networks. The evolution from a telecommunication infrastructure designed for hierarchical circuit switched voice to one centered on efficiently delivering an increasing amount of packet switched data has resulted in a different approach for data communications. More bandwidth and better quality of service are the key requirements from network managers who are responsible for mission critical business applications. As a result of this shift to shared-resource networks, problems including latency (delay), data collisions (network congestion), and lost packets have been introduced by the evolution from voice to data and packet switching over the public infrastructure. In order for enterprise customers to take advantage of the efficiencies and lower costs offered by packet-based networks, they need assurance that the quality of service will allow them to move mission critical applications from dedicated to shared-resource networks. To accomplish this, service providers must offer guaranteed service level agreements to their enterprise customers for availability and latency that parallel the dedicated networks of the past. This requirement results in the need for improved network visibility (the ability to monitor network performance and traffic patterns), independent of network transport - T1, DSL or fiber, at the edge of the network regardless if it is located at the customer premise or the service provider's point of presence (POP).

The Verilink Solution - A Software Approach to Next Generation Access and
Control

    Verilink combines expertise in broadband access technologies with web-based application-level monitoring and control software to provide a cost effective, scalable and highly functional integrated voice and data solution. In the past, access devices were used to terminate circuits and did not have the processing power needed to obtain higher-level statistics and provide the necessary service level monitoring. By using industry standard microprocessors and programmable gate arrays, features and functionality that were normally implemented in hardware can be converted to software to provide more flexible end-to-end solutions. Verilink's software-based approach results in next generation access devices that add increasing levels of intelligence for monitoring and control, greatly improving network visibility for service providers and their enterprise customers.

THE MARKET OPPORTUNITY

Broadband communications continue to grow to meet increasing bandwidth needs...

    At the end of calendar 1999, over four million high-speed copper lines provided last mile solutions for businesses. By 2003, approximately 16 million broadband lines are expected to be in service according to estimates from Dataquest market research. DSL services for business, a key driver of growth in broadband access, account for only a small percentage of the current market, but are expected to experience rapid growth in the future. In addition to copper based delivery, fiber-to-the-business (FTTB) is also expected to provide enhanced service options that greatly increase bandwidth at economical price points to the customer premise. Currently, 80% of all businesses are within one mile of a fiber access point. Based on this significant market opportunity for broadband business-to-business connectivity, Verilink expects that future growth in the wireline market space will come from an increase in the number of broadband subscribers and the continued growth of the Internet through applications such as electronic commerce that drive the need for higher bandwidth services.

Wireless communication continues to grow based on mobile Internet...

    Demand by mobile workers and consumers for wireless communication services has experienced significant growth over the past several years. This growth has been enabled by the availability of new low cost digital services and fueled by intense competition among service providers. In addition, service providers who must deliver new communication services to developing nations are increasingly looking to wireless technology as the most cost-effective solution. These two growth drivers have given rise to a multi-billion dollar wireless communications industry. The Company expects that future growth in this market will come from a further increase in the number of subscribers, an increase in the total minutes of use, the increased implementation of wireless local loop systems in developing nations, and the emergence of broadband access in developed nations. Wireless communication services provide untethered access between the user and the service provider's Point-of-Presence (POP). From the POP, voice and data traffic is then routed over specialized wireline transmission networks. In order to provide the necessary capacity and geographic coverage to support uninterrupted wireless access, multiple POP locations must be deployed and interconnected. Telecom equipment specifically tailored to the rigorous demands for reliability, scalability and network management will become critical to the success of these large-scale deployments.

PRODUCTS

WANsuite(TM) Product Family

    Verilink's WANsuite(TM) product family is a suite of software programmable intelligent integrated access devices (I2ADs) that target customer premise applications for improving "last mile" broadband communications. The WANSuite(TM) product family is powered by industry standard microprocessors that increase processing power over traditional termination devices by a factor of 10 to 50 times. The WANSuite(TM) platform supports copper-based transmission services such as DDS, T1, E1, and DSL, and includes software support for frame relay and IP service and application monitoring and control. The WANSuite(TM) product line combines integral channel service/data service units (CSU/DSU) with network monitoring capabilities, and utilizes an embedded web server to provide an innovative user interface that aligns with the Internet for ease-of-use by network service providers (NSPs).

Access System 2000(TM)

    Verilink's Access System 2000(TM) ("AS2000") is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. AS2000 products are installed at the origination and termination points at which NSPs provide communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing, and inverse multiplexing functions for T1 (1.5 MBPS), E1, multi-T1, multi-E1, and T3 (45 MBPS) access links. A key feature of the AS2000 is its flexibility and adaptability made possible by a modular architecture which allows customers to access new services or expanded network capacity simply by configuring or changing circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 DSU, TDM, automatic protection switch, and a Simple Network Management Protocol (SNMP) management agent. A WANSuite(TM) gateway card has also been added to the AS2000 for central-site monitoring and control applications with software support for providing Internet access.

Access System 4000(TM)

    The Access System 4000(TM) ("AS4000") is an integrated access cross-connect system that provides full non-blocking DACS capability, channel bank functionality, and standard interfaces including T1, SDSL, HDSL, analog voice, and T3. The AS4000 is targeted at carriers and enterprise networks that have access requirements for voice and data applications over a wide array of WAN circuit types. Numerous enhancements have been added to the AS4000 over the last year to support routing, redundancy, and higher speed access.

PRISM 3030/3060 Integrated Access Multiplexer

    The PRISM 3030/3060 family of intelligent channel banks enables customers to combine voice and data requirements into a single, multi-functional access device. This allows them to decrease initial equipment deployment and ongoing operational costs, while optimizing network and bandwidth efficiency, and increase equipment density to save space in network closets. The PRISM 3030 and 3060 products are modular voice and data multiplexers, which allow voice and data to be combined over a single T1 facility. The 3030/3060 products are deployed as managed voice channel banks, and support FXS, FXO, and E&M functionality with advanced signaling feature support and integral diagnostic capabilities. An OCU-DP feature option has been added over the last year.

CSU/DSU Circuit Management Products

    Physical layer transmission standards form the foundation upon which all advanced data services are based, including the Internet, frame relay service, cell relay service, leased lines, and Integrated Services Digital Networks
(ISDN). Verilink's physical layer transmission devices convert standard data interchange signals into formats appropriate for sending over carrier facilities. Additionally, these devices provide physical layer performance monitoring and diagnostic functions. Verilink transmission systems are produced to carrier-grade standards of quality and are typically found deployed in the mission-critical applications used by banks and other corporate enterprises.

    Verilink offers a broad portfolio of products appropriate for a wide range of applications in either modular systems, such as the 1051 and 1024 chassis-based products, or as stand-alone devices. Stand-alone devices include the compact Lite family of products, and the PRISM 2000, 3000, and 4000 families of channel service/data service unit devices. Introduced in fiscal 1999, the FrameStart(TM) family of products enables network administrators to rapidly deploy and test frame relay LAN-to-LAN or wide area networks at a fraction of the cost of using full network probes.

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

    The Company sells its products and services to North American enterprises primarily through indirect channels, which include distributors, systems integrators (SIs), and value-added resellers (VARs). These include Interlink Communication Systems (ICS), Alltel Supply, Inc., Anixter Bro's, Inc., Graybar Electronic Co. Inc., ICOM Inc., Inter-Tel, Kent Datacomm, RE/COM Group Inc., and Sprint North Supply. With the addition of more intelligent integrated access devices and CPE products, the Company believes that sales through indirect channels will become increasingly more important.

    The Company believes that entry into international markets for advanced digital network products will be enabled through strategic relationships and in-country distribution channels that reach both enterprise and NSP customers. To date, the Company has had minimal direct sales to international customers. In addition to the specific sales efforts directed at network service providers, the Company's marketing activities include participating in industry trade shows and conferences, distribution of sales and product literature, media relations, advertising in trade journals, direct mail and ongoing communications with customers and industry analysts. An office in Mexico City, Mexico was established in May 2000 to focus on service providers in the Latin America region.

    In fiscal 2000, net sales to Nortel and WorldCom accounted for 30% and 19% of the Company's net sales, respectively, and the Company's top five customers accounted for 61% of the Company's net sales. In fiscal 1999, net sales to Nortel and WorldCom accounted for 17% and 27% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. In fiscal 1998, net sales to Nortel, WorldCom, and Ericsson accounted for 20%, 31% and 12% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 64% of the Company's net sales. Percentages of total revenue have been restated for prior periods as if the September 1998 merger of WorldCom and MCI, and Ericsson's May 1999 acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business had been in effect for all periods presented. Other than Nortel, WorldCom, and Ericsson, no customer accounted for more than 10% of the Company's net sales in fiscal 2000, 1999, or 1998. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. See "Factors Affecting Future Results
- Customer Concentration."

Customer Service and Support

    The Company maintains 24-hour, 7-day a week telephone support for all of its customers. The Company provides for a fee direct installation and service of its products utilizing its own resources or resources available under a Worldwide Equipment Support agreement with Vital Network Services, Inc. The Company provides product training and support to its customers dealing with the installation, operation, and maintenance of the Company's products.

    The Company also offers various levels of maintenance agreements to its customers for a fee, which provide for on-site service in response to customer reported difficulties.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on developing new products, core technologies, and enhancements to existing products. During the past year, product development activities have emphasized introduction and enhancement of the WANsuite(TM) intelligent integrated access product family and the expansion of features for the AS2000 product family. Other developments included feature enhancements to the PRISM family of intelligent channel banks, enhancements to existing CSU/DSUs, and the cost reduction and feature enhancement of the lower-cost FrameStart(TM) and Lite families of CSU/DSUs. The Company's product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internetworking industries and on the development of low-cost CPE devices that leverage advancements in hardware and software technology.

    During fiscal 2000, 1999, and 1998, total research and development expenditures were $9.0 million, $13.4 million, and $12.5 million, respectively. All research and development expenses are charged to expense as incurred.

    The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company's customer base. The Company expects to increase its investment in research and development significantly in fiscal 2001 for product development of specific technologies, such as monitoring and control applications software, IP, QoS, optical fiber network access and related technologies, xDSL, network management, and other performance monitoring services, as well as to respond to market demand and new service offerings from service providers. Research and development activities may also include development of new products and markets based on the Company's expertise in telecommunications network access technologies. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and New Product Development."

MANUFACTURING AND QUALITY

    The Company entered into an agreement in September 1999 with an electronics manufacturing services provider to outsource substantially all of its procurement, assembly, and system integration operations previously performed in San Jose. The transition was completed by the end of November 1999. Under the terms of the agreement, the Company maintains a bonded warehouse on the services provider's premises and ships products directly to its customers.

    The Company's manufacturing operations located in Huntsville, Alabama primarily support the manufacturing of the former TxPort, Inc. ("TxPort") product line and consist primarily of material requirements planning, materials procurement and final assembly, test and quality control of subassemblies and systems. The Company performs virtually all aspects of its manufacturing process for the products at its Huntsville facility, with the exception of surface mounted printed circuit board assembly. The Company's Huntsville facilities completed their ISO 9001 certification in March 1999. ISO 9000 is an international quality certification process, developed in the European Common Market and adopted by the United States as the method by which companies can demonstrate the functionality of their quality system. The Company obtained such certification through an independent third party, with ongoing audits on a semi-annual basis.

COMPETITION

    The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Access System product line and WANSuite(TM), and for enterprise devices such as the PRISM, FrameStart(TM), and Lite product lines is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current AS2000 and AS4000 products has been from Quick Eagle Networks (formerly Digital Link Corporation), ADC Kentrox, a division of ADC Telecommunications and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company experiences substantial competition with its enterprise access and network termination products from companies in the computer networking market and other related markets. These competitors include Premisys Communications, Inc. (now a part of Zhone Technologies), Newbridge Networks Corporation, Visual Networks, Adtran, Inc., and Paradyne Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company believes that the market for basic network termination products is mature, but that the market for feature-enhanced network termination and network access products continues to grow and expand, as more "capability" and "intelligence" moves outward from the central office to the enterprise. The Company believes that the principal competitive factors in this market are price, feature sets, installed base, and quality of customer support. In this market, the Company primarily competes with Adtran, Quick Eagle Networks, ADC Kentrox, Paradyne, Visual Networks, and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products.

    Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with NSPs. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See "Factors Affecting Future Results -- Competition".

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies upon a combination of patent, trade secret, copyright, and trademark laws as well as contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S., Canadian, and European patents with respect to limited aspects of its network access technology. The Company has not yet obtained significant patent protection for its Access System or WANsuite(TM) technologies. There can be no assurance that third parties have not, or will not, develop equivalent technologies or products without infringing the Company's patents or that a court having jurisdiction over a dispute involving such patents would hold the Company's patents valid and enforceable. The Company has also entered into confidentiality and invention assignment agreements with its employees and independent contractors, and enters into non-disclosure agreements with its suppliers, distributors, and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition, and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured, or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company's technology and products more likely. See "Item
7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Future Results -- Limited Protection of Intellectual Property."

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

EMPLOYEES

    As of June 30, 2000, the Company had 219 full-time employees worldwide, of whom 54 were employed in engineering, 66 in sales, marketing and customer service, 70 in manufacturing and 29 in general and administration. All of the employees are located in the United States except one employee in Canada and one employee in Mexico.

    Management believes that the future success of Verilink will depend in part on its ability to attract and retain qualified employees, including management, technical, and design personnel. The Company currently has several open positions. Any lengthy delay in filling these positions could lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Future Results -- Dependence on Key Personnel".

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

ITEM 2.  PROPERTIES

    The Company's headquarters and principal administrative, engineering, marketing, and manufacturing facilities are located in a three-building complex in Madison, Alabama, in which the Company leases approximately 97,000 square feet. The Company occupies these buildings under leases that expire on various dates ranging from February 2001 through March 2002. On June 30, 2000, the Company acquired a facility located in Cummings Research Park West in Huntsville, Alabama containing about 110,000 square feet on approximately 19 acres. The Company will move its principal headquarters, including administration, engineering, marketing and manufacturing, to this new facility after remodeling and other renovations are completed in February 2001. Approximately 11,000 square feet of warehouse space leased at the Madison complex will be retained. The remaining leased space will be returned to the landlord at the end of the various lease terms.

    In connection with the consolidation of the Company's operations in Huntsville, Alabama, the Company entered into a Termination of Lease agreement, effective as of January 1, 2000, on its previous headquarters and manufacturing facilities located in San Jose, California. The Company leased these buildings from Baytech Associates, a partnership that is comprised of Leigh S. Belden and Steven C. Taylor, Directors of the Company.

    In addition, the Company has nine sales offices located in the U.S., Canada, and Mexico. These properties are occupied under operating leases that expire on various dates through the year 2003, with options to renew in most instances.

ITEM 3.  LEGAL PROCEEDINGS

    During fiscal 2000, the Company settled a legal claim arising from an acquisition made by TxPort prior to the acquisition of TxPort by the Company. The amount paid to settle this claim did not have a material effect on the Company's financial position or results of operations.

    The Company is not currently involved in any material legal actions. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended June 30, 2000.

                        EXECUTIVE OFFICERS OF THE COMPANY

    Set forth below is certain information concerning executive officers of the Company. Unless otherwise indicated, the information set forth is as of June 30, 2000.

    Mr. Graham G. Pattison, age 50, joined the Company in April 1999 as President, Chief Executive Officer and Director. From May 1998 until joining Verilink, Mr. Pattison was Vice President and General Manager of new business ventures at Motorola's new Internet and Networking Group (ING). From June 1996 to May 1998, Mr. Pattison served as Vice President and General Manager of Motorola's Network System Division (NSD). From November 1995 to June 1996, Mr. Pattison served as Vice President of North American Distribution for Motorola. From November 1994 to November 1995, Mr. Pattison served as Vice President of International Distribution for Motorola. Mr. Pattison received a B.S. in Electrical Engineering and a M.S. in Engineering Technology from Royal Melbourne Institute of Technology (RMIT), Australia.

    Mr. Michael L. Reiff, age 52, joined the Company in November 1999 as Executive Vice President and Chief Operating Officer. From April 1999 until joining Verilink, Mr. Reiff was Vice President of Internet and Networking Solutions within Motorola's new Internet and Networking Group (ING). Prior to April 1999, Mr. Reiff held several positions including General Manager of North America Sales and Service for Motorola's Network System Division (NSD) and Director of Worldwide Customer Service. From April 1994 to January 1997, Mr. Reiff served as Managing Director of United Kingdom and Ireland for Motorola ING. Mr. Reiff also held various positions within Motorola's Human Resources including Director of Organization Development and International H.R. Mr. Reiff received a B.A. in International Relations from Windham College

    Mr. Ronald G. Sibold, age 42, joined the Company in June 2000 as Vice President and Chief Financial Officer. From January 1994 until joining Verilink, Mr. Sibold was Treasurer for SCI Systems, Inc., an electronics manufacturing services company. From July 1993 to January 1994, Mr. Sibold was Assistant Treasurer for SCI. From February 1989 to July 1993, Mr. Sibold served as vice president and deputy manager, DG BANK Deutsche Genossenschaftsbank, Atlanta. Prior to 1989, he held the following positions: assistant vice president, Commerzbank AG, Frankfurt/Duesseldorf/Atlanta; assistant vice president, National Australia Bank Ltd., Atlanta; and financial analyst, Wachovia Corporation, Atlanta. Mr. Sibold received a B.A. in Government from the University of Virginia, and a M.I.B.S. from the University of South Carolina in Banking and Finance.

    Dr. Edward A. Etzel, age 52, joined the company in April 2000 as Sr. Vice President Worldwide Sales. From January 1998 until joining Verilink, Dr. Etzel was Vice President of The Americas and Pacific Rim Sales and Service for Intermec Technologies. From December 1997 to January 1998, Dr. Etzel served as Vice President of North America Sales and Service, and from April 1996 to December 1997, he held the position of Vice President of Indirect Sales at Intermec Technologies, an automated data collection and mobile computing systems company headquartered in Everett, Washington. Prior to April 1996, Etzel held various senior management positions at Hewlett Packard; his last position prior to joining Intermec Technologies was in the role of Americas Software Sales Manager. Dr. Etzel received a B.S. in Computer Science from Miami University of Ohio, a M.B.A. from Golden Gate University in San Francisco, and a Ph.D. from Kennedy-Western University.

    Mr. Steven E. Turner, age 42, joined the Company in November 1998 as Vice President of the Company's Huntsville Strategic Business Unit. In November 1999, he was promoted to the position of Vice President and Chief Technical Officer. From August 1997 until joining Verilink, Mr. Turner served as Vice President of Engineering and Technology for TxPort, Inc. From November 1995 to August 1997, Mr. Turner was Vice President of Extended Range Products for Adtran, Inc. Prior to joining Adtran, Mr. Turner served in various technical and management capacities with Motorola's Transmission Products Division and Harris Corporation. Mr. Turner received a B.S. in Electrical Engineering from Louisiana Tech University and a M.S. in Electrical Engineering from the University of Missouri.

    Mr. James B. Garner, age 33, joined the Company in November 1998 as Director of Engineering of the Company's Huntsville Strategic Business Unit. In November 1999, he transferred to the position of Director of Marketing for Verilink and was promoted to Vice President, Marketing in March 2000. From March 1998 until joining Verilink, Mr. Garner served as Director of Engineering for TxPort, Inc. From September 1988 to March 1998, Mr. Garner held various technical and management positions within Motorola including Senior Marketing Manager for Motorola's Transmission Products Division. Mr. Garner received a B.S. in Electrical Engineering from the University of Alabama in Huntsville.

    Mr. S. Todd Westbrook, age 38, joined the Company in February 2000 as Vice President, Operations. From July 1998 until joining Verilink, Mr. Westbrook served as the president of ZAE Research, Inc., a firm engaged in electronics design. From April 1987 to July 1998, Mr. Westbrook held several positions at Avex Electronics, Inc. including Vice President of North America Operations from March 1996 to July 1998. Mr. Westbrook received a B.S. in Industrial Engineering from Auburn University.

    Mr. C. W. Smith, age 46, joined the Company in November 1998 as Controller of the Company's Huntsville Strategic Business Unit. In September 1999, Mr. Smith was promoted to the position of Vice President and Corporate Controller. From February 1995 until joining Verilink, Mr. Smith served as Vice President, Finance for TxPort, Inc. Mr. Smith received a B.S. in Accounting from the University of Alabama.

    Ms. Betsy D. Mosgrove, age 38, joined the Company in October 1999 as Director of Human Resources. In July 2000, Ms. Mosgrove was promoted to the position of Vice President, Human Resources. From February 1996 until joining Verilink, Ms. Mosgrove served as Director of Human Resources for Avex Electronics, Inc. Prior to February 1996, Ms. Mosgrove served in various capacities in the human resources department at QMS, Inc., including Director of Benefits, Affirmative Action & HRIS from December 1994 to February 1996. Ms. Mosgrove received a B.S. in Business Administration from the University of Alabama in Huntsville.

    There are no family relationships among any of the directors or executive officers of the Company.

    All officers are elected annually by and serve at the pleasure of the Board of Directors of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq) under the symbol "VRLK" since the Company's initial public offering of Common Stock in June 1996. Prior to the initial public offering, there was no established trading market for the Company's Common Stock. As of September 11, 2000, the Company had 115 shareholders of record and approximately 5,300 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the Common Stock as reported by Nasdaq for the periods indicated:

FISCAL 2000-- QUARTER ENDED                 JUNE 30        MARCH 31      DECEMBER 31       OCTOBER 1
---------------------------                --------        --------      -----------       ---------
Market Price:  High.................       $  14.13        $  22.00        $  5.44          $  3.75
                                           --------        --------        -------          -------
               Low..................       $   5.63        $   4.00        $  1.81          $  2.00

FISCAL 1999-- QUARTER ENDED                JUNE 27         MARCH 28      DECEMBER 27      SEPTEMBER 27
---------------------------                --------        --------      -----------      ------------
Market Price:  High.................       $  3.25         $  2.63         $  3.88          $  4.63
               Low..................       $  3.06         $  2.13         $  3.63          $  4.38

    The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data concerning the Company for and as of the end of each of the years in the five year period ended June 30, 2000, are derived from the audited consolidated financial statements of the Company. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of the Company as of June 30, 2000 and June 27, 1999, and for each of the three years in the period ended June 30, 2000, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

                          FINANCIAL INFORMATION BY YEAR
          (THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

                                                            2000           1999           1998        1997       1996
                                                          --------       --------       --------     -------    -------
Net sales...............................................  $ 67,661       $ 59,553       $ 50,915     $57,170    $41,608
Gross profit............................................  $ 33,698       $ 27,729       $ 25,121     $28,845    $21,453
Income (loss) from operations...........................  $ (5,759)(1)   $(14,901)(1)   $ (3,745)    $ 4,832    $ 3,232
Net income (loss).......................................  $     25 (2)   $(13,666)(2)   $ (1,071)    $ 4,194    $ 2,716
Net income (loss) per share-- basic.....................  $   0.00       $  (0.98)      $  (0.08)    $  0.31    $  0.27
Net income (loss) per share-- diluted...................  $   0.00       $  (0.98)      $  (0.08)    $  0.29    $  0.25
Shares used to compute  net income (loss) per share--
  basic.................................................    14,238         13,929         13,742      13,324     10,224
Shares used to compute net income (loss) per share--
  diluted...............................................    15,192         13,929         13,742      14,289     10,804
Research and development as a percentage of sales.......      13.2%          22.5%          24.5%       16.4%      17.5%
Capital expenditures....................................  $  7,333       $  2,586       $  2,752     $ 6,471    $   958
Cash and cash equivalents, restricted
  cash and short-term investments.......................  $ 11,696       $ 18,476       $ 42,415     $39,050    $40,542
Working capital.........................................  $ 26,352       $ 25,960       $ 45,163     $46,217    $45,015
Stockholders' equity....................................  $ 45,114       $ 40,139       $ 53,810     $53,767    $47,234
Total assets............................................  $ 58,720       $ 54,281       $ 63,828     $60,687    $55,218
Employees...............................................       219            310            250         219        182

(1) Includes restructuring charge of $7,891 in 2000 and in-process research and development charge of $3,330 and restructuring charge of $3,200 in 1999.

(2) Includes income tax valuation allowance reversal of $3,424 in 2000 and establishment of income tax valuation allowance of $(3,424) in 1999.

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

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   3 MONTHS ENDED
                                                 --------------------------------------------------
FISCAL 2000                                       JUNE 30      MARCH 31    DECEMBER 31    OCTOBER 1
-----------                                      --------      --------    -----------    ---------
Net sales.....................................   $ 18,804      $ 17,822      $ 16,183      $ 14,852
Gross profit..................................   $ 10,221      $  9,253      $  8,069      $  6,155
Income (loss) from operations.................   $  3,151      $  1,597      $   (999)     $ (9,508)
Net income (loss).............................   $  8,339(1)   $  1,800      $   (777)     $ (9,337)
Net income (loss) per share-- basic...........   $   0.57      $   0.13      $  (0.06)     $  (0.67)
Net income (loss) per share-- diluted.........   $   0.52      $   0.11      $  (0.06)     $  (0.67)
Shares used to compute net income (loss) per
  share-- basic...............................     14,732        14,301        13,971        13,949
Shares used to compute net income (loss) per
  share-- diluted.............................     16,083        15,896        13,971        13,949

                                                                    3 MONTHS ENDED
                                                 ---------------------------------------------------
FISCAL 1999                                      JUNE 27       MARCH 28    DECEMBER 27  SEPTEMBER 27
-----------                                      --------      --------    -----------  ------------
Net sales.....................................   $ 13,365      $ 12,003      $ 17,107      $ 17,078
Gross profit..................................   $  5,694      $  4,611      $  8,654      $  8,770
Income (loss) from operations.................   $ (2,891)     $ (8,925)     $ (3,637)     $    552
Net income (loss).............................   $ (2,510)     $ (8,650)     $ (3,228)     $    722
Net income (loss) per share-- basic...........   $  (0.18)     $  (0.62)     $  (0.23)     $   0.05
Net income (loss) per share-- diluted.........   $  (0.18)     $  (0.62)     $  (0.23)     $   0.05
Shares used to compute net income (loss) per
  share-- basic...............................     13,858        14,020        13,929        13,908
Shares used to compute net income (loss) per
  share-- diluted.............................     13,858        14,020        13,929        14,244

(1) Includes income tax valuation allowance reversal of $3,424 in the quarter ended June 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the 2000 Consolidated Financial Statements and Notes thereto.

    This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in "Factors Affecting Future Results" below.

    In November 1999, the Board of Directors approved the change in the Company's fiscal year end from the Sunday nearest to June 30 to the Friday nearest to June 30, beginning with fiscal year 2000. As a result, fiscal 2000 commenced on Monday, June 28, 1999 and ended on Friday, June 30, 2000. Additionally, fiscal 2000 consisted of 53 weeks with a 14-week period for Q1 as compared to 13 weeks for all other quarterly periods. Fiscal years 1999 and 1998 ended June 27 and June 28, respectively, and consisted of 52 weeks. References to 2000, 1999, and 1998 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

OVERVIEW

    Verilink Corporation (the "Company") develops, manufactures, and markets integrated access products and customer premises equipment ("CPE") for use by telecommunication network service providers and corporate end users. The Company's products enable network service providers to connect their enterprise customers over broadband access services such as T1, DSL, and Fiber. The Company's customers include equipment integrators, service providers including wireline and wireless carriers, competitive local exchange carriers (CLECs), Internet service providers (ISPs), and large enterprise customers including local, state, and federal government agencies.

    In fiscal 2000, the Company consolidated its operations into its existing operations located in Huntsville, Alabama in order to reduce expenses and enable the Company to achieve profitability at lower revenue levels. The San Jose facilities were closed and the Company outsourced its San Jose-based manufacturing operations to a third party electronics manufacturing services provider.

    During the second quarter of fiscal 1999, the Company acquired TxPort, a manufacturer of high speed voice, and data communications products, based in Huntsville, Alabama for $10,000,000 in cash, which was funded by the Company's working capital. Accordingly, the results of operations of TxPort have been included in the Company's results of operations commencing November 16, 1998, the date of acquisition.

    During 2000, Verilink's AS2000 product line continued to generate the majority of sales. Verilink designed the AS2000 with modular hardware and software to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The AS2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, and frame relay services.

    The WANSuite(TM) product family is a suite of software programmable intelligent integrated access devices (I2ADs) that target customer premise applications for improving "last mile" broadband communications. The WANSuite(TM) product family is powered by industry standard microprocessors that increase processing power over traditional termination devices by a factor of 50 times. The Company also sells single purpose network access devices for selected applications.

    The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from period-to-period in the future.

RESULTS OF OPERATIONS

SALES

                                                       2000         1999          1998
                                                      -------      -------      --------
                                                                 (THOUSANDS)
            Net sales ...........................     $67,661      $59,553      $ 50,915
            Percentage change from preceding year          14%          17%          (11)%


    Net sales for fiscal 2000 increased 14% to $67.7 million from net sales of $59.6 million in 1999. The sales contribution of products acquired from TxPort for a full twelve months in fiscal 2000 compared to 7 1/2 months in 1999 accounted for all this increase offset by lower sales to WorldCom in fiscal 2000. Net sales for 1999 increased 17% from 1998 net sales of $50.9 million. The increase was primarily attributable to the sales contribution of products acquired from the TxPort acquisition. Sales from the TxPort products represented approximately 34% and 20% of sales in fiscal 2000 and 1999, respectively. Net sales for 1998 were $50.9 million representing a decrease of 11% from 1997 sales of $57.2 million. During fiscal 2000, shipments of the AS2000 product line accounted for approximately 58% of net sales compared to 67% during 1999 and 86% in 1998. The sales contribution of the WANSuite(TM) family of integrated access devices was negligible in fiscal 2000 because customer testing cycles extended beyond what had been anticipated.

    The Company's business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 61%, 57%, and 64% of sales in fiscal 2000, 1999, and 1998, respectively. The Company's largest customers in fiscal 2000 were Nortel, WorldCom, Bell Atlantic/NYNEX, Ameritech, and Ericsson (formerly Qualcomm). See
Note 1 of "Notes to Consolidated Financial Statements" and "Factors Affecting Future Results -- Customer Concentration".

    The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers (OEMs), system integrators, value-added resellers
(VARs), and distributors. Sales to VARs and distributors accounted for approximately 24% of sales in fiscal 2000, as compared to approximately 19% in 1999 and 10% in 1998. To date, sales outside of North America have not been significant. However, the Company intends to expand the marketing of its products to markets outside of North America.

GROSS PROFIT

                                                       2000         1999          1998
                                                      -------      -------      --------
                                                                 (THOUSANDS)
            Gross Profit ........................     $33,698      $27,729      $ 25,121
            Percentage of Sales .................        49.8%        46.6%         49.3%

    Gross profit, as a percentage of sales, in fiscal 2000 was 49.8% as compared to 46.6% in 1999 and 49.3% in 1998. The increase in gross profit margin in fiscal 2000 was a result of a number of factors, but was primarily attributable to the benefits of the restructuring and consolidation plan completed during the year. Fiscal 2000 gross margins were impacted negatively by under-utilization of the San Jose facility before the restructuring, a high level of non-warranty repairs during the first quarter of the fiscal year that carried a lower than average gross margin, and the additional warranty costs associated with the agreement the Company reached with a customer to share in the expense associated with correcting a problem involving one of the Company's products installed in the field. The decrease in gross profit margin in 1999 was primarily due to significantly lower sales volume for the Company's then San Jose-based operations, particularly in the second half of the year, in combination with the relatively fixed cost of maintaining manufacturing operations in both California and Alabama. This lower sales volume was accompanied by a reduction in unit volumes of normally high unit volume products, and resulted in inefficiencies associated with producing a high mix of products at lower volumes. In future periods, the Company's gross profit will vary depending upon a number of factors, including the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, the mix of products sold, price competition, increases in material costs, and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

RESEARCH AND DEVELOPMENT

                                                       2000         1999          1998
                                                      -------      -------      --------
                                                                 (THOUSANDS)
            Research and development ............     $ 8,950      $13,391      $ 12,484
            Percentage of Sales .................        13.2%        22.5%         24.5%

    Research and development (R&D) expenses decreased to $9 million or 13.2% of sales in fiscal 2000 compared to $13.4 million or 22.5% of sales in fiscal 1999. The expense decrease during fiscal 2000 was due primarily to the restructuring and consolidation plan, and refocusing R&D resources to key product development activities such as WANSuite(TM). The decrease in R&D expenses in fiscal 2000 as a percentage of sales was due to the lower spending at higher sales volumes. The R&D increase to $13.4 million or 22.5% of sales in 1999 from $12.5 million or 24.5% of sales in 1998 was due principally to the addition of expenses associated with the TxPort development organization beginning in November 1998, and to an increased rate of development on the AS3000 product line during the first half of the fiscal year. Although R & D expenses increased in absolute dollars, it decreased as a percentage of sales due to higher sales volume in 1999 as compared to 1998. The Company considers product development expenditures to be critical to future sales and expects to significantly increase research and development expenditures in 2001, while such expenditures as a percentage of sales may vary. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

SELLING, GENERAL AND ADMINISTRATIVE

                                                       2000         1999          1998
                                                      -------      -------      --------
                                                                 (THOUSANDS)
            Selling, general and administrative .     $22,616      $22,709      $ 16,382
            Percentage of Sales .................        33.4%        38.1%         32.2%

    The Company's selling, general and administrative (SG&A) expenses decreased to $22.6 million, or 33.4% of sales in fiscal 2000 from $22.7 million, or 38.1% of sales in fiscal 1999. Several factors impact the comparability of these two fiscal years such as: (i) completion of the restructuring and consolidation plan in December 1999 with the closing of the facilities in San Jose and corresponding staff reductions, (ii) inclusion of the expenses associated with the TxPort acquisition for 12 months in fiscal 2000 compared to 7 1/2 months in fiscal 1999, and (iii) depreciation and amortization from the ERP implementation for 12 months in fiscal 2000 compared to 3 months in fiscal 1999 following the April 1999 conversation date. Selling expenses increased, but at a lower rate than the sales increase. Marketing expenses remained flat in fiscal 2000, but included the cost from the use of an outside consultant to assist in establishing a new strategic direction for the Company. General and administrative expenses decreased with the reduction in the number of administrative support personnel and the completion of the ERP implementation. The decrease in SG&A spending as a percentage of sales is due to the slight decrease in dollar spending at higher sales levels. The increase in SG&A dollars spent in fiscal 1999 compared to 1998 was primarily the result of the addition of expenses from the TxPort acquisition. Selling expenses increased as a result of increased selling efforts and equipment demonstration costs. Marketing expenses increased principally as a result of incremental costs associated with the integration of sales collateral of TxPort into a single company, more extensive trade show participation, and increases in other promotional activities such as direct mail campaigns. General and Administrative expenses also increased as a result of increases in staff associated with the acquisition of TxPort and outside contract costs associated with the implementation of the Company's ERP system. These expenses increased as a percentage of sales to 38.1% in 1999 from 32.2% in 1998 due to increased dollar spending between periods. The Company expects that general and administrative expenses will remain flat to slightly increasing, but decrease as a percentage of sales. However, there can be no assurance that the Company will be successful in its efforts to increase sales and reduce SG&A as a percentage of sales. See "Factors Affecting Future Results -- Restructuring Actions May Not Achieve Intended Results".

RESTRUCTURING CHARGES

    In July 1999, the Company announced its plans to substantially consolidate its San Jose operations into its existing operations located in Huntsville, Alabama. The goal of this plan was to reduce expenses and enable the Company to achieve profitability at lower revenue levels. By the end of December 1999, the Company had completed this consolidation of its operations. The Company incurred a net restructuring charge during fiscal 2000 of $8,041,000. See Note 3 of "Notes to Consolidated Financial Statements" for further details of this restructuring charge. Approximately $6,522,000 of the restructuring charge was cash in nature and paid out of the Company's working capital.

    In March 1999, the Company announced and implemented a restructuring of the business to streamline operations and eliminate redundant functions by consolidating manufacturing operations, combining sales and marketing functions, and restructuring research and development activities. Included as a part of the restructuring activities was the retirement of the Company's two founders. The Company incurred a restructuring charge of $3,200,000 in fiscal 1999 and a credit of $150,000 was recorded in fiscal 2000. See Note 3 of "Notes to Consolidated Financial Statements" for further details of the restructuring charge. Approximately $2,930,000 of the restructuring charge was cash in nature and paid out of the Company's working capital.

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

    At the time of the acquisition, the Company was involved in research and development projects in relation to three areas, enhancement and augmentation of the CSU product line, enhancement and augmentation of the CSU/DSU product line and development of packet and frame aware CSU/DSU products along with a virtual private network product. The in-process research and development of $3.3 million, which was expensed at the acquisition date, represented the estimated current fair market value of the research and development projects which had not reached technological feasibility and had no alternative future uses at the date of acquisition. The value of in-process research and development was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. The net cash flows from the identified projects were based on management estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. The research and development costs included in the model reflect costs to sustain the project, but exclude costs to bring the in-process project to technological feasibility. The estimated revenues were based on management projections for the projects. Projected gross margins reflect recent historical performance of other Company products and are in line with industry expectations. The estimated selling, general and administrative costs, and research and development costs were estimated excluding synergies expected from the acquisition.

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

    The percent of completion for the three project areas was determined by comparing both effort expected and research and development costs incurred as of November 1998, to the remaining effort to be expended and research and development costs to be incurred, based on management's estimates, to bring the projects to technological feasibility. Based on these comparisons, management estimated the three project areas to be approximately 55%, 35%, and 60% complete as of the date of acquisition. The projects were substantially completed by June 1999. The effort and costs required to complete the projects approximated the estimates made by management at the date of acquisition.

    The results of the operations acquired have been included with those of the Company from the date of acquisition. Intangible assets have been recorded and are being amortized over estimated useful lives between three and ten years.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net declined to $1.1 million in fiscal 2000 from $1.2 million and $2.1 million in 1999 and 1998, respectively, as a result of lower invested cash and short-term investment balances.

BENEFIT FROM INCOME TAXES

    During fiscal 2000, the Company recorded a benefit from income taxes of $4,709,000 that included the reversal of the deferred tax asset valuation allowance established in fiscal 1999. The effective tax rate in fiscal 2000 without the impact of the change in the deferred tax asset valuation allowance was about (31)%, compared to a combined federal and state statutory rate of about 39%. The effective tax rate in fiscal 2000 without the impact of the deferred tax asset valuation allowance is less than the combined federal and state rates primarily due to the non-deductibility of the amortization of goodwill associated with the TxPort acquisition.

    In fiscal 1999, the Company recorded no benefit from income taxes due to continued operating losses and the uncertainty of realization of the Company's net deferred tax assets. In fiscal 1998, the Company recorded a benefit from income taxes of $608,000, representing an effective tax rate of 36%.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, the Company's principal sources of liquidity included $10.7 million of cash, cash equivalents, and short-term investments.

    During fiscal 2000, the Company used $7.4 million of net cash in operating activities; a $200,000 increase from the $7.2 million of net cash used in operating activities in fiscal 1999. During fiscal 1998 the Company generated $5.2 million in net cash from operating activities. Accounts receivable increased $6.0 million to $15.2 million at June 30, 2000 from $9.2 million at June 27, 1999 due to less linearity in shipments in the fourth quarter and a slow down in payments from our largest customers. Accounts receivable increased $3.2 million to $9.2 million at June 27, 1999 over the prior year balance. This was due to the acquisition of TxPort, less linearity in shipments in the fourth quarter of fiscal 1999 than in 1998, and a $1.3 million advance billing made to a customer at its request. Inventories decreased $2 million to $4.8 million at June 30, 2000 primarily due to raw materials and work in process inventories transferred to the third party electronics manufacturing services provider in October 1999 as part of the restructuring and consolidation plan. Inventories increased $2.0 million to $6.9 million at June 27, 1999 from $4.9 million at June 28, 1998. This increase was due to the acquisition of TxPort and lower sales volume in the fourth quarter of 1999 than expected. During 2000, accrued expenses decreased $5.4 million to $5.9 million due to lower salary and benefit accruals associated with reduced headcount from the consolidation of operations, payments charged against the warranty reserve for the agreement reached with a customer to share in the cost of field upgrades, and one-time adjustments to estimated accruals to customers and vendors. In 1999, total current liabilities increased $4.1 million to $11.3 million due mainly to the liabilities assumed in connection with the acquisition of TxPort.

    Net cash provided by investing activities of $158,000 in fiscal 2000 compares to net cash used in investing activities of $2.6 million and $26.4 million in fiscal 1999 and 1998, respectively. The increase in funds provided by investing activities in fiscal 2000 is primarily a result of the maturity of $7.5 million in short-term investments offset by $7.3 million in purchases of property, plant and equipment, including the new facility the Company acquired on June 30, 2000 for $6.4 million. The net cash used in investing activities in fiscal 1999 resulted primarily from the maturity of $14.5 in short-term investments offset by $10.5 million in cash used for the acquisition of TxPort, $2.6 million of capital equipment and $3.6 million of notes receivable from a director. The net cash used in investing activities in 1998 was primarily the result of greater purchases of short-term investments and purchases of property and equipment. The Company estimates that total budgeted capital expenditures in fiscal 2001 will approximate $4.8 million and will include expenditures to remodel and upgrade the facility acquired on June 30, 2000 and for R&D and manufacturing tools and equipment.

    Net cash provided by financing activities was $7.5 million in fiscal 2000 compared to net cash used in financing activities of $107,000 in fiscal 1999 and net cash provided by financing activities of $933,000 in 1998. Proceeds of $4.1 million from long-term debt used to finance the acquisition of the facility purchased on June 30, 2000 was the largest source of cash from financing activities during fiscal 2000 along with proceeds of $3.2 million from the exercise of stock options and the Employee Stock Purchase Plan. The use of cash in 1999 was primarily attributable to the Company's repurchase of $937,000 of its Common Stock offset by $795,000 of proceeds from the exercise of stock options and the Employee Stock Purchase Plan.

    In February 1999, the Board of Directors authorized the Company's management to systematically repurchase up to 1,000,000 shares of the Company's Common Stock. The Company purchased 25,000 shares and 284,500 shares in fiscal 2000 and 1999 at a cost of $78,000 and $937,000, respectively, under this program. The Company intends to cancel this repurchase program.

    The Company believes that its cash and investment balances and anticipated cash flows from operations will be adequate to finance current operations, anticipated investments, and capital expenditures for at least the next twelve months. However, the Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology, or manufacturing partnerships, equipment financing, and offerings of debt and equity securities.

YEAR 2000 READINESS

    The Company's products, computing, and communications infrastructure systems have operated without year 2000 ("Y2K") related problems to date. The Company is not aware that any of its major customers or third-party suppliers has experienced significant Y2K related problems that would have a material impact on the Company. The total cost to address Y2K was not material to the Company's financial condition.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133" which deferred the effective date provisions of SFAS No. 133 for the Company until fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. However, since the Company currently does not hold any derivative instruments and does not engage in hedging activities, the Company does not expect the adoption of SFAS No. 133 to have a material impact on its results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes that its existing accounting policies are in accordance with the guidance provided in the SAB.

FACTORS AFFECTING FUTURE RESULTS

    As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

    This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements in (i) Item 1 regarding the goals, intended benefits and continued success of the Company's plans to substantially consolidate its operations and outsource its manufacturing operations (the "Restructuring") particularly the goal of reducing expenses; continued growth of the market for communications services; the emergence of new communications carriers; the creation of new market opportunities; the introduction of new telecommunications services; the growing popularity and use of the Internet; the need for virtual private networking capabilities becoming critical; the growth in the requirement for additional bandwidth; the employment of new telecommunications equipment, technology and facilities; the beneficiaries of the trend toward higher bandwidth; developing nations increasingly looking to wireless technology; future growth in the wireless communications industry, particularly in terms of number of subscribers, minutes used, implementation of new systems and the emergence of broadband access; research and development expenditures; and the growth of the market for feature-enhanced network termination and access products; and (ii)
Item 7 regarding the goals and continued success of the Restructuring plan; product features under development; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; and the adequacy of the Company's cash position for the next twelve months. These forward-looking statements involve risks and uncertainties, and it is important to note that Verilink's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 1 and Item 7 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to Verilink as of the date hereof, and Verilink assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q and the Company's Annual Report to Stockholders.

    Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In fiscal 2000, net sales to Nortel, WorldCom, and Ericsson accounted for 30%, 19%, and 3% of the Company's net sales, and the Company's top five customers accounted for 61% of the Company's net sales. In fiscal 1999, net sales to Nortel, WorldCom, and Ericsson accounted for 17%, 27%, and 5% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. In fiscal 1998, net sales to Nortel, WorldCom, and Ericsson accounted for 20%, 31%, and 12% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 64% of the Company's net sales. Percentages of total revenue have been restated for prior periods as if the September 1998 merger of WorldCom and MCI and Ericsson's May 1999 acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business had been in effect for all periods presented. Other than Nortel, WorldCom, and Ericsson, no customer accounted for more than 10% of the Company's net sales in fiscal years 2000, 1999, or 1998. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on net sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in net sales to those customers. In addition, such acquisitions could have in the past and could in the future, result in further concentration of the Company's customers. The Company has in the past experienced significant declines in net sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance that future merger and acquisition activity among the Company's customers will not have a similar adverse affect on the Company's net sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition, and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results."

    Dependence on Outside Contractors. In September 1999, the Company entered into an agreement with a single outside contractor to outsource substantially all of the manufacturing operations previously located in San Jose, including its procurement, assembly, and system integration operations. The products manufactured by the outside contractor located in California generated a majority of the Company's revenues. There can be no assurance that this contractor will continue to meet the Company's future requirements for manufactured products, or that the contractor will not experience quality problems in manufacturing the Company's products. The inability of the Company's contractor to provide the Company with adequate supplies of high quality products could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. The Company is a party to agreements with certain of its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. Several members of the senior management team recently joined the Company and have had only a limited time to work together. The loss of the services of one or more of the Company's executive officers or key personnel, the inability of the management team to work effectively together, or the inability to continue to attract qualified personnel would delay product development cycles or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations.

    Management of Growth. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel may be limited and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of product marketing and engineering personnel and has experienced some delays in filling such positions. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Key Personnel."

    Dependence on Component Availability and Key Suppliers. The Company generally relies upon a contract manufacturer to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. Currently, the Company and third party sub-contractors depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and third party sub-contractors requirements for any such components. The Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations.

    Purchase orders from the Company's customers frequently require delivery quickly after placement of the order. As the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms, and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices, or termination of contracts. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Fluctuations in Quarterly Operating Results."

    Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to Nortel, WorldCom, and Ericsson have varied between quarters by as much as $4.0 million, and orders delayed by these customers had a significant negative impact on the Company's third and fourth quarter results in fiscal 1999. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

    Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations as well as by other vendors of components used in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. Operating results in recent periods have been adversely affected by delays in receipt of significant purchase orders from customers. The Company believes that sales in prior periods have been adversely impacted by merger activities by some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Component Availability and Key Suppliers."

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

    Operating results may also fluctuate due to a variety of factors, particularly:

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

    The Company's products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company's business, financial condition, and results of operations. For example, during the fourth quarter of fiscal 1999, the Company was notified by one of its major customers of an intermittent problem involving one of the Company's products installed in the field. Although the Company identified a firmware fix for this problem and negotiated an agreement with the customer to share in the expense associated with the upgrade, this or similar problems in the future could increase expenses or reduce product acceptance.

    Potential Volatility of Stock Price. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company's common stock. The Company has experienced significant fluctuations in its stock price and share trading volume in the past and may continue to do so.

    Dependence on Recently Introduced Products and New Product Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's AS2000 product line, and the WANsuite(TM) family of integrated access devices introduced during the third quarter of fiscal 2000. The AS2000 product line represented approximately 58% of net sales in fiscal 2000, 67% of net sales in fiscal 1999, and 86% of net sales in fiscal 1998. Sales of WANsuite(TM) products began during the last quarter of fiscal 2000. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations. The market for the Company's products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company's customer base. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

    Competition. The market for telecommunications network access equipment is highly competitive, and the Company expects competition to increase in the future. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Access System product line and WANSuite(TM), and for enterprise devices such as the PRISM, FrameStart(TM), and Lite product lines is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of new product features, price and performance, support for multiple types of communications services, network management, reliability, and quality of customer support. There can be no assurance that the Company's current products and future products under development will be able to compete successfully with respect to these or other factors. The Company's principal competition to date for its current AS2000 and 4000 products has been from Quick Eagle Networks (formerly Digital Link Corporation), ADC Kentrox, a division of ADC Telecommunications, and Larscom, Inc., a subsidiary of Axel Johnson. In addition, the Company experiences substantial competition with its enterprise access and network termination products from companies in the computer networking market and other related markets. These competitors include Premisys Communications, Inc. (now a part of Zhone Technologies), Newbridge Networks Corporation, Visual Networks, Adtran, Inc., and Paradyne Inc. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company believes that the market for basic network termination products is mature, but that the market for feature-enhanced network termination and network access products continues to grow and expand, as more "capability" and

"intelligence" moves outward from the central office to the enterprise. The Company believes that the principal competitive factors in this market are price, feature sets, installed base, and quality of customer support. In this market, the Company primarily competes with Adtran, Quick Eagle Networks, ADC Kentrox, Paradyne, Visual Networks, and Larscom. There can be no assurance that such companies or other competitors will not introduce new products that provide greater functionality and/or at a lower price than the Company's like products. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products.

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

    Reorganization of Sales Force. In July 2000, the Company restructured its sales force from a sales force organized by geographical region to one focused on sales to particular markets and through particular distribution channels. This reorganization may be disruptive to our business and involves numerous uncertainties, including, but not limited to, the increased costs to retrain the sales force in the methods and techniques needed to effectively approach the different markets and distribution channels available for the Company's products, the ability to retain current members of the sales force, the effectiveness of the sales force in closing sales, and the re-allocation of relationships that the sales force may have previously developed with customers in the geographic regions. As a result, the Company expects that the reorganization may have a short-term impact on the Company's sales and results of operations. The transition to a market and distribution channel based sales force may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition, and results of operations.

    Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as Digital Subscriber Lines (DSL), Integrated Services Digital Networks (ISDN), Frame Relay, Asynchronous Transfer Mode (ATM), and Internet Protocols (IP). Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions, and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products, and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and New Product Development."

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

    Risks Associated With Potential Acquisitions and Joint Ventures. An important element of the Company's strategy is to review acquisition prospects and joint venture opportunities that would compliment its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. The Company's management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company's products. The Company may receive communications from third parties asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition, and results of operations could be materially adversely affected.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 30, 2000, the Company's investment portfolio consisted of fixed income securities of $4.1 million. See Note 5 of "Notes to Consolidated Financial Statements." These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

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

                              VERILINK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                                                                                                                   PAGE
                                                                                                                   ----
Report of Independent Accountants.................................................................................. 27
Consolidated Balance Sheets as of June 30, 2000 and June 27, 1999.................................................. 28
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000................ 29
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000................ 30
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2000...... 31
Notes to Consolidated Financial Statements......................................................................... 32
Schedule for each of the three years in the period ended June 30, 2000 included in Item 14(a):
  II-- Valuation and Qualifying Accounts and Reserves.............................................................. 49

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Verilink Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiaries at June 30, 2000 and June 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
---------------------------------------
PricewaterhouseCoopers LLP

Birmingham, Alabama
July 25, 2000

                              VERILINK CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           JUNE 30,     JUNE 27,
                                                                                             2000        1999
                                                                                           --------    --------
                                     ASSETS

Current assets:
   Cash and cash equivalents ...........................................................   $  6,617    $  6,365
   Restricted cash .....................................................................        500         515
   Short-term investments ..............................................................      4,079      11,596
   Accounts receivable, net of allowances of $518 and $205 .............................     15,233       9,161
   Inventories .........................................................................      4,840       6,864
   Notes receivable ....................................................................      1,440       3,561
   Other receivable ....................................................................        515          --
   Deferred tax assets .................................................................      2,638          --
   Other current assets ................................................................        575       2,040
                                                                                           --------    --------
       Total current assets ............................................................     36,437      40,102
Property, plant, and equipment, net ....................................................     10,790       7,706
Restricted cash, long-term .............................................................        500          --
Notes receivable, long-term ............................................................      2,276         697
Goodwill and other intangible assets, net of accumulated amortization of $1,685 and $623      3,203       5,337
Deferred tax assets ....................................................................      4,828          --
Other assets ...........................................................................        686         439
                                                                                           --------    --------
                                                                                           $ 58,720    $ 54,281
                                                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ...................................................   $    600    $     --
   Accounts payable ....................................................................      3,601       2,818
   Accrued expenses ....................................................................      5,884      11,324
                                                                                           --------    --------
       Total current liabilities .......................................................     10,085      14,142
Long-term debt, less current portion above .............................................      3,521          --
                                                                                           --------    --------
       Total liabilities ...............................................................     13,606      14,142
                                                                                           --------    --------
Commitments and contingencies (Note 11)
Stockholders' equity:
   Preferred Stock, $0.01 par value, 1,000,000 shares
      authorized; no shares issued and outstanding .....................................         --          --
   Common Stock, $0.01 par value; 40,000,000 shares
      authorized; 18,307,751 shares issued in 2000 and 17,466,108 shares issued in 1999         183         174
   Additional paid-in capital ..........................................................     50,696      45,902
   Notes receivable from stockholders ..................................................     (1,200)     (1,288)
   Treasury stock; 3,662,523 shares and 3,637,210 shares of Common Stock at cost .......     (8,335)     (8,257)
   Accumulated other comprehensive income (loss) .......................................         36         (15)
   Deferred compensation related to stock options ......................................         --         (86)
   Retained earnings ...................................................................      3,734       3,709
                                                                                           --------    --------
       Total stockholders' equity ......................................................     45,114      40,139
                                                                                           --------    --------
                                                                                           $ 58,720    $ 54,281
                                                                                           ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE YEARS ENDED JUNE 30,
                                                                       --------------------------------
                                                                         2000        1999        1998
                                                                       --------    --------    --------
Net sales ..........................................................   $ 67,661    $ 59,553    $ 50,915
Cost of sales ......................................................     33,963      31,824      25,794
                                                                       --------    --------    --------
Gross profit .......................................................     33,698      27,729      25,121
                                                                       --------    --------    --------
Operating expenses:
   Research and development ........................................      8,950      13,391      12,484
   Selling, general and administrative .............................     22,616      22,709      16,382
   Restructuring charges ...........................................      7,891       3,200          --
   In-process research and development charge related to acquisition         --       3,330          --
                                                                       --------    --------    --------
       Total operating expenses ....................................     39,457      42,630      28,866
                                                                       --------    --------    --------
Loss from operations ...............................................     (5,759)    (14,901)     (3,745)
Interest and other income, net .....................................      1,075       1,235       2,066
                                                                       --------    --------    --------
Loss before income taxes ...........................................     (4,684)    (13,666)     (1,679)
Benefit from income taxes ..........................................     (4,709)         --        (608)
                                                                       --------    --------    --------
Net income (loss) ..................................................   $     25    $(13,666)   $ (1,071)
                                                                       ========    ========    ========
Net income (loss) per share:
   Basic ...........................................................   $   0.00    $  (0.98)   $  (0.08)
                                                                       ========    ========    ========
   Diluted .........................................................   $   0.00    $  (0.98)   $  (0.08)
                                                                       ========    ========    ========
Weighted average common shares:
   Basic ...........................................................     14,238      13,929      13,742
                                                                       ========    ========    ========
   Diluted .........................................................     15,192      13,929      13,742
                                                                       ========    ========    ========




        The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       THREE YEARS ENDED JUNE 27,
                                                                     -------------------------------
                                                                      2000        1999        1998
                                                                     -------    --------    --------
Cash flows from operating activities:
   Net income (loss) .............................................   $    25    $(13,666)   $ (1,071)
   Adjustments to reconcile net income (loss) to net cash
      Provided by (used in) operating activities:
         Depreciation and amortization ...........................     3,876       3,419       2,312
         Deferred income taxes ...................................    (6,311)      1,968        (395)
         Tax benefit from exercise of stock options ..............     1,602          --         271
         Deferred compensation related to stock options ..........        86         165          95
         Net book value of assets charged to restructuring reserve     1,435          --          --
         Accrued interest on notes receivable from stockholders ..       (69)        (63)       (174)
         In-process research and development .....................        --       3,330          --
         Changes in assets and liabilities
            Accounts receivable ..................................    (6,072)       (537)      2,470
            Other receivable .....................................      (515)         --          --
            Inventories ..........................................     2,024        (254)       (447)
            Other assets .........................................     1,218      (1,688)       (964)
            Accounts payable .....................................       783        (662)      1,269
            Accrued expenses .....................................    (5,440)      1,547       1,667
            Income taxes payable .................................        --        (744)        162
                                                                     -------    --------    --------
               Net cash provided by (used in) operating activities    (7,358)     (7,185)      5,195
                                                                     -------    --------    --------
Cash flows from investing activities:
   Purchase of property, plant, and equipment ....................    (7,333)     (2,586)     (2,752)
   Sale (purchase) of short-term investments .....................     7,517      14,515     (23,668)
   Increase in restricted cash ...................................      (485)       (515)         --
   Decrease (increase) in notes receivable .......................       542      (3,561)         --
   Acquisition of TxPort, Inc. and purchase adjustments ..........       (83)    (10,500)         --
                                                                     -------    --------    --------
               Net cash provided by (used in) investing activities       158      (2,647)    (26,420)
                                                                     -------    --------    --------
Cash flows from financing activities:
   Proceeds from long-term debt ..................................     4,121          --          --
   Proceeds from issuance of Common Stock, net ...................     3,201         795         933
   Repurchase of Common Stock ....................................       (78)       (937)         --
   Proceeds from repayment of notes receivable from stockholders .       157          35          --
   Change in comprehensive income ................................        51          --          --
                                                                     -------    --------    --------
               Net cash provided by (used in) financing activities     7,452        (107)        933
                                                                     -------    --------    --------
Net increase (decrease) in cash and cash equivalents .............       252      (9,939)    (20,292)
Cash and cash equivalents at beginning of year ...................     6,365      16,304      36,596
                                                                     -------    --------    --------
Cash and cash equivalents at end of year .........................   $ 6,617    $  6,365    $ 16,304
                                                                     =======    ========    ========
Supplemental disclosures:
   Cash paid for (refund for) income taxes .......................   $ 1,412    $   (307)   $     92




        The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    UNREALIZED
                                                                                       GAIN        DEFERRED
                                                                NOTES                (LOSS) ON   COMPENSATION
                              COMMON STOCK       ADDITIONAL  RECEIVABLE              MARKETABLE     RELATED
                           -------------------     PAID-IN      FROM       TREASURY    EQUITY       TO STOCK    RETAINED
                            SHARES      AMOUNT    CAPITAL   STOCKHOLDERS    STOCK    SECURITIES     OPTIONS     EARNINGS    TOTAL
                           ---------    ------    -------   ------------    -----    ----------     -------     --------   --------
Balance at June 29, 1997 . 16,938,996    $169     $43,908     $(1,086)     $(7,320)     $ (4)        $(346)     $ 18,446   $ 53,767
Issuance of Common
    Stock under stock
    plans ................    235,363       2         931          --           --        --            --            --        933
Amortization of
    deferred
    compensation .........         --      --          --          --           --        --            95            --         95
Accrued interest on
    notes receivable
    from Stockholders ....         --      --          --        (174)          --        --            --            --       (174)
Tax benefit of stock
    options ..............         --      --         271          --           --        --            --            --        271
Unrealized loss on
    marketable equity
    securities ...........         --      --          --          --           --       (11)           --            --        (11)
Net loss .................         --      --          --          --           --        --            --        (1,071)    (1,071)
                           ----------    ----     -------     -------      -------      ----         -----      --------   --------
Balance at June 28, 1998 . 17,174,359     171      45,110      (1,260)      (7,320)      (15)         (251)       17,375     53,810
Issuance of Common
    Stock under stock
    plans ................    291,749       3         792          --           --        --            --            --        795
Purchase of treasury
    stock ................         --      --          --          --         (937)       --            --            --       (937)
Amortization of
    deferred
    compensation .........         --      --          --          --           --        --           165            --        165
Accrued interest on
    notes receivable
    from stockholders ....         --      --          --         (63)          --        --            --            --        (63)
Repayment of notes
    receivable from
    stockholders .........         --      --          --          35           --        --            --            --         35
Net loss .................         --      --          --          --           --        --            --       (13,666)   (13,666)
                           ----------    ----     -------     -------      -------      ----         -----      --------   --------
Balance at June 27, 1999 . 17,466,108     174      45,902      (1,288)      (8,257)      (15)          (86)        3,709     40,139
Issuance of Common
    Stock under stock
    plans ................    841,643       9       3,192          --           --        --            --            --      3,201
Purchase of treasury
    stock ................         --      --          --          --          (78)       --            --            --        (78)
Amortization of
    deferred
    compensation .........         --      --          --          --           --        --            86            --         86
Accrued interest on
    notes receivable
    from stockholders ....         --      --          --         (69)          --        --            --            --        (69)
Repayment of notes
    receivable from
    stockholders .........         --      --          --         157           --        --            --            --        157
Tax benefit of stock
    options ..............         --      --       1,602          --           --        --            --            --      1,602
Unrealized gain on
    marketable equity
    securities ...........         --      --          --          --           --        51            --            --         51
 Net income ..............         --      --          --          --           --        --            --            25         25
                           ----------    ----     -------     -------      -------      ----         -----      --------   --------
Balance at June 30, 2000 . 18,307,751    $183     $50,696     $(1,200)     $(8,335)     $ 36         $  --      $  3,734   $ 45,114
                           ==========    ====     =======     =======      =======      ====         =====      ========   ========

For fiscal 2000, comprehensive income of $76 consists of $51 unrealized gain on marketable equity securities and net income of $25. Comprehensive loss for fiscal 1999 consists of the net loss of $(13,666) and comprehensive loss of $(1,082) for fiscal 1998 consists of $(11) unrealized loss on marketable equity securities and net loss of $(1,071).

        The accompanying notes are an integral part of these consolidated financial statements.

                              VERILINK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 2000

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    Verilink Corporation (the "Company"), a Delaware Corporation, was incorporated in 1982. The Company develops, manufactures and markets integrated access products and customer premise equipment products (CPE) for use by telecommunications network service providers ("NSPs") and corporate end users on wide area networks ("WANs"). The Company's integrated network access and customer premise equipment products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks.

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

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Canada, the United Kingdom, and Barbados. All significant intercompany accounts and transactions have been eliminated.

    In November 1999, the Board of Directors approved the change in the Company's fiscal year end from the Sunday nearest to June 30 to the Friday nearest to June 30, beginning with fiscal year 2000. As a result, fiscal 2000 commenced on Monday, June 28, 1999 and ended on Friday, June 30, 2000. Additionally, fiscal 2000 consisted of 53 weeks with a 14-week period for Q1 as compared to 13 weeks for all other quarterly periods. Fiscal years 1999 and 1998 ended June 27 and June 28, respectively, and consisted of 52 weeks. References to 2000, 1999, and 1998 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

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

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining lease term. In fiscal 2000, the Company acquired a building that will be placed in service during fiscal 2001. Depreciation on the building will be computed using the straight-line method over the estimated useful life of 25 years.

REVENUE RECOGNITION

    The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. The Company accrues related product return reserves, warranty, and royalty expenses at the time of sale. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to sales to the distributor or reseller over a prior six-month period. The Company warrants its products for a five-year period.

    The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company's sales:

                                           THREE YEARS
                                          ENDED JUNE 30,
                                       --------------------
                                       2000    1999    1998
                                       ----    ----    ----
Nortel Networks ...................     30%     17%     20%
WorldCom (*) ......................     19%     27%     31%
Ericsson (**) .....................     --      --      12%

----------

 (*) In September 1998, WorldCom and MCI completed their merger and now operate under the name WorldCom. Percentages of total revenue have been restated for 1999 and prior years as if the merger had been in effect for all periods presented.

(**) In May 1999, Ericsson completed its acquisition of Qualcomm's terrestrial Code Division Multiple Access wireless infrastructure business. Percentages of total revenue have been restated for fiscal 1999 and prior years as if the acquisition had been in effect for all periods presented.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company's trade accounts receivables are derived from sales to customers primarily in North America. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit losses based upon the expected collectability of the accounts receivable. Historically such losses have been immaterial.

    The following table summarizes accounts receivable from customers comprising 10% or more of the gross accounts receivable balance as of the dates indicated:

                                      JUNE 30,    JUNE 27,    JUNE 28,
                                        2000        1999        1998
                                        ----        ----        ----
Nortel Networks ................         42%         12%         26%
WorldCom (*) ...................         18%         16%         26%
Ericsson (**) ..................         --          --          19%

----------

 (*) In September 1998, WorldCom and MCI completed their merger and now operate under the name WorldCom. Percentages of total revenue have been restated for 1999 and prior years as if the merger had been in effect for all periods presented.

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

EARNINGS PER SHARE

    Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income
(loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average price of the Company's Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share for the years ended June 30, 2000, June 27, 1999, and June 28, 1998.

                                                               2000         1999          1998
                                                              -------     --------      --------
Net income (loss) as reported [numerator] ...............     $    25     $(13,666)     $ (1,071)
                                                              -------     --------      --------
Shares calculation [denominator]:
Weighted shares outstanding-- Basic .....................      14,238       13,929        13,742
Effect of dilutive securities:
Potential common stock from the exercise of stock options         954           --            --
                                                              -------     --------      --------
Weighted shares outstanding-- Diluted ...................      15,192       13,929        13,742
                                                              =======     ========      ========
Basic net income (loss) per share .......................     $  0.00     $  (0.98)     $  (0.08)
                                                              =======     ========      ========
Diluted net income (loss) per share .....................     $  0.00     $  (0.98)     $  (0.08)
                                                              =======     ========      ========

    Options to purchase 906,083, 2,855,405, and 1,833,134 shares of common stock were outstanding at June 30, 2000, June 27, 1999, and June 28, 1998, respectively, but were not included in the computation of diluted net income
(loss) per share because inclusion of such options would have been antidilutive.

COMPREHENSIVE INCOME (LOSS)

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") during fiscal 1999. FAS 130 established standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net income/loss and unrealized gain/loss on available-for-sale securities, and is presented in the Consolidated Statement of Stockholders' Equity.

SEGMENT INFORMATION

    During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is organized and operates as one operating segment and is engaged in the development, manufacture and marketing of integrated access products for telecommunications network service providers and corporate end users. The Company also operates primarily in one geographic area, the United States.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133," which deferred the effective date provisions of SFAS No. 133 for the Company until fiscal 2000. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company currently does not hold derivative instruments or engage in hedging activities.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes that its existing accounting policies are in accordance with the guidance provided in the SAB.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable, and accrued liabilities, as presented in the financial statements, approximate fair value based on the short-term nature of these instruments.

GOODWILL AND OTHER PURCHASED INTANGIBLES

    Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles are amortized on a straight-line basis over the estimated economic lives, which range from three to ten years. Amortization expense relating to goodwill and other intangible assets was $1,062,000 and $623,000 for fiscal 2000 and 1999, respectively. No amortization expense with respect to goodwill and other intangible assets was recognized in 1998.

LONG-TERM ASSETS

    The Company periodically reviews the recoverability of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the fiscal 2000 financial statement presentation.

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

    At the time of the acquisition, the Company was involved in research and development projects in relation to three areas, enhancement and augmentation of the CSU product line, enhancement and augmentation of the CSU/DSU product line and development of packet and frame aware CSU/DSU products along with a virtual private network product. The in-process research and development of $3.3 million, which was expensed at the acquisition date, represented the estimated current fair market value of the research and development projects which had not reached technological feasibility and had no alternative future uses at the date of acquisition. The value of in-process research and development was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion. The net cash flows from the identified projects were based on management estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. The research and development costs included in the model reflect costs to sustain the project, but exclude costs to bring the in-process project to technological feasibility. The estimated revenues were based on management projections for the projects. Projected gross margins reflect recent historical performance of other Company products and are in line with industry expectations. The estimated selling, general and administrative costs, and research and development costs were estimated excluding synergies expected from the acquisition.

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

    The results of the operations of TxPort have been included with those of the Company from the date of acquisition. Intangible assets have been recorded as other assets, and are being amortized over the estimated useful lives ranging from three to ten years. The allocation of the purchase price was as follows (in thousands):

         In-process research and development ..................     $  3,330
         Intangible assets ....................................        5,960
         Accounts receivable ..................................        2,632
         Inventories ..........................................        1,710
         Other assets .........................................           10
         Property and equipment ...............................          841
         Liabilities assumed ..................................       (3,983)
                                                                    --------
                   Total ......................................     $ 10,500
                                                                    ========


    The total purchase price is as follows:

         Cash payment .........................................     $ 10,000
         Other expenses .......................................          500
                                                                    --------
                   Total ......................................     $ 10,500
                                                                    ========

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

                                                                   YEAR ENDED
                                                             ---------------------
                                                             JUNE 27,     JUNE 28,
                                                               1999         1998
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)

         Pro forma net sales ...........................     $ 67,413      $75,136
         Pro forma net income (loss) ...................     $(11,396)     $    70
         Pro forma net income (loss) per share-- Basic .     $  (0.82)     $  0.01
         Pro forma net income (loss) per share-- Diluted     $  (0.82)     $  0.01
         Shares used in per share computation-- Basic ..       13,929       13,742
         Shares used in per share computation-- Diluted        13,929       14,223

NOTE 3 -- RESTRUCTURING CHARGES:

     In July 1999, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama and outsource its San Jose-based manufacturing operations. The Company recorded net charges of $8.0 million in fiscal 2000 in connection with these restructuring activities that included: (1) severance and other termination benefits for the approximately 135 San Jose-based employees who were involuntarily terminated, (2) the termination of certain facility leases, (3) the write-down of certain impaired assets, and
(4) non-recurring retention bonuses offered to involuntarily terminated employees to support the transition from California to Alabama. The components of the restructuring charge, activity during fiscal 2000, and the remaining accrual at June 30, 2000 are as follows:

                              RESTRUCTURING RESERVE
                                 (IN THOUSANDS)

                                                             WRITE-DOWN
                                                  LEASE       IMPAIRED     RETENTION
                                    SEVERANCE  TERMINATIONS    ASSETS       BONUSES       TOTAL
Restructuring charges ..........     $ 2,180      $ 1,442      $ 1,519      $ 2,900      $ 8,041
Amounts charged against reserves      (2,176)      (1,442)      (1,591)      (2,900)      (8,109)
Cash received on disposals .....          --           --           72           --           72
                                     -------      -------      -------      -------      -------
    Balance, June 30, 2000 .....     $     4      $    --      $    --      $    --      $     4
                                     =======      =======      =======      =======      =======


    In March 1999, the Company recorded a restructuring charge of $3,200,000 in connection with the streamlining of its operations and the elimination of redundant functions. The action included consolidating certain manufacturing activities, combining sales and marketing functions, and integrating certain research and development activities. This resulted in a reduction in workforce of approximately 52 employees, or 13% of the Company's total workforce. The Company recorded a net credit of $150,000 in fiscal 2000 as a result of adjustments made to this reserve. The components of the restructuring charge, net of credits, the activity during fiscal 1999 and 2000, and the remaining accrual at June 30, 2000 are as follows:

                              RESTRUCTURING RESERVE
                                 (IN THOUSANDS)

                                 REDUCTION IN    OTHER
                                   WORKFORCE     COST        TOTAL
                                    -------      -----      -------
Restructuring charge ..........     $ 2,916      $ 284      $ 3,200
Amounts charged against reserve      (2,571)      (282)      (2,853)
                                    -------      -----      -------
    Balance, June 27, 1999 ....         345          2          347
Amounts charged against reserve        (190)        --         (190)
Reserve on employee note ......          --         (2)          (2)
Reverse excess reserve ........        (150)        --         (150)
                                    -------      -----      -------
    Balance, June 30, 2000 ....     $     5      $  --      $     5
                                    =======      =====      =======

    The charge for reduction in workforce includes severance, related medical benefits and other termination benefits or obligations to employees. The workforce reductions were in the sales, marketing, engineering and operations functions, and impacted employees in both California and Alabama.

    The charge for other restructuring costs primarily relates to the reserve of employee loans who were part of the reduction in workforce. Other than payment of ongoing non-salary employee benefit costs, the restructuring activities were substantially completed as of June 27, 1999.

NOTE 4 -- BALANCE SHEET COMPONENTS:

                                                      JUNE 30,      JUNE 27,
                                                        2000          1999
                                                      --------      --------
INVENTORIES:
   Raw materials ................................     $  1,517      $  3,453
   Work-in-process ..............................           --         1,309
   Finished goods ...............................        3,323         2,102
                                                      --------      --------
                                                      $  4,840      $  6,864
                                                      ========      ========
PROPERTY, PLANT, AND EQUIPMENT:
   Land .........................................     $  1,400      $     --
   Building .....................................        5,064            --
   Furniture, fixtures and office equipment .....       10,402        11,105
   Machinery and equipment ......................        5,539         5,517
   Construction in progress .....................           33            --
   Leasehold improvements .......................          251         2,894
                                                      --------      --------
                                                        22,689        19,516
   Less: Accumulated depreciation and
         amortization ...........................      (11,899)      (11,810)
                                                      --------      --------
                                                      $ 10,790      $  7,706
                                                      ========      ========
ACCRUED EXPENSES:
   Compensation and related benefits ............     $  1,972      $  2,631
   Warranty .....................................        1,125         1,877
   Other ........................................        2,787         6,816
                                                      --------      --------
                                                      $  5,884      $ 11,324
                                                      ========      ========

NOTE 5 -- RESTRICTED CASH AND SHORT-TERM INVESTMENTS:

    As of June 30, 2000 and June 27, 1999, the Company had restricted cash, both current and long-term, in the form of certificates of deposit, totaling $1,000,000 and $515,000, respectively. The cash restricted at June 30, 2000 is additional security on long-term debt as discussed in Note 6 below. The cash restricted at June 27, 1999 relates to a guarantee provided by the Company to a bank to secure a director's borrowings from that bank. In January 2000, the director repaid the borrowings to the bank, and the guarantee and certificate of deposit were released.

    The Company's short-term investments consist primarily of municipal and corporate bonds, and auction rate preferred stock and are stated at fair value in the accompanying balance sheet.

NOTE 6 -- LONG-TERM DEBT:

    In connection with the acquisition of a new headquarters facility located in Huntsville, Alabama on June 30, 2000, the Company entered into a loan agreement with Regions Bank to borrow up to $6 million to finance the purchase of the property and to make improvements thereon. The loan agreement requires a first mortgage on the property and the assignment of two $500,000 certificates of deposit as security for amounts advanced under this agreement. The first $500,000 certificate of deposit will be released on June 30, 2001 if after-tax profits for that year exceed a minimum amount. The bank will release the second $500,000 certificate of deposit on June 30, 2002 if the Company achieves certain after-tax profits.

    The Company is required to make monthly principal payments of $50,000 plus accrued interest at the rate of 225 basis points over the 30 day London inter-bank offered rate. However, the interest rate on amounts outstanding secured by the two certificates of deposit is the certificate of deposit rate plus one-half percent (1/2%). The non-current portion of long-term debt is payable as follows:

FISCAL YEAR,
-----------
   2002.......................................................      $   600
   2003.......................................................          600
   2004.......................................................          600
   2005.......................................................        1,721
                                                                    -------
   Total......................................................      $ 3,521
                                                                    =======

NOTE 7 -- COMMON STOCK:

    During fiscal 2000 and fiscal 1999, the Company repurchased 25,000 and 284,500 shares, respectively, of Common Stock on the open market at prices ranging from $2.56 to $3.84 per share.

NOTE 8 -- INCOME TAXES:

    The provision (benefit) for income taxes consists of the following (in thousands):

                                              THREE YEARS ENDED JUNE 30,
                                        -------------------------------------
                                          2000           1999          1998
                                        --------       --------      --------
Current:
   Federal ........................     $     --       $     --      $   (313)
   State ..........................           --             --           100
                                        --------       --------      --------
                                              --             --          (213)

Deferred:
   Federal ........................       (1,135)        (3,047)         (283)
   State ..........................         (150)          (377)         (112)
   Change in valuation allowance ..       (3,424)         3,424            --
                                        --------       --------      --------
                                          (4,709)            --          (395)
                                        --------       --------      --------
                                        $ (4,709)      $     --      $   (608)
                                        ========       ========      ========

    The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows:

                                              THREE YEARS ENDED JUNE 30,
                                        -------------------------------------
                                          2000           1999          1998
                                        --------       --------      --------
Provision at statutory rate .......        (34.0)%        (34.0)%       (34.0)%
State taxes, net of federal benefit         (4.3)            --           3.9
Change in valuation allowance .....        (69.7)          25.1            --
Credits ...........................         (2.2)          (1.9)         (2.7)
In-process research and development           --            8.3            --
Goodwill amortization .............          7.7            1.5            --
Other .............................          2.0            1.0          (3.4)
                                        --------       --------      --------
                                          (100.5)%          0.0%        (36.2)%
                                        ========       ========      ========

    Deferred tax assets comprise the following (in thousands):

                                                        JUNE 30,     JUNE 27,
                                                          2000         1999
                                                        -------      -------
Net operating loss ................................     $ 4,821      $ 1,124
Credit carryforwards ..............................         582          479
Inventory reserves ................................       1,182          773
Warranty ..........................................         459          514
Other reserves and accruals .......................         650        1,476
Depreciation ......................................        (451)         116
Other .............................................         223           97
                                                        -------      -------
Total deferred tax assets .........................       7,466        4,579
Valuation allowance ...............................          --       (4,579)
                                                        -------      -------
Net deferred tax assets ...........................     $ 7,466      $    --
                                                        =======      =======


    As of June 30, 2000, management believes that due to available objective evidence, including the return to profitability during the last half of the fiscal year, it is more likely than not that the deferred tax assets will be realized. Accordingly, the full valuation allowance established against its deferred tax assets in fiscal 1999 was reversed in fiscal 2000. Of the amount reversed, $1,155,000 related to the deferred tax assets of an acquired business. This amount was used to reduce costs in excess of net assets of the acquired company.

    At June 30, 2000, the Company had net operating loss carryforwards of approximately $13 million for federal income tax purposes, which expire in the year 2020, and $2,900,000 for state income tax purposes, which expire in 2005 and 2006. The Company also had credit carryforwards of $500,000 available to offset future income which expire in 2006 through 2020.

    The Tax Reform Act of 1996 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

NOTE 9 -- EMPLOYEE BENEFIT PLANS:

    The 1993 Amended and Restated Stock Option Plan (the "1993 Plan") was approved by the Board of Directors in March 1993. During fiscal 1996, the 1989 Directors Stock Option Plan (the "1989 Plan") was terminated and all options outstanding and available for grant under the 1989 Plan were incorporated into the 1993 Plan. As of June 30, 2000, a total of 6,800,000 shares of Common Stock had been reserved for issuance under the 1993 Plan to eligible employees, officers, directors, independent contractors and consultants upon the exercise of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). Options granted under the 1993 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan are exercisable immediately and generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

    The following summarizes stock option activity under the Company's 1993
Plan:

                                                                        WEIGHTED
                                         SHARES                         AVERAGE
                                        AVAILABLE        OPTIONS        EXERCISE
                                        FOR GRANT      OUTSTANDING        PRICE
                                        ----------      ----------      ----------
BALANCE AT JUNE 29, 1997 ..........        778,253       1,571,676      $     6.98
   Granted ........................       (608,650)        608,650            7.39
   Exercised ......................             --        (119,332)           1.44
   Canceled .......................        227,860        (227,860)           7.12
                                        ----------      ----------
BALANCE AT JUNE 28, 1998 ..........        397,463       1,833,134            7.46
   Approved .......................      2,000,000              --              --
   Granted ........................     (2,198,519)      2,198,519            4.03
   Exercised ......................             --        (117,489)           1.03
   Canceled .......................      1,058,759      (1,058,759)           8.15
                                        ----------      ----------
BALANCE AT JUNE 27, 1999 ..........      1,257,703       2,855,405            4.83
   Approved .......................        750,000              --              --
   Granted ........................     (2,947,550)      2,947,550            5.06
   Exercised ......................             --        (665,622)           4.15
   Repurchased ....................             --             588             .88
   Canceled .......................      1,448,390      (1,448,390)           6.19
                                        ----------      ----------
BALANCE AT JUNE 30, 2000 ..........        508,543       3,689,531      $     4.83
                                        ==========      ==========

    The following table summarizes information concerning outstanding and vested stock options as of June 30, 2000:

                                        OPTIONS OUTSTANDING                   OPTIONS VESTED
                          ---------------------------------------------   -----------------------
                                            WEIGHTED          WEIGHTED                   WEIGHTED
                                             AVERAGE           AVERAGE                    AVERAGE
    RANGE OF                NUMBER           REMAINING         EXERCISE    NUMBER        EXERCISE
 EXERCISE PRICES          OUTSTANDING    CONTRACTUAL LIFE       PRICE      VESTED          PRICE
------------------        -----------    ----------------     ---------   ---------     ---------
$  0.50  -- $ 2.13           551,188            8.93           $ 1.90        52,188       $  .82
$  2.25  -- $ 2.25           778,000            9.34             2.25            --           --
$  2.38  -- $ 3.06           659,686            9.23             2.76        95,945         2.87
$  3.19  -- $ 3.56           680,650            8.62             3.42       167,393         3.39
$  3.75  -- $10.63           684,257            9.33             8.85        81,115         6.79
$ 10.88  -- $19.75           335,750            7.59            11.91       100,000        11.94
                           ---------                                      ---------
$  0.50  -- $19.75         3,689,531            8.96             4.61       496,641         5.30
                           =========                                      =========

1996 EMPLOYEE STOCK PURCHASE PLAN

    In April 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 500,000 shares of Common Stock have been reserved for issuance. In May 2000, the Company increased the number of shares available for issuance under this plan from 500,000 to 600,000. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. The Purchase Plan provides for successive offering periods with a maximum duration of 24 months. Each offering period is divided into two consecutive semi-annual purchase periods. The price at which Common Stock is purchased under the Purchase Plan is equal to 85% of the fair value of the Common Stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. During fiscal 2000, 1999, and 1998, a total of 175,921, 174,260, and 116,031 shares of Common Stock were issued under the Purchase Plan at an average purchase price of $2.50, $3.88, and $6.39, respectively.

ESTIMATED FAIR VALUE AWARDS UNDER THE COMPANY'S STOCK PLANS

    The weighted average estimated grant date fair value, as defined by SFAS 123, of options granted during fiscal 2000, 1999, and 1998 under the Company's stock option plan was $2.71, $1.79, and $3.17, respectively. The weighted average estimated grant date fair value of Common Stock issued pursuant to the Company's employee stock purchase plan during fiscal 2000, 1999, and 1998 was $1.63, $2.30, and $1.91, respectively. The estimated grant date fair values disclosed by the Company are calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

    The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                        2000     1999    1998
                                                        ----     ----    ----
STOCK OPTION PLAN:
  Expected dividend yield........................       0.0%      0.0%     0.0%
  Expected stock price volatility................       106%       73%      70%
  Risk free interest rate........................      6.05%     4.80%    5.58%
  Expected life (years)..........................      2.59      2.40     2.32

STOCK PURCHASE PLAN:
  Expected dividend yield........................       0.0%      0.0%     0.0%
  Expected stock price volatility................       106%       73%      70%
  Risk free interest rate........................      5.44%     4.69%    5.31%
  Expected life (years)..........................       .50       .50      .50

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

    Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and stock purchase plan, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below for the years ended June 30, 2000, June 27, 1999, and June 28, 1998 (in thousands, except per share amounts):

                                                     2000         1999          1998
                                                  ----------   ----------    ----------
Net income (loss) as reported .................   $       25   $  (13,666)   $   (1,071)
Pro forma net income (loss) ...................   $   (1,298)  $  (14,719)   $   (2,753)

Basic net income (loss) per share as reported..   $     0.00   $    (0.98)   $    (0.08)
Diluted net income (loss) per share as reported   $     0.00   $    (0.98)   $    (0.08)

Pro forma basic net income (loss) per share ...   $    (0.09)  $    (1.06)   $    (0.20)
Pro forma diluted net income (loss) per share..   $    (0.09)  $    (1.06)   $    (0.20)

    The pro forma effect on net income (loss) and net income (loss) per share is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

    The Company has recorded compensation expense for the difference between the grant price and deemed fair market value of the Company's Common Stock for options granted in January and February 1996. Such compensation expense was $86,000, $165,000, and $95,000 for fiscal 2000, 1999, and 1998, respectively, and totaled approximately $968,000 over the vesting period of four years.

    Awards under the Company's profit sharing plan are based on achieving targeted levels of profitability. The Company provided for awards of $92,000 and $35,000 in fiscal 2000 and 1998, respectively. No expense was incurred under the plan in fiscal 1999.

NOTE 10 -- RELATED PARTY TRANSACTIONS:

    During fiscal 2000, the Company advanced $1,028,000 for housing assistance loans and other loans to three executive officers in connection with their offers of employment. These advances bear no interest and should be repaid based upon the occurrence of certain events in the future. Included in this total are advances of $600,000 that could be forgiven if the executives' employment terminates and the value of vested stock options have not exceeded a minimum amount. Additional advances totaling $672,000 will be made in fiscal 2001 to these officers as part of the housing assistance loans. As of June 30, 2000, these advances were included in long-term notes receivable at a discounted value of $832,000.

    In September 1993, the Company issued 1,600,000 shares of Common Stock to one of its principal stockholders in exchange for a note totaling $800,000 with the issued shares of Common Stock securing the note. Through subsequent note modifications in February 1998 and September 1999, repayments on the $800,000 note which bears interest at 5% per annum will commence in September 2000 and continue through maturity in March 2002. As of June 30, 2000, $1,123,000 of principal and interest was outstanding and included in notes receivable from stockholders. Shares of Common Stock of the Company secure this note per the note modification agreement entered into in September 1999. In April 2000, the number of shares held by the Company as security for this note was decreased to 600,000 shares.

    In September 1998, the Company approved a loan facility of up to $1.0 million to a principal stockholder and director in return for a note that bears interest at 6% per annum and that had an original maturity date of December 31, 1998. The maturity date was extended to June 30, 2000 by agreements in January 1999 and September 1999. On March 30, 2000, the note and accrued interest were paid in full.

    In February 1999, the Company approved an additional loan facility of up to $3.0 million to the same principal stockholder and director in return for a note that bears interest at 6% per annum and that had an original maturity date of March 1, 2000. Additionally, all or a portion of the aforementioned facility may be made available through guarantees by the Company of third party loans. The September 1999 note modification agreement requires repayment on this note to commence in September 2000 and to continue through maturity in March 2002. As of June 30, 2000, $2,698,000 of principal and interest was outstanding. This facility is secured by an interest in Baytech Associates ("Baytech"). Baytech is owned by two stockholders who hold an aggregate of 32% of the Company's Common Stock and who are also directors of the Company.

    Included in notes receivable, long term as of June 30, 2000 and June 27, 1999 are advances of $502,000 due from certain former officers of the Company. These advances bear interest at varying rates up to 7.5%, with various maturities to August 2002.

    From November 1995 through February 1996, the Company made loans to certain executives, employees, and directors pursuant to the Company's 1993 Stock Option Plan with maturity dates ranging from November 2000 to February 2001 and bearing interest at 5%. During fiscal 2000 and 1999, a total of $157,000 and $35,000, respectively, for principal and interest on such loans were repaid. As of June 30, 2000, the remaining outstanding balance on these loans is $78,000.

    The Company leased its principal headquarters facility and its manufacturing facility in San Jose, California from Baytech under operating leases expiring in April 2001 and November 2001, respectively. In January 2000 following the relocation of the Company's principal headquarters to Huntsville, Alabama, the Company paid Baytech $1,189,000 to terminate these leases effective as of January 1, 2000. In fiscal 2000 and 1999, the Company loaned Baytech funds totaling $153,000 and $417,000, respectively, for leasehold improvements and rent obligations in consideration of certain lease concessions made by Baytech to the Company. These advances were repaid during fiscal 2000, and as of June 30, 2000, no amounts are outstanding. During fiscal 2000, 1999, and 1998, rent expense under these leases totaled $585,000, $690,000, and $428,000, respectively.

    During fiscal 1997, the Company entered into an agreement with RISC Communication Network Systems ("RC Networks") which provided for the performance of research and development services by RC Networks on behalf of the Company. RC Networks is owned in part by Baytech Associates and a former director of the Company. No payments were made to RC Networks during fiscal 2000. During fiscal 1999 and 1998, the Company paid $99,000 and $1,260,000, respectively to RC Networks for research and development services.

    The Company paid approximately $36,000, $50,000 and $240,000 to outside directors during fiscal 2000, 1999, and 1998, respectively for consulting services.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES:

    The Company leases its headquarters and manufacturing buildings outside Huntsville, Alabama under non-cancelable operating leases that expire on various dates ranging from February 2001 through June 2002. The Company also leases other office space and equipment under operating leases that expire on various dates from July 2000 through December 2003.

    Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                                                    OPERATING
FISCAL YEAR,                                                          LEASES
------------                                                        ---------
2001...........................................................       $  607
2002...........................................................          233
2003...........................................................           53
2004...........................................................           21
                                                                      ------
Total minimum lease payments...................................       $  914
                                                                      ======

    Rent expense under all non-cancelable operating leases totaled $1,384,000, $1,391,000, and $873,000 for fiscal 2000, 1999, and 1998, respectively.

    As of June 30, 2000, the Company had approximately $997,000 of outstanding purchase commitments for inventory and inventory components.

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

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

(C) EXHIBITS

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

     10.33 Severance Agreement between the Registrant and Thomas A. Flak dated August 20, 1999.(7)

     10.34        Severance Agreement between the Registrant and Stephen G.
                  Heinen dated July 19, 1999.(7)

     10.35 Severance Agreement between the Registrant and Henry L. Tinker dated July 19, 1999.(7)

     10.36+       Purchase Agreement between the Registrant and Wellex
                  Corporation.(7)

   EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------

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

     10.39 Lease Agreement between the Registrant and Industrial Properties of the South for 129 Jetplex Circle, dated January 19, 1995.(7)

     10.40 Promissory Note Modification Agreement of Leigh S. Belden dated September 22, 1999.(7)

     10.41        Lease Agreement between the Registrant and Baytech
                  Associates, a California general partnership, effective May 1, 1999.(7)

     10.42 Sublease Agreement between the Registrant and Baytech Associates, a California general partnership, dated August 1999.(7)

     10.43 Bonus Agreement between the Registrant and Graham G. Pattison dated September 21, 1999.(7)

     10.44* Employment Agreement between the Registrant and Michael L. Reiff dated October 25, 1999.(8)

     10.45 Termination of Lease agreement dated January 3, 2000 between the Registrant and Baytech Associates.(8)

     10.46 Employment Agreement between the Registrant and Todd Westbrook dated February 1, 2000.(9)

     10.47        Employment Agreement between the Registrant and Edward A.
                  Etzel dated March 27, 2000.(9)

     10.48 Addendum No. 3 to Lease Agreement dated July 26, 2000 to the Lease Agreement between the Registrant and Industrial Properties of the South for 127 Jetplex Circle, dated July 23, 1993.(10)

     10.49 Addendum No. 5 to Lease Agreement dated July 26, 2000 to the Lease Agreement between the Registrant and Industrial Properties of the South for 9668 Highway 20 West, dated July 23, 1993.(10)

     10.50* First Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan.(10)

     10.51* First Amendment to the Verilink Corporation Amended and Restated 1993 Stock Option Plan.(10)

     10.52* Employment Agreement between the Registrant and Ronald G. Sibold dated May 3, 2000.(10)

     23.1         Consent of PricewaterhouseCoopers LLP.(10)

     27.1         Financial Data Schedule.(10)

----------

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

(7) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 27, 1999.

(8) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended December 31, 1999.

(9) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended March 31, 2000.

(10) Filed herewith.

 *    Management contracts or compensatory plans or arrangements.
 +    Confidential treatment granted as to portions of this exhibit.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                             BALANCE AT     ASSUMED ON     ADDITIONS      DEDUCTIONS      BALANCE AT
                                              BEGINNING  THE ACQUISITION   CHARGED TO        FROM             END
                                              OF YEAR     OF TXPORT, INC.    INCOME         RESERVES        OF YEAR
                                              -------     ---------------    ------         --------        -------
Inventory Reserves
  Year ended June 30, 2000 ...........         $3,360         $   --         $  575         $(1,064)         $2,871
  Year ended June 27, 1999 ...........         $1,088         $1,450         $1,783         $  (961)         $3,360
  Year ended June 28, 1998 ...........         $  923         $   --         $  165         $    --          $1,088

Allowance for Doubtful Accounts
  Year ended June 30, 2000 ...........         $  205         $   --         $  340         $   (27)         $  518
  Year ended June 27, 1999 ...........         $   62         $  143         $   --         $    --          $  205
  Year ended June 28, 1998 ...........         $   76         $   --         $   --         $   (14)         $   62

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Verilink Corporation



September 15, 2000                  By: /s/ GRAHAM G. PATTISON
                                        ----------------------------------------
                                                 Graham G. Pattison
                                         President, Chief Executive Officer
                                                    and Director

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

                   SIGNATURE                                             TITLE                                    DATE
                   ---------                                             -----                                    ----
/s/      GRAHAM G. PATTISON                          President, Chief Executive Officer and Director          September 15, 2000
-------------------------------------------------    (Principal Executive Officer)
Graham G. Pattison

/s/      RONALD G. SIBOLD                            Vice President and Chief Financial Officer               September 15, 2000
-------------------------------------------------    (Principal Financial and Accounting Officer)
Ronald G. Sibold

/s/      HOWARD ORINGER                              Chairman of the Board of Directors                       September 15, 2000
-------------------------------------------------
Howard Oringer

/s/      STEVEN C. TAYLOR                            Vice Chairman of the Board of Directors                  September 15, 2000
-------------------------------------------------
Steven C. Taylor

/s/      LEIGH S. BELDEN                             Director                                                 September 15, 2000
-------------------------------------------------
Leigh S. Belden

/s/      JOHN E. MAJOR                               Director                                                 September 15, 2000
-------------------------------------------------
John E. Major

/s/      JOHN A. MCGUIRE                             Director                                                 September 15, 2000
-------------------------------------------------
John A. McGuire

                                  EXHIBIT INDEX

   EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------

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

     10.31        Severance Agreement between the Registrant and Stephen M.
                  Tennis dated April 9, 1999.(6)

     10.32 Severance Agreement between the Registrant and John C. Batty dated July 19, 1999.(7)

     10.33 Severance Agreement between the Registrant and Thomas A. Flak dated August 20, 1999.(7)

     10.34        Severance Agreement between the Registrant and Stephen G.
                  Heinen dated July 19, 1999.(7)

     10.35 Severance Agreement between the Registrant and Henry L. Tinker dated July 19, 1999.(7)

   EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------

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

     10.39 Lease Agreement between the Registrant and Industrial Properties of the South for 129 Jetplex Circle, dated January 19, 1995.(7)

     10.40 Promissory Note Modification Agreement of Leigh S. Belden dated September 22, 1999.(7)

     10.41 Lease Agreement between the Registrant and Baytech Associates, a California general partnership, effective May 1, 1999.(7)

     10.42 Sublease Agreement between the Registrant and Baytech Associates, a California general partnership, dated August 1999.(7)

     10.43 Bonus Agreement between the Registrant and Graham G. Pattison dated September 21, 1999.(7)

     10.44* Employment Agreement between the Registrant and Michael L. Reiff dated October 25, 1999.(8)

     10.45 Termination of Lease agreement dated January 3, 2000 between the Registrant and Baytech Associates.(8)

     10.46 Employment Agreement between the Registrant and Todd Westbrook dated February 1, 2000.(9)

     10.47        Employment Agreement between the Registrant and Edward A.
                  Etzel dated March 27, 2000.(9)

     10.48 Addendum No. 3 to Lease Agreement dated July 26, 2000 to the Lease Agreement between the Registrant and Industrial Properties of the South for 127 Jetplex Circle, dated July 23, 1993.(10)

     10.49 Addendum No. 5 to Lease Agreement dated July 26, 2000 to the Lease Agreement between the Registrant and Industrial Properties of the South for 9668 Highway 20 West, dated July 23, 1993.(10)

     10.50* First Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan.(10)

     10.51* First Amendment to the Verilink Corporation Amended and Restated 1993 Stock Option Plan.(10)

     10.52* Employment Agreement between the Registrant and Ronald G. Sibold dated May 3, 2000.(10)

     23.1         Consent of PricewaterhouseCoopers LLP.(10)

     27.1         Financial Data Schedule.(10)

----------

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

(7) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a), "Exhibits," of Registrant's Report on Form 10-K for the fiscal year ended June 27, 1999.

(8) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended December 31, 1999.

(9) Incorporated by reference to identically numbered exhibit filed in response to Item 6(a), "Exhibits and Reports on Form 8-K" for the quarterly period ended March 31, 2000.

(10) Filed herewith.

 *    Management contracts or compensatory plans or arrangements.
 +    Confidential treatment granted as to portions of this exhibit.