Form 10-Q
period 2000-09-29
VERILINK CORP
filed 2000-11-13
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ].

The number of shares outstanding of the issuer's common stock as of October 27, 2000 was 14,717,591.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q

                                                                         Page No.
                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Statements of Operations for the            3
         three months ended September 29, 2000 and October 1, 1999

         Condensed Consolidated Balance Sheets as of                        4
         September 29, 2000 and June 30, 2000

         Condensed Consolidated Statements of Cash Flows for                5
         the three months ended September 29, 2000 and October 1, 1999

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of                            9
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        20


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                             21

Item 6.  Exhibits and Reports on Form 8-K                                  21

SIGNATURE                                                                  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended
                                                     -------------------------
                                                     September 29,  October 1,
                                                         2000          1999
                                                       --------      --------
Net sales ........................................     $ 11,829      $ 14,852
Cost of sales ....................................        5,382         8,697
                                                       --------      --------
     Gross profit ................................        6,447         6,155
                                                       --------      --------
Operating expenses:
     Research and development ....................        2,106         3,165
     Selling, general and administrative .........        5,176         5,598
     Restructuring and other non-recurring charges           --         6,900
                                                       --------      --------
         Total operating expenses ................        7,282        15,663
                                                       --------      --------
Loss from operations .............................         (835)       (9,508)
Interest and other income, net ...................          310           171
                                                       --------      --------
Loss before provision for income taxes ...........         (525)       (9,337)
Provision for income taxes .......................        6,311            --
                                                       --------      --------
Net loss .........................................     $ (6,836)     $ (9,337)
                                                       ========      ========
Net loss per share - Basic .......................     $  (0.46)     $  (0.67)
                                                       ========      ========
Net loss per share - Diluted .....................     $  (0.46)     $  (0.67)
                                                       ========      ========
Shares used in per share computations - Basic ....       14,715        13,949
                                                       ========      ========
Shares used in per share computations - Diluted ..       14,715        13,949
                                                       ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                September 29,
                                                                    2000        June 30,
                                                                 (Unaudited)     2000
                                                                 -----------    --------
                                     ASSETS
Current assets:
     Cash and cash equivalents ..............................     $  9,289      $  6,617
     Restricted cash ........................................          500           500
     Short-term investments .................................        2,200         4,079
     Accounts receivable, net ...............................       10,774        15,233
     Inventories ............................................        7,268         4,840
     Notes receivable .......................................        1,419         1,440
     Other receivable .......................................          315           515
     Deferred tax assets ....................................           --         2,638
     Other current assets ...................................          520           575
                                                                  --------      --------
         Total current assets ...............................       32,285        36,437

Property, plant and equipment, net ..........................       10,908        10,790
Restricted cash, long-term ..................................          500           500
Notes receivable, long-term .................................        2,098         2,276
Goodwill and other intangible assets, net ...................        4,130         3,203
Deferred tax assets .........................................           --         4,828
Other assets ................................................          663           686
                                                                  --------      --------
         Total assets .......................................     $ 50,584      $ 58,720
                                                                  ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ......................     $    600      $    600
     Accounts payable .......................................        2,703         3,601
     Accrued expenses .......................................        5,345         5,884
                                                                  --------      --------
         Total current liabilities ..........................        8,648        10,085

Long-term debt, less current portion above ..................        3,371         3,521
                                                                  --------      --------
         Total liabilities ..................................       12,019        13,606
                                                                  --------      --------

Stockholders' equity:
     Common stock, $0.01 par value; 40,000,000 shares
       authorized; 18,380,114 and 18,307,751 shares issued ..          184           183
     Additional paid-in capital .............................       50,898        50,696
     Treasury stock; 3,662,523 shares of common stock at cost       (8,335)       (8,335)
     Other stockholders' equity .............................       (4,182)        2,570
                                                                  --------      --------
         Total stockholders' equity .........................       38,565        45,114
                                                                  --------      --------
         Total liabilities and stockholders' equity .........     $ 50,584      $ 58,720
                                                                  ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                 (in thousands)

                                   (unaudited)

                                                                             Three Months Ended
                                                                          ------------------------
                                                                          September 29, October 1,
                                                                              2000         1999
                                                                             -------      -------
Cash flows from operating activities:
     Net loss ..........................................................     $(6,836)     $(9,337)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
       Depreciation and amortization ...................................         842        1,144
         Deferred income taxes .........................................       6,311           --
         Deferred compensation related to stock options ................          --           49
         Accrued interest on notes receivable from stockholders ........         (78)         (15)
         Changes in assets and liabilities:
              Accounts receivable ......................................       4,459       (2,135)
              Other receivable .........................................         200           --
              Inventories ..............................................      (2,428)      (1,529)
              Other assets .............................................          78          638
              Accounts payable .........................................        (898)        (287)
              Accrued expenses .........................................        (539)       6,805
                                                                             -------      -------
                  Net cash provided by (used in) operating activities ..       1,111       (4,667)
                                                                             -------      -------
Cash flows from investing activities:
     Purchases of property, plant and equipment ........................        (732)         (85)
     Sale of short-term investments ....................................       1,879        3,434
     Increase in restricted cash .......................................          --           (4)
     Decrease in notes receivable ......................................         261           --
                                                                             -------      -------
                  Net cash provided by investing activities ............       1,408        3,345
                                                                             -------      -------
Cash flows from financing activities:
     Long term debt payments ...........................................        (150)          --
     Proceeds from issuance of common stock, net .......................         203          348
     Repurchase of common stock ........................................          --          (78)
     Proceeds from repayment of notes receivable from stockholders .....         115           55
     Change in other comprehensive income ..............................         (15)          --
                                                                             -------      -------
                  Net cash provided by financing activities ............         153          325
                                                                             -------      -------

Net increase (decrease) in cash and cash equivalents ...................       2,672         (997)

Cash and cash equivalents at beginning of period .......................       6,617        6,365
                                                                             -------      -------
Cash and cash equivalents at end of period .............................     $ 9,289      $ 5,368
                                                                             =======      =======
Supplemental disclosures:
     Cash paid for interest ............................................     $    87      $    --
                                                                             =======      =======
     Refund from income taxes ..........................................     $    23      $   500
                                                                             =======      =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

    The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 29, 2001. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission.

NOTE 2.  Comprehensive Income (Loss)

    The Company records gains or losses on the Company's foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale investments as accumulated other comprehensive income and presents it in other stockholders' equity in the accompanying condensed consolidated balance sheets. During the first quarter of fiscal 2001 and fiscal 2000, comprehensive loss amounted to $6,851,000 and $9,337,000, respectively.

NOTE 3.  Restructuring Charge

     During the first quarter of fiscal 2000, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama, and outsource its San Jose-based manufacturing operations. The Company recorded charges (credits) of $6.9 million, $1.4 million, and ($0.3) million in the first, second and fourth quarters of fiscal 2000, respectively, in connection with the restructuring activities that included 1) severance and other termination benefits for the approximately 135 San Jose-based employees who were involuntarily terminated, 2) the termination of certain facility leases, 3) the write-down of certain impaired assets and 4) the pro-rata portion of the non-recurring retention bonuses offered to the involuntarily terminated employees to support the transition from California to Alabama. As of September 29, 2000, all amounts accrued for the restructuring have been paid or charged against the restructuring reserve.

NOTE 4.  Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                 September 29,       June 30,
                                     2000              2000
                                    ------            ------
         Raw materials              $1,940            $1,517
         Work in process                19                --
         Finished goods              5,309             3,323
                                    ------            ------
                                    $7,268            $4,840
                                    ======            ======

NOTE 5.  Earnings Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income
(loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average price of the Company's Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share for the three months ended September 29, 2000 and October 1, 1999 (in thousands, except per share amounts):

                                                           Three months ended
                                                           Sept. 29,   Oct. 1,
                                                             2000        1999
                                                           --------    --------
Net income (loss) [numerator]                              $ (6,836)   $ (9,337)
                                                           ========    ========
Shares calculation  [denominator]:
  Weighted shares outstanding - Basic                        14,715      13,949
  Effect of dilutive securities:
    Potential common stock relating to stock options (a)         --          --
                                                           --------    --------
Weighted shares outstanding - Diluted                        14,715      13,949
                                                           ========    ========
Net loss per share - Basic                                 $  (0.46)   $  (0.67)
                                                           ========    ========
Net loss per share - Diluted                               $  (0.46)   $  (0.67)
                                                           ========    ========

(a) Options to purchase 4,002,256 and 2,686,247 shares of common stock at prices ranging from $0.50 to $19.75 per share were outstanding at September 29, 2000 and October 1, 1999, respectively, but were not included in the computation of diluted net income (loss) per share because inclusion of such options would have been antidilutive.

NOTE 6.  Recently Issued Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133", which deferred the effective date provisions of SFAS No. 133 for the Company until fiscal 2001. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company currently does not hold derivative instruments or engage in hedging activities.

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

NOTE 7.  Subsequent Event

    In October 2000, the Company announced agreements with Beacon Telco, L.P. ("Beacon Telco") and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical networking products. As part of the agreements, the Company issued Beacon Telco warrants for 2,249,900 shares of the Company's common stock exercisable over time, subject to acceleration based upon meeting development milestones and certain events, including the market price of the Company's common stock. The issuance of these warrants will result in the dilution of the Company's earnings per share of approximately 15% in future periods. Additionally, the Company expects to record a charge to research and development expenses in the second quarter of fiscal 2001 of approximately $11 million for the warrants and other expenses related to the initial agreements. Management expects that research and development expenses will significantly increase during calendar 2001 in support of ongoing optical product development.

    The Company is obligated to pay Beacon Telco a bonus payment of $3,562,500 on October 13, 2001 or upon termination of the agreements, if earlier. Beacon Telco is also eligible to receive additional bonus payments based in part on meeting certain milestones and the market price of the Company's common stock. These bonus payments may be paid at the option of the Company in cash, common stock or a five-year note (payable in either cash or common stock).

NOTE 8.  Income Taxes

    As discussed in the previous note, the Company entered into agreements subsequent to the balance sheet date that will result in increased research and development expenses for the next five or six quarters. With these increased expenses, the Company expects to incur a net loss for the current fiscal year.

    As a result of this subsequent event and the expected losses that will arise therefrom, the Company established a full valuation allowance against its deferred tax assets that exist at September 29, 2000. Management believes that due to the net loss expected for the current fiscal year and the existing net loss carryforwards from prior years, it is more likely than not that the Company's $7,585,000 of deferred tax assets will not be realized.

    The valuation allowance established at September 29, 2000 included $1,155,000 related to the deferred tax assets of an acquired business for which uncertainty now exists surrounding the realization of such assets. This amount was recorded as an increase in costs in excess of net assets of the acquired company (goodwill). The valuation allowance will be used to reduce goodwill in the future when any portion of the related deferred tax assets is recognized.

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

                                                      Three Months Ended
                                                    ------------------------
                                                    September 29, October 1,
                                                        2000        1999
                                                       ------      ------
Sales ............................................      100.0 %     100.0 %
Cost of sales ....................................       45.5        58.6
                                                       ------      ------
     Gross margin ................................       54.5        41.4
                                                       ------      ------

Operating expenses:
     Research and development ....................       17.8        21.3
     Selling, general and administrative .........       43.8        37.7
     Restructuring and other non-recurring charges         --        46.4
                                                       ------      ------
         Total operating expenses ................       61.6       105.4
                                                       ------      ------
Loss from operations .............................       (7.1)      (64.0)
Interest and other income, net ...................        2.6         1.1
                                                       ------      ------
Loss before provision for income taxes ...........       (4.5)      (62.9)
Provision for income taxes .......................       53.3          --
                                                       ------      ------
Net loss .........................................      (57.8)%     (62.9)%
                                                       ======      ======

    Sales. Net sales for the three months ended September 29, 2000 decreased approximately 20% to $11.8 million from $14.9 million in the comparable period of the prior fiscal year. This decrease is primarily a result of a decline in demand from the Company's enterprise access product customers, and to a lesser extent, the carrier and carrier access customers. In particular, net sales to the Company's enterprise access product customers in the first quarter of fiscal 2001 declined by approximately 33% to $4.3 million as compared to the same period last year. Net sales to the Company's top five customers increased approximately 15% to $8.3 million from $7.7 million in the first quarter of the prior year, while net sales to all other customers declined by 58% during this period due in part to the impact of the reorganization of the sales force from a geographical focus to a market focus and the implementation of a two-tier distribution channel. See "Factors Affecting Future Results -- Reorganization of Sales Force." However, it should be noted that the top five customers did not remain the same over the period.

    Gross Margin. Gross margin increased to 54.5% of net sales for the three months ended September 29, 2000 as compared to 41.4% for the three months ended October 1, 1999. This increase is attributable to a number of factors, including the product sales mix, the under-utilization of the San Jose manufacturing facility and the high level of non-warranty repairs that carried a lower than average gross margin in the first quarter of last year, and the benefit of the outsourcing strategy implemented as part of the Company's restructuring plan implemented during fiscal 2000. Under this strategy, the Company outsources approximately two-thirds of product manufacturing in order to reduce the negative impact of fixed manufacturing overhead costs in periods in which sales volume declines.

    Research and Development. Research and development expenditures for the three months ended September 29, 2000 decreased approximately 33% to $2.1 million from $3.2 million in the comparable period of the prior fiscal year and decreased as a percentage of sales from 21.3% to 17.8%. The decrease in absolute dollars and as a percentage of net sales is due to the decrease in personnel, employment-related costs, and related support costs from the completion of the Company's restructuring and consolidation in Huntsville, Alabama. The Company continues to add resources in Huntsville to increase research and development activities. In October 2000, the Company announced its agreements with Beacon Telco and the Boston University Photonics Center that will significantly increase research and development spending during the next five to six quarters. See "Optical Networking Project and Related Warrants" and "Factors Affecting Future Results - Optical Networking Product Development." The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 29, 2000 decreased 8% to $5.2 million from $5.6 million in the comparable period of the prior fiscal year and increased as a percentage of sales from 37.7% to 43.8%. The decrease in absolute dollars over the same period in the prior year is primarily due to the completion of the restructuring and consolidation plan during fiscal 2000 while the increase as a percentage of sales is due to lower sales levels. The Company expects the dollar amount of selling, general and administrative expenses will increase in the future and that such expenses will vary over time as a percentage of sales.

    Restructuring and Other Non-recurring Charges. During the first quarter of fiscal 2000, the Company announced and began implementing its plans to consolidate its operations into its existing operations located in Huntsville, Alabama, and to outsource its San Jose based manufacturing activities. The Company incurred a pretax charge of $6.9 million for restructuring and other related non-recurring activities. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further details of the restructuring and other non-recurring charges.

    Interest and Other Income, Net. Net interest and other income was approximately $310,000 for the three month period ended September 29, 2000 as compared to $171,000 in the comparable period of the prior fiscal year. The increase was a result of higher cash and cash equivalents, restricted cash and short-term investments balances and higher market interest rates.

    Provision for Income Taxes. As noted in the Notes to the Condensed Consolidated Financial Statements, the Company recorded a full valuation allowance established against its deferred tax assets as of September 29, 2000. As a result, a net provision for income taxes of $6,311,000 was recorded in the first quarter of fiscal 2001. The Company did not record a tax benefit or provision for income taxes in the quarter ended October 1, 1999.

    OPTICAL NETWORKING PROJECT AND RELATED WARRANTS

    In October 2000, the Company announced agreements with Beacon Telco, L.P. ("Beacon Telco") and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical networking products. The goal of the project is to accelerate the development of optics-based products to expand the Company's current product offerings and market positioning, and to build in-house R&D expertise in optics technology to support potential future development of a broad variety of optics-based products. The arrangement provides the Company with access to the Photonics Center's state-of-the-art optics laboratories and specialized technical expertise, which, together with the Company's own engineering and strategic marketing resources, may accelerate the development of new optics-based products.

    As part of the agreements, the Company issued Beacon Telco warrants to purchase up to 2,249,900 shares of the Company's common stock (representing approximately 15% of the current outstanding common stock of the Company) at an exercise price of $4.75 per share, subject to customary anti-dilution adjustments. The warrants become exercisable over time, subject to acceleration based upon meeting development milestones and certain other events, including the market price of the Company's common stock, and will expire on October 13, 2003. The Company has agreed to appoint one designee of Beacon Telco to the Board of Directors of the Company. Until the earlier of October 13, 2005 or the date that Beacon Telco beneficially owns less than 10% of Company's common stock, including the common stock issuable upon exercise of its warrants, the Company has agreed to recommend that stockholders elect the designee of Beacon Telco at each meeting of stockholders at which the Beacon Designee is up for election, and Beacon Telco has agreed to vote shares of Common Stock issued upon exercise of its warrants in accordance with the recommendation of the Board of Directors of the Company. In addition, Beacon Telco has agreed to certain "standstill" provisions and the Company has agreed to register Beacon Telco's resale of the common stock issuable upon exercise of the warrants under the Securities Act of 1933.

    The Company expects to record a charge to research and development expenses in the second quarter of fiscal 2001 of approximately $11 million for the warrants and other expenses related to the initial agreements. The Company also expects that research and development expenses will significantly increase during calendar 2001 to support on-going optical networking product development.

    The Company is obligated to pay Beacon Telco a bonus payment of $3,562,500 on October 13, 2001 or upon termination of the agreements if earlier. Beacon Telco is also eligible to receive additional bonus payments based in part on meeting certain milestones and the market price of the Company's common stock. These bonus payments may be paid at the option of the Company in cash, common stock or a five-year note (payable in either cash or common stock).

    The foregoing description is qualified by reference to the definitive documents, which are filed as exhibits hereto.

    LIQUIDITY AND CAPITAL RESOURCES

    On September 29, 2000, the Company's principal sources of liquidity included $12.0 million of cash and cash equivalents, restricted cash, and short-term investments.

    During the three-month period ended September 29, 2000, the cash flow provided by operating activities was approximately $1.1 million compared to $4.7 million used in operating activities during the three-month period ended October 1, 1999. Net cash provided by operating activities this quarter was primarily due to the decrease in accounts receivable of $4.5 million offset by the increase in inventories of $2.4 million. This increase in inventories was due to a build-up of finished goods in anticipation of higher sales orders at the end of the quarter that were not received as expected.

    Cash provided by investing activities was approximately $1.4 million for the three-month period ended September 29, 2000, as compared to approximately $3.3 million for the three-month period ended October 1, 1999. The funds provided by investing activities are primarily a result of the maturity of short-term investments being reinvested in cash and cash equivalents. Offsetting the increase in funds provided by investing activities in the first quarter of fiscal 2001 were purchases of property, plant and equipment of $732,000 that included the costs associated with the Oracle implementation project completed in July and the renovation of the new headquarters facility acquired by the Company on June 30, 2000. The renovation to the facility is expected to total approximately $3.2 million and is expected to be completed by January 2001.

    Cash provided by financing activities was $153,000 for the three-month period ended September 29, 2000, as compared to $325,000 for the three-month period ended October 1, 1999. Proceeds from the exercise of stock options were the primary source of cash from financing activities. In connection with the acquisition of the new headquarters facility, the Company entered into a loan agreement to borrow up to $6 million to finance the purchase price of the property and make improvements thereon. The Company expects to use the remaining $1.9 million available under the mortgage loan in the second and third fiscal quarters of 2001 to fund the renovation to the facility described above.

    The Company believes that its cash and investment balances, along with anticipated cash flows from operations and the remaining funds available under the multi-year mortgage will be adequate to finance current operations, anticipated investments, research and development expenses, and capital expenditures for at least the next twelve months. The Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, equipment financing, and offerings of debt and equity securities.

    YEAR 2000 READINESS

    The Company's products, computing, and communications infrastructure systems have operated without year 2000 ("Y2K") related problems to date. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems that would have a material impact on the Company. The total cost to address Y2K was not material to the Company's financial condition.

    FACTORS AFFECTING FUTURE RESULTS

    As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

    This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the Company's consolidation of its operations and outsourcing its manufacturing operations (the "Restructuring"); the goals, intended benefits and success of the Restructuring, particularly the goal of reducing expenses; the expected decrease in selling, general and administrative expenses; total budgeted capital expenditures; expected research and development expenses; results and anticipated benefits of the optical networking project; and the adequacy of the Company's cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 10-K.

    Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In fiscal 2000, net sales to Nortel, WorldCom, and Ericsson accounted for 30%, 19%, and 3% of the Company's net sales, respectively, and the Company's top five customers accounted for 61% of the Company's net sales. In fiscal 1999, net sales to Nortel, WorldCom, and Ericsson accounted for 17%, 27%, and 5% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. Percentages of total revenue have been restated for prior periods as if Ericsson's May 1999 acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business had been in effect for all periods presented. Other than Nortel, WorldCom, and Ericsson, no customer accounted for more than 10% of the Company's net sales in fiscal years 2000, 1999, or 1998. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on net sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in net sales to those customers. In addition, such acquisitions could have in the past, and could in the future, result in further concentration of the Company's customers. The Company has in the past experienced significant declines in net sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance that future merger and acquisition activity among the Company's customers will not have a similar adverse affect on the Company's net sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition, and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results."

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

    Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. The Company is a party to agreements with certain of its executive officers to help ensure the officers' continued service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. Several members of the senior management team recently joined the Company and have had only a limited time to work together. The loss of the services of one or more of the Company's executive officers or key personnel, the inability of the management team to work effectively together, or the inability to continue to attract qualified personnel would delay product development cycles or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations.

    Management of Growth. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel may be limited and competition among companies for such personnel is intense. The Company is currently attempting to hire a number of engineering personnel and has experienced some delays in filling such positions. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Key Personnel."

    Dependence on Component Availability and Key Suppliers. The Company generally relies upon a contract manufacturer to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. Currently, the Company and third party sub-contractors depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company's and third party sub-contractors' requirements for any such components. The Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

    Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to Nortel, WorldCom, and Ericsson have varied between quarters by as much as $4.0 million, and orders delayed by these customers had a significant negative impact on the Company's first quarter results of fiscal 2001 as well as the third and fourth quarter results in fiscal 1999. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

         -        changes in the level of research and development expenses;

         -        competitive pricing pressures;

         -        the gain or loss of significant customers;

         - increased research and development and sales and marketing expenses associated with new product introductions; and

         -        general economic conditions.

    All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could likely be materially and adversely affected. See "Potential Volatility of Stock Price."

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

    Dependence on Recently Introduced Products and New Product Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's AS2000 product line, and the WANsuite(TM) family of integrated access devices introduced during the third quarter of fiscal 2000. The AS2000 product line represented approximately 58% of net sales in fiscal 2000, 67% of net sales in fiscal 1999 and 86% of net sales in fiscal 1998. Sales of WANsuite(TM) products began during the last quarter of fiscal 2000. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations. The market for the Company's products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company's customer base. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses. See "Optical Networking Product Development."

    Optical Networking Product Development. The Company's future results and operations are highly dependent on the success of the Company's optical product development project, the Company's cooperative research agreement with Beacon (the "Cooperative Research Agreement"), and its related Premises Access and Services Agreement with the Boston University Photonics Center (the "Facility Access Agreement"). The Cooperative Research Agreement and the Facility Access Agreement are hereinafter collectively referred to as the "Research Agreements".

    The Company has committed to pay the expenses related to the Research Agreements and therefore anticipates significant increases in research and development expenses in addition to increases in the ongoing development and marketing costs necessary to bring a potential optical networking product to market. Either of these expenses may exceed the budget that the Company has established and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has also agreed both to license from Beacon Telco and/or the Boston University Photonics Center or their affiliates, for additional license fees yet to be determined any background intellectual property necessary to commercialize the optical networking product and to certain limitations on the Company's ownership and use of intellectual property generated in the course of the performance of the Research Agreements. The parties may be unable to agree on the proper fees to be charged for such license of background intellectual property necessary to commercialize the optical networking product, or, if agreed, the costs of licensing background or other intellectual property could be substantial and may limit the ability of the Company to develop and market the optical networking product on a profitable basis.

    The success of the project may depend on the ability of the Company to effectively utilize certain resources of the Photonics Center, which are to be provided on an as-available basis at the discretion of the Trustees of Boston University. If critical resources are not made available to the Company on a timely basis, the project may be unsuccessful or may require significantly higher costs than expected.

    The Company's ongoing effort to develop and market an optical networking product will require high levels of innovation and may not be successful. Even if the Company does succeed in developing an optical networking product, it may have difficulty marketing and selling the product. Moreover, there can be no assurance that any product developed by the Company will gain and hold market acceptance in the rapidly growing optical networking market which is characterized by rapid innovation, numerous competing products and technologies, as well as strong competition. Failure of the Company to develop an optical networking product or to gain market acceptance for such a product would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the development of an optical networking product may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Rapid Technological Change," "Dependence on Recently Introduced Products and New Product Development" and "Risks Associated with Potential Acquisitions and Joint Ventures."

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

    Reorganization of Sales Force. In July 2000, the Company restructured its sales force from a sales force organized by geographical region to one focused on sales to particular markets and through particular distribution channels. This reorganization appeared to be disruptive in the first quarter of fiscal 2001 and may continue to be disruptive to the Company's sales in future quarters and involves numerous uncertainties, including, but not limited to, the increased costs to retrain the sales force in the methods and techniques needed to effectively approach the different markets and distribution channels available for the Company's products, the ability to retain current members of the sales force, the effectiveness of the sales force in closing sales, and the re-allocation of relationships that the sales force may have previously developed with customers in the geographic regions. As a result, the Company expects that the reorganization may continue to have a short-term negative impact on the Company's sales and results of operations. The transition to a market and distribution channel based sales force may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition, and results of operations.

    Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as Digital Subscriber Lines (DSL), Integrated Services Digital Networks (ISDN), Frame Relay, Asynchronous Transfer Mode (ATM), and Internet Protocols (IP). Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions, and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products, and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and New Product Development" and "Optical Networking Product Development."

    Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company's products. Standards for new services such as frame relay, performance monitoring services and Digital Subscriber Lines (DSL) are still evolving. As these standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Risks Associated With Potential Acquisitions and Joint Ventures. An important element of the Company's strategy is to review acquisition prospects and joint venture opportunities that would compliment its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. The Company's management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations. See "Optical Networking Product Development."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    At September 29, 2000, the Company's investment portfolio consisted of fixed income securities of $2.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 29, 2000, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

                           PART II. OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

On October 13, 2000, and in consideration of the execution of the agreements described under "Optical Networking Project and Related Warrants" above, the Company issued Beacon Telco warrants to purchase 2,249,900 shares of the Company's common stock at an exercise price of $4.75 per share. The warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Index:

      Exhibit Number               Description of Exhibit
      --------------               ----------------------

         10.51 Second Amendment to the Verilink Corporation 1993 Amended and Restated Stock Option Plan

         10.52 Second Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan

         10.53 Cooperative Research Agreement between the Registrant and Beacon Telco, L.P. dated October 13, 2000

         10.54 Warrant and Stockholder's Agreement between the Registrant and Beacon Telco, L.P. dated October 13, 2000

         10.55 Premises License and Services Agreement between the Registrant, Beacon Telco, L.P., and Trustees of Boston University dated October 16, 2000

         27.1     Financial Data Schedule

(b)      No reports on Form 8-K were filed during the quarter ended September
         29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VERILINK CORPORATION



November 13, 2000                   By: /s/ Ronald G. Sibold
                                        ----------------------------------------
                                        Ronald G. Sibold,
                                        Vice President and Chief Financial
                                        Officer (Duly Authorized Officer and
                                        Principal Financial Officer)