Form 10-Q
period 2000-12-29
VERILINK CORP
filed 2001-02-13
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                        -------    -------


                         Commission file number 0-19360
                                                -------


                              VERILINK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                             94-2857548
--------------------------------------------------------------------------------
(State of incorporation)                                  (I.R.S. Employer
                                                         Identification No.)


                950 EXPLORER BOULEVARD, HUNTSVILLE, ALABAMA 35806
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (256) 327-2001
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                   127 JETPLEX CIRCLE, MADISON, ALABAMA 35758
--------------------------------------------------------------------------------
                                (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

The number of shares outstanding of the issuer's common stock as of January 26, 2001 was 14,811,371.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q

PART I.           FINANCIAL INFORMATION                                                                    Page No.
-------           ---------------------                                                                    --------
Item 1.           Financial Statements (unaudited):

                  Condensed Consolidated Statements of Operations for the                                     3
                  three months and six months ended December 29, 2000
                  and December 31, 1999

                  Condensed Consolidated Balance Sheets as of                                                 4
                  December 29, 2000 and June 30, 2000

                  Condensed Consolidated Statements of Cash Flows for                                         5
                  the six months ended December 29, 2000 and December 31, 1999

                  Notes to Condensed Consolidated Financial Statements                                        6

Item 2.           Management's Discussion and Analysis of                                                     9
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                 20


PART II.          OTHER INFORMATION
--------          -----------------

Item 2.           Changes in Securities                                                                      21

Item 4.           Submission of Matters to a Vote of Security Holders                                        21

Item 6.           Exhibits and Reports on Form 8-K                                                           22


SIGNATURE                                                                                                    22
---------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                     -------------------------------    -------------------------------
                                                      December 29,    December 31,       December 29,     December 31,
                                                          2000            1999               2000             1999
                                                     --------------  ---------------    --------------  ---------------
Net sales.............................................  $  9,036       $ 16,183            $ 20,865         $ 31,035
Cost of sales.........................................     5,704          8,114              11,086           16,811
                                                        --------       --------            --------         --------
    Gross profit......................................     3,332          8,069               9,779           14,224
                                                        --------       --------            --------         --------

Operating expenses:
    Research and development..........................    10,984          2,170              13,090            5,335
    Selling, general and administrative...............     4,992          5,498              10,168           11,096
    Restructuring and other non-recurring
     charges..........................................        --          1,400                  --            8,300
                                                        --------       --------            --------         --------
       Total operating expenses.......................    15,976          9,068              23,258           24,731
                                                        --------       --------            --------         --------

Loss from operations..................................   (12,644)          (999)            (13,479)         (10,507)
Interest and other income, net........................       311            222                 621              393
                                                        --------       --------            --------         --------

Loss before provision for income taxes................   (12,333)          (777)            (12,858)         (10,114)
Provision for income taxes............................        --             --               6,311               --
                                                        --------       --------            --------         --------

Net loss..............................................  $(12,333)      $   (777)           $(19,169)        $(10,114)
                                                        ========       ========            ========         ========

Net loss per share - Basic............................  $  (0.84)      $  (0.06)           $  (1.30)        $  (0.72)
                                                        ========       ========            ========         ========

Net loss per share - Diluted..........................  $  (0.84)      $  (0.06)           $  (1.30)        $  (0.72)
                                                        ========       ========            ========         ========

Shares used in per share computations - Basic.........    14,719         13,971              14,717           13,960
                                                        ========       ========            ========         ========

Shares used in per share computations - Diluted.......    14,719         13,971              14,717           13,960
                                                        ========       ========            ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 December 29,
                                                                                    2000                    June 30,
                                                                                 (Unaudited)                  2000
                                                                               ---------------            -------------
                                         ASSETS
Current assets:
    Cash and cash equivalents..................................................    $ 11,156                  $  6,617
    Restricted cash............................................................         500                       500
    Short-term investments.....................................................       2,200                     4,079
    Accounts receivable, net...................................................       5,564                    15,233
    Inventories................................................................       6,404                     4,840
    Notes receivable...........................................................       1,423                     1,440
    Other receivable...........................................................         417                       515
    Deferred tax assets........................................................          --                     2,638
    Other current assets.......................................................         333                       575
                                                                                   --------                  --------
       Total current assets....................................................      27,997                    36,437

Property, plant and equipment, net.............................................      13,373                    10,790
Restricted cash, long-term.....................................................         500                       500
Notes receivable, long-term....................................................       2,091                     2,276
Goodwill and other intangible assets, net......................................       3,503                     3,203
Deferred tax assets............................................................          --                     4,828
Other assets...................................................................         902                       686
                                                                                   --------                  --------

       Total assets............................................................    $ 48,366                  $ 58,720
                                                                                   ========                  ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt..........................................    $    600                  $    600
    Accounts payable...........................................................       2,708                     3,601
    Accrued expenses...........................................................       4,788                     5,884
                                                                                   --------                  --------
       Total current liabilities...............................................       8,096                    10,085

Long-term debt, less current portion above.....................................       5,558                     3,521
                                                                                   --------                  --------

       Total liabilities.......................................................      13,654                    13,606
                                                                                   --------                  --------

Stockholders' equity:
    Common stock, $0.01 par value; 40,000,000 shares
      authorized; 14,719,258 and 18,307,751 shares issued......................         147                       183
    Additional paid-in capital.................................................      50,942                    50,696
    Treasury stock; 3,662,523 shares of common stock at cost...................          --                    (8,335)
    Other stockholders' equity.................................................     (16,377)                    2,570
                                                                                   --------                  --------
       Total stockholders' equity..............................................      34,712                    45,114
                                                                                   --------                  --------

       Total liabilities and stockholders' equity..............................    $ 48,366                  $ 58,720
                                                                                   ========                  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                   --------------------------------------
                                                                                    December 29,            December 31,
                                                                                        2000                    1999
                                                                                   -------------           --------------
Cash flows from operating activities:
    Net loss........................................................................  $(19,169)              $(10,114)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization................................................     1,707                  2,150
       Deferred income taxes........................................................     6,311                     --
       Research and development expenses related to warrants........................     8,335                     --
       Deferred compensation related to stock options...............................        --                     91
       Net book value of assets charged against restructuring reserve...............        --                  1,461
       Accrued interest on notes receivable from stockholders.......................      (149)                   (31)
       Changes in assets and liabilities:
          Accounts receivable.......................................................     9,669                 (3,114)
          Other receivable..........................................................        98                 (3,558)
          Inventories...............................................................    (1,564)                 3,377
          Other assets..............................................................        26                    807
          Accounts payable..........................................................      (893)                   866
          Accrued expenses..........................................................    (1,096)                 1,204
                                                                                      --------               --------
              Net cash provided by (used in) operating activities...................     3,275                 (6,861)
                                                                                      --------               --------
Cash flows from investing activities:
    Purchases of property, plant and equipment......................................    (3,810)                  (182)
    Proceeds from sale of short-term investments....................................     1,879                  8,017
    Decrease (increase) in goodwill.................................................       375                   (375)
    Repayments of notes receivable, net of advances.................................       322                     --
                                                                                      --------               --------
              Net cash provided by (used in) investing activities...................    (1,234)                 7,460
                                                                                      --------               --------
Cash flows from financing activities:
    Proceeds from long term debt, net of payments...................................     2,037                     --
    Proceeds from issuance of common stock, net.....................................       210                    382
    Repurchase of common stock......................................................        --                    (78)
    Proceeds from repayment of notes receivable from stockholders...................       281                     55
    Change in other comprehensive income............................................       (30)                    --
                                                                                      --------               --------
              Net cash provided by financing activities.............................     2,498                    359
                                                                                      --------               --------

Net increase in cash and cash equivalents...........................................     4,539                    958
Cash and cash equivalents at beginning of period....................................     6,617                  6,880
                                                                                      --------               --------

Cash and cash equivalents at end of period..........................................  $ 11,156               $  7,838
                                                                                      ========               ========

Supplemental disclosures:
    Cash paid for interest..........................................................  $    189               $     --
                                                                                      ========               ========

    Refund from income taxes........................................................  $     23               $    500
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

NOTE 2.  Comprehensive Income (Loss)

         The Company records gains or losses on the Company's foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale investments as accumulated other comprehensive income and presents it in other stockholders' equity in the accompanying condensed consolidated balance sheets. For the three months ended December 29, 2000 and December 31, 1999, comprehensive loss amounted to $12,348,000 and $777,000, respectively. For the six months ended December 29, 2000 and December 31, 1999, comprehensive loss was $19,199,000 and $10,114,000, respectively.


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


NOTE 4.  Inventories

         Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                December 29,     June 30,
                                    2000           2000
                                ------------    ---------
         Raw materials             $1,642        $1,517
         Work in process              213            --
         Finished goods             4,549         3,323
                                   ------        ------
                                   $6,404        $4,840
                                   ======        ======

NOTE 5.  Earnings Per Share

         Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average price of the Company's Common Stock for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options under the treasury stock method. Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share for the three and six months ended December 29, 2000 and December 31, 1999, respectively:

                                                            (in thousands, except per share amounts)
                                              -------------------------------------------------------------------
                                                     Three Months Ended                    Six Months Ended
                                              ---------------------------------     -----------------------------
                                               Dec. 29, 2000     Dec. 31, 1999      Dec. 29, 2000   Dec. 31, 1999
                                              --------------    ---------------     -------------   -------------
Net loss [numerator]                            $  (12,333)       $     (777)         $  (19,169)     $(10,114)
                                                ==========        ==========          ==========      ========

Shares calculation [denominator]:
   Weighted shares outstanding - Basic              14,719            13,971              14,717        13,960
   Effect of dilutive securities:
      Potential common stock relating to
         stock options and warrants (a)                 --                --                  --            --
                                                ----------        ----------          ----------      --------
   Weighted shares outstanding - Diluted            14,719            13,971              14,717        13,960
                                                ==========        ==========          ==========      ========

Net loss per share - Basic                      $    (0.84)       $    (0.06)         $    (1.30)     $  (0.72)
                                                ==========        ==========          ==========      ========

Net loss per share - Diluted                    $    (0.84)       $    (0.06)         $    (1.30)     $  (0.72)
                                                ==========        ==========          ==========      ========

    (a) Options to purchase 4,282,431 and 3,453,964 shares of common stock at prices ranging from $0.50 to $19.75 per share were outstanding at December 29, 2000 and December 31, 1999, respectively, and stock warrants to purchase 2,249,900 shares at $4.75 were outstanding at December 29, 2000, but were not included in the computation of diluted net loss per share because inclusion of such options would have been antidilutive.

NOTE 6.  Recently Issued Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133", which deferred the effective date provisions of SFAS No. 133 for the Company until fiscal 2001. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of other comprehensive income, depending on the type of hedging relationship that exists. The Company currently does not hold derivative instruments or engage in hedging activities.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes that its existing accounting policies are in accordance with the guidance provided in the SAB.

NOTE 7.  Stock Warrants and Related Agreements

         In October 2000, the Company entered into agreements with Beacon Telco, L.P. ("Beacon Telco") and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical networking products. As part of the agreements, the Company issued Beacon Telco warrants for 2,249,900 shares of the Company's common stock at an exercise price of $4.75 per share that will become exercisable at various dates, and will expire on October 13, 2003. The exercise dates of the warrants may be accelerated based upon meeting development milestones and certain other events, including the market price of the Company's common stock exceeding a certain price. The issuance of these warrants dilutes the Company's earnings per share by approximately 15%.

         The agreements provide Beacon Telco the opportunity to receive two bonus payments based in part on meeting certain milestones and the market price of the Company's common stock. The first bonus payment of $3,562,500 was earned on October 13, 2000 and paid on February 9, 2001 in the form of a note that Beacon Telco used in conjunction with the exercise of warrants for 749,900 shares of the Company's common stock. The second bonus payment of up to $7.1 million, if earned, may be paid at the option of the Company in cash, common stock, or a five-year note (payable in either cash or common stock).

         The Company recorded a charge to research and development expenses in the second quarter of fiscal 2001 of $8.3 million for the warrants and the first bonus payment to be used in the exercise of the warrants. The second bonus payment will be charged to research and development expenses in future periods as the optical networking products are developed to achieve the related milestones. Management expects research and development expenses, excluding the $8.3 million charge for the warrants and bonus, to increase significantly during calendar 2001 in support of ongoing optical product development at the Photonics Center.

NOTE 8.  Treasury Stock

         In November 2000, the Company retired all 3,662,523 shares of its treasury stock by charging the original cost against common stock and additional paid in capital.

NOTE 9.  Income Taxes

         As a result of losses currently expected to arise from the increased research and development expenses for the optical networking products, the Company established a full valuation allowance against its deferred tax assets at September 29, 2000. Management believes that due to the net loss expected for the current fiscal year and the existing net loss carryforwards from prior years, it is more likely than not that the Company's deferred tax assets will not be realized.

         The valuation allowance includes $1,155,000 related to the deferred tax assets of an acquired business for which uncertainty now exists surrounding the realization of such assets. This amount was recorded as an increase in costs in excess of net assets of the acquired company (goodwill). The valuation allowance will be used to reduce goodwill in the future when any portion of the related deferred tax assets is recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, including, without limitation, statements relating to the Company's revenues, expenses, margins, liquidity and capital needs. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein under the caption "Factors Affecting Future Results".

         RESULTS OF OPERATIONS

         The following table presents the percentages of total sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.

                                                           Three Months Ended               Six Months Ended
                                                       -------------------------        -------------------------
                                                        Dec. 29,       Dec. 31,          Dec. 29,       Dec. 31,
                                                          2000           1999              2000           1999
                                                       ---------       ---------        ---------      ----------
Sales                                                    100.0%          100.0%           100.0%          100.0%
Cost of sales                                             63.1            50.1             53.1            54.2
                                                        ------          ------           ------          ------
    Gross margin                                          36.9            49.9             46.9            45.8
                                                        ------          ------           ------          ------

Operating expenses:
    Research and development                             121.6            13.4             62.8            17.2
    Selling, general and administrative                   55.2            34.0             48.7            35.8
    Restructuring and other non-recurring charges           --             8.7               --            26.7
                                                        ------          ------           ------          ------
       Total operating expenses                          176.8            56.1            111.5            79.7
                                                                        ------           ------          ------
Loss from operations                                    (139.9)           (6.2)           (64.6)          (33.9)
Interest and other income, net                             3.4             1.4              3.0             1.3
                                                        ------          ------           ------          ------
Loss before provision for income taxes                  (136.5)           (4.8)           (61.6)          (32.6)
Provision for income taxes                                  --              --             30.2              --
                                                        ------          ------           ------          ------
Net loss                                                (136.5)%          (4.8)%          (91.9)%         (32.6)%
                                                        ======          ======           ======          ======

         Sales. Net sales decreased approximately 44% to $9 million for the three months ended December 29, 2000 from $16.2 million in the comparable period of the prior fiscal year. Net sales decreased 33% to $20.9 million for the six months ended December 29, 2000 from $31 million during the comparable period in the prior year. The decrease in net sales resulted from a decrease in sales volume to most of the Company's product markets. Carrier and carrier access products net sales decreased from $10.6 million in the three months ended December 31, 1999 to $5.2 million in the three months ended December 29, 2000 and decreased from $19.1 million in the six months ended December 31, 1999 to $12.7 million in the six months ended December 29, 2000. These decreases were primarily a result of reduced spending by the large telecommunication infrastructure companies that have traditionally contributed to more than half of the Company's revenue base. Net sales to the Company's top five customers decreased approximately 52% in the three months ended December 29, 2000 to $5 million from $10.3 million in the three months ended December 31, 1999, and decreased 26% to $13.3 million for the six months ended December 29, 2000 from $18 million for the six months ended December 31, 1999. Net sales to all other customers declined by approximately 31% and 58%, respectively, in the three- and six-month periods ended December 29, 2000 from the comparable periods in the prior fiscal year due in part to the impact of the reorganization of the sales force from a geographical focus to a market focus and the implementation of a two-tier distribution channel. See "Factors Affecting Future Results -- Reorganization of Sales Force". The Company's top five customers did not remain the same over the periods.

         Gross Margin. Gross margin decreased to 36.9% of net sales for the three months ended December 29, 2000 as compared to 49.9% for the three months ended December 31, 1999. This decrease is attributable to a number of factors, including the product sales mix, a high level of unabsorbed manufacturing overhead and other costs associated with the lower sales volume this year, and additional excess inventory reserves provided against certain product lines. Gross margin improved to 46.9 % of net sales for the six months ended December 29, 2000 from 45.8% for the six months ended December 31, 1999, again due to a number of factors including, higher gross margins in the first quarter of fiscal 2001 due to that quarter's product sales mix, the duplication of costs in both San Jose and Huntsville in fiscal 2000 prior to the Company's move to Huntsville in December 1999, a high level of warranty expense in the first two quarters of fiscal 2000, and a high level of non-warranty repairs that carry a lower than average gross margin in the first quarter of fiscal 2000.

         Research and Development. Research and development expenditures increased 406% to $11 million for the three months ended December 29, 2000 from $2.2 million for the three months ended December 31, 1999 and increased 145% to $13.1 million for the six months ended December 29, 2000 from $5.3 million for the six months ended December 31, 1999. As a percentage of sales, research and development expenses increased from 13.4% for the three months ended December 31, 1999 to 121.6% for the three months ended December 29, 2000 and increased from 17.2% for the six months ended December 31, 1999 to 62.8% for the six months ended December 29, 2000. These increases were due to the agreements announced in October 2000 with Beacon Telco and the Boston University Photonics Center to establish a product development center to develop new optical networking products. In connection with these agreements, the Company recorded a non-cash charge to research and development expenses for $8.3 million in the second quarter of fiscal 2001. Research and development expenses, excluding the $8.3 million charge for the warrants and bonus, are expected to increase during the next five to six quarters in connection with the development of optical networking products. See "Optical Networking Project and Related Warrants" and "Factors Affecting Future Results - Optical Networking Product Development". The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased 9% to $5 million for the three months ended December 29, 2000 from $5.5 million for the three months ended December 31, 1999 and decreased 8% to $10.2 million for the six months ended December 29, 2000 from $11.1 million for the six months ended December 31, 1999. The decrease in absolute dollars over the same periods in the prior year is due to a decrease in variable selling expenses on the lower sales volume, cost reduction programs implemented during the second quarter of fiscal 2001, and to the completion of the restructuring and consolidation plan during fiscal 2000. Selling, general and administrative expenses increased as a percentage of sales from 34.0% for the three months ended December 31, 1999 to 55.2% for the three months ended December 29, 2000 and increased from 35.8% for the six months ended December 31, 1999 to 48.7% for the six months ended December 29, 2000 due to the lower sales levels. The Company expects the dollar amount of selling, general and administrative expenses will remain flat to slightly increasing in the future and that such expenses will vary over time as a percentage of sales.

         Restructuring and Other Non-recurring Charges. During the first quarter of fiscal 2000, the Company announced and began implementing its plans to consolidate its operations into its existing operations located in Huntsville, Alabama, and to outsource its San Jose based manufacturing activities. The Company incurred pretax charges of $1.4 million and $8.3 million, respectively, in the three- and six-month periods ended December 31, 1999 for restructuring and other related non-recurring activities. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further details of the restructuring and other non-recurring charges.

         Interest and Other Income, Net. Net interest and other income increased 40% from $222,000 for the three months ended December 31, 1999 to $311,000 for the three months ended December 29, 2000 and increased 58% from $393,000 for the six months ended December 31, 1999 to $621,000 for the six months ended December 29, 2000. These increases are a result of higher cash and cash equivalents, restricted cash and short-term investment balances and higher market interest rates.

    Provision for Income Taxes. With the full valuation allowance established against its deferred tax assets at September 29, 2000, the Company did not record a tax benefit for income taxes for the three months ended December 29, 2000. The Company did not record a tax benefit or provision for income taxes in the three- and six-month periods ended December 31, 1999.

         OPTICAL NETWORKING PROJECT AND RELATED WARRANTS

         In October 2000, the Company entered into agreements with Beacon Telco, L.P. ("Beacon Telco") and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical networking products. The goal of this project is to accelerate the development of optics-based products to expand the Company's current product offerings and market positioning, and to build in-house R&D expertise in optics technology to support potential future development of a broad variety of optics-based products. The arrangement provides the Company with access to the Photonics Center's state-of-the-art optics laboratories and specialized technical expertise, which, together with the Company's own engineering and strategic marketing resources, may accelerate the development of new optics-based products.

         As part of the agreements, the Company issued Beacon Telco warrants to purchase up to 2,249,900 shares of the Company's common stock (representing approximately 15% of the current outstanding common stock of the Company) at an exercise price of $4.75 per share, subject to customary anti-dilution adjustments. The warrants become exercisable over time, subject to acceleration based upon meeting development milestones and certain other events, including the market price of the Company's common stock exceeding a certain price, and will expire on October 13, 2003. The Company has agreed to appoint one designee of Beacon Telco to the Board of Directors of the Company. Until the earlier of October 13, 2005 or the date that Beacon Telco beneficially owns less than 10% of Company's common stock, including the common stock issuable upon exercise of its warrants, the Company has agreed to recommend that its stockholders elect the designee of Beacon Telco at each meeting of stockholders at which the Beacon Designee is up for election. Beacon Telco has agreed to vote shares of Common Stock issued upon exercise of its warrants in accordance with the recommendation of the Board of Directors of the Company. In addition, Beacon Telco has agreed to certain "standstill" provisions and the Company has agreed to register Beacon Telco's resale of the common stock issuable upon exercise of the warrants under the Securities Act of 1933.

         The agreements provide Beacon Telco the opportunity to receive two bonus payments based in part on meeting certain milestones and the market price of the Company's common stock. The first bonus payment of $3,562,500 was earned on October 13, 2000 and paid on February 9, 2001 in the form of a note that Beacon Telco used in conjunction with the exercise of warrants for 749,900 shares of the Company's common stock. The second bonus payment of up to $7.1 million, if earned, may be paid at the option of the Company in cash, common stock, or a five-year non-interest bearing note (payable in either cash or common stock).

         The Company recorded a charge to research and development expenses in the second quarter of fiscal 2001 of $8.3 million for the warrants and the first bonus payment to be used in the exercise of the warrants. The second bonus payment will be charged to research and development expenses in future periods as the optical networking products are developed to achieve the related milestones. Management expects research and development expenses, excluding the $8.3 million charge for the warrants and bonus, to increase significantly during calendar 2001 in support of ongoing optical product development at the Photonics Center.

         The foregoing description is qualified by reference to the definitive documents that were filed as exhibits to Form 10-Q for the quarterly period ended September 29, 2000 filed on November 13, 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         On December 29, 2000, the Company's principal sources of liquidity included $13.9 million of cash and cash equivalents, restricted cash, and short-term investments.

         During the six months ended December 29, 2000, cash flow provided by operating activities was approximately $3.3 million compared to $6.9 million used in operating activities during the six months ended December 31, 1999. Net cash provided by operating activities this quarter was due primarily to better asset management, with accounts receivable decreasing $9.7 million from better collection efforts and lower sales volume, offset by the cash loss from operations of $2.8 million, the increase in inventories of $1.6 million, and the decrease in current liabilities of $2 million. Overall, the reduced sales volume impacted the changes in accounts receivable, inventories, and current liabilities during this six-month period.

         Cash used in investing activities was approximately $1.2 million for the six months ended December 29, 2000, as compared to approximately $7.5 million provided for the six months ended December 31, 1999. Capital expenditures of $3.8 million for the six months ended December 29, 2000 were used primarily for renovation to the new headquarters facility acquired by the Company on June 30, 2000 and completion of the Oracle implementation project in July 2000. The maturity of short-term investments provided $1.9 million in cash during the first six months of fiscal 2001. The Company is committed to spend approximately $1.1 million to complete the renovation of the new headquarters facility, with an expected completion date in February 2001.

         Cash provided by financing activities was $2.5 million for the six months ended December 29, 2000 compared to $359,000 for the six months ended December 31, 1999. Proceeds of $2 million were provided during the six months ended December 29, 2000 from the loan agreement, as amended during the second quarter of fiscal 2001. Under the terms of the amended loan agreement, the Company can borrow up to $6.5 million to finance the purchase of the new headquarters property and make improvements thereon. As of December 29, 2000, the Company had approximately $42,000 of borrowings that are available under this loan agreement.

         The Company believes that its cash and investment balances, along with anticipated cash flows from operations according to our current operating forecast, and the remaining funds available under the multi-year mortgage will be adequate to finance current operations, anticipated investments, research and development expenses, and capital expenditures for at least the next twelve months. The Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, equipment financing, and offerings of debt and equity securities.

         FACTORS AFFECTING FUTURE RESULTS

         As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

         This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the Company's consolidation of its operations and outsourcing of its manufacturing operations (the "Restructuring"); the goals, intended benefits and success of the Restructuring, particularly the goal of reducing expenses; expected changes in selling, general and administrative expenses; total budgeted capital expenditures; expected research and development expenses; results and anticipated benefits of the optical networking project; and the adequacy of the Company's cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 10-K.

         Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In fiscal 2000, net sales to Nortel, WorldCom, and Ericsson accounted for 30%, 19%, and 3% of the Company's net sales, respectively, and the Company's top five customers accounted for 61% of the Company's net sales. In fiscal 1999, net sales to Nortel, WorldCom, and Ericsson accounted for 17%, 27%, and 5% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. Percentages of total revenue have been restated for prior periods as if Ericsson's May 1999 acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business had been in effect for all periods presented. Other than Nortel, WorldCom, and Ericsson, no customer accounted for more than 10% of the Company's net sales in fiscal years 2000 or 1999. There can be no assurance that the

Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on net sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in net sales to those customers. In addition, such acquisitions could have in the past, and could in the future, result in further concentration of the Company's customers. The Company has in the past experienced significant declines in net sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance that future merger and acquisition activity among the Company's customers will not have a similar adverse affect on the Company's net sales and results of operations. The Company's customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company's products. Loss of, or a material reduction in orders by, one or more of the Company's major customers would materially adversely affect the Company's business, financial condition, and results of operations. See "Competition" and "Fluctuations in Quarterly Operating Results".

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

         Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to Nortel, WorldCom, and Ericsson have varied between quarters by as much as $4.0 million, and orders delayed by these customers had a significant negative impact on the Company's first and second quarter results of fiscal 2001 as well as the third and fourth quarter results in fiscal 1999. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

         Dependence on Recently Introduced Products and New Product Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's AS2000 product line, and the WANsuite(TM) family of integrated access devices introduced during the third quarter of fiscal 2000. The AS2000 product line represented approximately 58% of net sales in fiscal 2000, 67% of net sales in fiscal 1999 and 86% of net sales in fiscal 1998. Sales of WANsuite(TM) products began during the last quarter of fiscal 2000. Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations. The market for the Company's products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company's customer base. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products. New products may require additional development work, enhancement, and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company's products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses. See "Optical Networking Product Development".

         Optical Networking Product Development. The Company's future results and operations are highly dependent on the success of the Company's optical product development project, the Company's cooperative research agreement with Beacon Telco (the "Cooperative Research Agreement"), and its related Premises Access and Services Agreement with the Boston University Photonics Center (the "Facility Access Agreement"). The Cooperative Research Agreement and the Facility Access Agreement are hereinafter collectively referred to as the "Research Agreements".

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

         The Company's ongoing effort to develop and market an optical networking product will require high levels of innovation and may not be successful. Even if the Company does succeed in developing an optical networking product, it may have difficulty marketing and selling the product. Moreover, there can be no assurance that any product developed by the Company will gain and hold market acceptance in the rapidly growing optical networking market which is characterized by rapid innovation, numerous competing products and technologies, as well as strong competition. Failure of the Company to develop an optical networking product or to gain market acceptance for such a product would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the development of an optical networking product may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Rapid Technological Change", "Dependence on Recently Introduced Products and New Product Development", and "Risks Associated with Potential Acquisitions and Joint Ventures".

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

         Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See "Competition".

         Reorganization of Sales Force. In July 2000, the Company restructured its sales force from a sales force organized by geographical region to one focused on sales to particular markets and through particular distribution channels. This reorganization appeared to be disruptive in the first half of fiscal 2001 and may continue to be disruptive to the Company's sales in future quarters and involves numerous uncertainties, including, but not limited to, the increased costs to retrain the sales force in the methods and techniques needed to effectively approach the different markets and distribution channels available for the Company's products, the ability to retain current members of the sales force, the effectiveness of the sales force in closing sales, and the re-allocation of relationships that the sales force may have previously developed with customers in the geographic regions. As a result, the Company expects that the reorganization may continue to have a short-term negative impact on the Company's sales and results of operations. The transition to a market and distribution channel based sales force may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as Digital Subscriber Lines (DSL), Integrated Services Digital Networks (ISDN), Frame Relay, Asynchronous Transfer Mode (ATM), and Internet Protocols (IP). Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions, and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products, and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and New Product Development" and "Optical Networking Product Development".

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

         Risks Associated With Potential Acquisitions and Joint Ventures. An important element of the Company's strategy is to review acquisition prospects and joint venture opportunities that would compliment its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's common stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. The Company's management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations. See "Optical Networking Product Development".

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 29, 2000, the Company's investment portfolio consisted of fixed income securities of $2.2 million. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 29, 2000, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on November 15, 2000 (the "Annual Meeting"). The voting of holders of record of 14,717,591 shares of the Company's Common Stock outstanding at the close of business on October 2, 2000 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b) The following individuals were elected as Class I Directors of the Company at the Annual Meeting:

                                                                    VOTES
                                                                 WITHHOLDING
                   CLASS I DIRECTOR          VOTES FOR            AUTHORITY
                  ------------------        -----------         -------------
                  Graham G. Pattison         11,768,947            868,534
                  John E. Major              11,757,808            879,673

         The following Directors' terms of office as Director continued after the meeting: Leigh S. Belden, John A. McGuire, Howard Oringer, and Steven C. Taylor.

(c) The amendments to the Company's Amended and Restated 1993 Stock Option Plan to increase the number of shares available for issuance thereunder from 6,050,000 to 8,800,000 shares of common stock were ratified. The stockholders' vote was 5,833,977 shares FOR; 1,503,746 shares AGAINST; 31,187 shares ABSTAINED from voting; and 5,268,571 shares NO VOTE.

(d) The amendments to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder from 500,000 to 750,000 shares of common stock were ratified. The stockholders' vote was 7,176,299 shares FOR; 158,241 shares AGAINST; 31,868 shares ABSTAINED from voting; and 5,271,073 shares NO VOTE.

(e) The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for fiscal year 2001 was ratified. The stockholders' vote on such appointment was 12,566,651 shares FOR; 21,450 shares AGAINST; 46,878 shares ABSTAINED from voting; and 2,502 shares NO VOTE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Index:

         Exhibit Number    Description of Exhibit
         --------------    ----------------------
         10.56             Lease Cancellation Agreement and Business Terms of
                           Lease Cancellation Agreement between Registrant and
                           Industrial Properties of the South dated January 19,
                           2001

(b)      No reports on Form 8-K were filed during the quarter ended
         December 29, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VERILINK CORPORATION


February 12, 2000                  By:  /s/ Ronald G. Sibold
                                      ------------------------------------------
                                      Ronald G. Sibold,
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)