Form 10-Q
period 2001-03-30
VERILINK CORP
filed 2001-05-09
CIK 774937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                         Commission file number 0-28562

--------------------------------------------------------------------------------

                              VERILINK CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   94-2857548
   (State of incorporation)                        (I.R.S. Employer
                                                  Identification No.)

             950 EXPLORER BOULEVARD, HUNTSVILLE, ALABAMA 35806-2808 (Address of principal executive offices, including zip code)

                                 (256) 327-2001
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X].   No [ ].

The number of shares outstanding of the issuer's common stock as of April 27, 2001 was 15,566,209.

                                      INDEX
                              VERILINK CORPORATION
                                    FORM 10-Q

PART I.           FINANCIAL INFORMATION                                                  Page No.
                                                                                         --------
Item 1.           Financial Statements (unaudited):

                  Condensed Consolidated Statements of Operations for the                   3
                  three months and nine months ended March 30, 2001
                  and March 31, 2000

                  Condensed Consolidated Balance Sheets as of                               4
                  March 30, 2001 and June 30, 2000

                  Condensed Consolidated Statements of Cash Flows for the nine              5
                  months ended March 30, 2001 and March 31, 2000

                  Notes to Condensed Consolidated Financial Statements                      6

Item 2.           Management's Discussion and Analysis of                                   9
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               20

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities                                                    21

Item 6.           Exhibits and Reports on Form 8-K                                         21

SIGNATURE                                                                                  21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                             ------------------------        -------------------------
                                                             March 30,       March 31,       March 30,        March 31,
                                                               2001            2000            2001             2000
                                                             ---------       ---------       ---------        ---------
Net sales ...........................................        $ 10,290         $17,822        $ 31,155         $ 48,857
Cost of sales .......................................           6,305           8,569          17,391           25,380
                                                             --------         -------        --------         --------
  Gross profit ......................................           3,985           9,253          13,764           23,477
                                                             --------         -------        --------         --------

Operating expenses:
  Research and development ..........................           3,461           1,743          16,551            7,078
  Selling, general and administrative ...............           4,239           5,913          14,407           17,009
  Restructuring and other non-recurring
    charges .........................................              --              --              --            8,300
                                                             --------         -------        --------         --------
      Total operating expenses ......................           7,700           7,656          30,958           32,387
                                                             --------         -------        --------         --------

Income (loss) from operations .......................          (3,715)          1,597         (17,194)          (8,910)
Interest and other income, net ......................              95             203             716              596
                                                             --------         -------        --------         --------

Income (loss) before provision for income taxes .....          (3,620)          1,800         (16,478)          (8,314)
Provision for income taxes ..........................              --              --           6,311               --
                                                             --------         -------        --------         --------

Net income (loss) ...................................        $ (3,620)        $ 1,800        $(22,789)        $ (8,314)
                                                             ========         =======        ========         ========

Net income (loss) per share - Basic .................        $  (0.24)        $  0.13        $  (1.53)        $  (0.59)
                                                             ========         =======        ========         ========

Net income (loss) per share - Diluted ...............        $  (0.24)        $  0.11        $  (1.53)        $  (0.59)
                                                             ========         =======        ========         ========

Shares used in per share computations - Basic .......          15,312          14,301          14,915           14,074
                                                             ========         =======        ========         ========

Shares used in per share computations - Diluted .....          15,312          15,896          14,915           14,074
                                                             ========         =======        ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERILINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        March 30,
                                                                          2001             June 30,
                                                                       (Unaudited)           2000
                                                                       -----------         --------
                            ASSETS
Current assets:
  Cash and cash equivalents ..................................          $ 10,603           $  6,617
  Restricted cash ............................................               500                500
  Short-term investments .....................................               516              4,079
  Accounts receivable, net ...................................             4,895             15,233
  Inventories ................................................             4,760              4,840
  Notes receivable ...........................................             2,072              1,440
  Other receivable ...........................................               223                515
  Deferred tax assets ........................................                --              2,638
  Other current assets .......................................               232                575
                                                                        --------           --------
      Total current assets ...................................            23,801             36,437

Property, plant and equipment, net ...........................            14,063             10,790
Restricted cash, long-term ...................................               500                500
Notes receivable, long-term ..................................             1,518              2,276
Goodwill and other intangible assets, net ....................             3,251              3,203
Deferred tax assets ..........................................                --              4,828
Other assets .................................................               924                686
                                                                        --------           --------

      Total assets ...........................................          $ 44,057           $ 58,720
                                                                        ========           ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................          $    683           $    600
  Accounts payable ...........................................             1,577              3,601
  Accrued expenses ...........................................             4,738              5,884
                                                                        --------           --------
      Total current liabilities ..............................             6,998             10,085

Long-term debt, less current portion above ...................             5,397              3,521
Other long-term liabilities ..................................               400                 --
                                                                        --------           --------

      Total liabilities ......................................            12,795             13,606
                                                                        --------           --------

Stockholders' equity:
  Common stock, $0.01 par value; 40,000,000 shares
    authorized; 15,561,959 and 18,307,751 shares issued ......               156                183
  Additional paid-in capital .................................            51,099             50,696
  Treasury stock; 3,662,523 shares of common stock at cost ...                --             (8,335)
  Other stockholders' equity (deficit) .......................           (19,993)             2,570
                                                                        --------           --------
      Total stockholders' equity .............................            31,262             45,114
                                                                        --------           --------

      Total liabilities and stockholders' equity .............          $ 44,057           $ 58,720
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

                              VERILINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                  ---------------------------
                                                                                  March 30,          March 31,
                                                                                    2001               2000
                                                                                  ---------          ---------
Cash flows from operating activities:
  Net loss .............................................................          $(22,789)          $(8,314)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization ....................................             2,591             2,983
      Deferred income taxes ............................................             6,311                --
      Research and development expenses related to the Beacon Telco
        warrants and bonus accrual .....................................             8,735                --
      Deferred compensation related to stock options ...................                --                91
      Net book value of assets charged against restructuring reserve ...                --             1,461
      Accrued interest on notes receivable from stockholders ...........              (216)              (43)
      Changes in assets and liabilities:
        Accounts receivable ............................................            10,338            (2,736)
        Other receivable ...............................................               292            (2,135)
        Inventories ....................................................                80             2,057
        Other assets ...................................................               105               867
        Accounts payable ...............................................            (2,024)              462
        Accrued expenses ...............................................            (1,146)             (768)
                                                                                  --------           -------
          Net cash provided by (used in) operating activities ..........             2,277            (6,075)
                                                                                  --------           -------

Cash flows from investing activities:
  Purchases of property, plant and equipment ...........................            (5,132)             (249)
  Proceeds from sale of short-term investments .........................             3,563             5,878
  Decrease (increase) in goodwill ......................................               375              (375)
  Repayments of notes receivable, net of advances ......................               302                --
                                                                                  --------           -------
          Net cash provided by (used in) investing activities ..........              (892)            5,254
                                                                                  --------           -------

Cash flows from financing activities:
  Proceeds from long term debt, net of payments ........................             1,959                --
  Proceeds from issuance of common stock, net ..........................               375             3,093
  Repurchase of common stock ...........................................                --               (78)
  Proceeds from repayment of notes receivable from stockholders ........               309               167
  Change in other comprehensive income .................................               (42)               (4)
                                                                                  --------           -------
          Net cash provided by financing activities ....................             2,601             3,178
                                                                                  --------           -------

Net increase in cash and cash equivalents ..............................             3,986             2,357
Cash and cash equivalents at beginning of period .......................             6,617             6,880
                                                                                  --------           -------

Cash and cash equivalents at end of period .............................          $ 10,603           $ 9,237
                                                                                  ========           =======

Supplemental disclosures:
  Cash paid for interest ...............................................          $    302           $    --
                                                                                  ========           =======

  Refund from income taxes .............................................          $     23           $   500
                                                                                  ========           =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results that may be achieved for the entire fiscal year ending June 29, 2001. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission.

NOTE 2. Comprehensive Income (Loss)

         The Company records gains or losses on the Company's foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale investments as accumulated other comprehensive income and presents it in other stockholders' equity (deficit) in the accompanying condensed consolidated balance sheets. For the three months ended March 30, 2001 and March 31, 2000, comprehensive income (loss) amounted to ($3,632,000) and $1,796,000, respectively. For the nine months ended March 30, 2001 and March 31, 2000, comprehensive loss was ($22,831,000) and ($8,318,000), respectively.

NOTE 3. Restructuring and Other Non-recurring Charges

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

NOTE 4. Inventories

         Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consisted of the following (in thousands):

                                    March 30,     June 30,
                                      2001          2000
                                    ---------     --------
         Raw materials               $1,383        $1,517
         Work in process                126            --
         Finished goods               3,251         3,323
                                     ------        ------
                                     $4,760        $4,840
                                     ======        ======

NOTE 5. Earnings Per Share

         Basic net income (loss) per share is computed by dividing net income
(loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net income (loss) per share, the average price of the Company's Common Stock for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options under the treasury stock method. Following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share for the three and nine months ended March 30, 2001 and March 31, 2000, respectively:

                                                             (in thousands, except per share amounts)
                                                 --------------------------------------------------------------
                                                       Three Months Ended               Nine Months Ended
                                                 -----------------------------   ------------------------------
                                                 Mar. 30, 2001   Mar. 31, 2000   Mar. 30, 2001    Mar. 31, 2000
                                                 -------------   -------------   -------------    -------------
Net income (loss) [numerator]                      $ (3,620)        $ 1,800        $(22,789)        $ (8,314)
                                                   ========         =======        ========         ========

Shares calculation [denominator]:
  Weighted shares outstanding - Basic                15,312          14,301          14,915           14,074
  Effect of dilutive securities:
    Potential common stock relating to
      stock options and warrants (a)                     --           1,595              --               --
                                                   --------         -------        --------         --------
  Weighted shares outstanding - Diluted              15,312          15,896          14,915           14,074
                                                   ========         =======        ========         ========

Net income (loss) per share - Basic                $  (0.24)        $  0.13        $  (1.53)        $  (0.59)
                                                   ========         =======        ========         ========

Net income (loss) per share - Diluted              $  (0.24)        $  0.11        $  (1.53)        $  (0.59)
                                                   ========         =======        ========         ========

(a) Options to purchase 4,050,068 shares of common stock at prices ranging from $0.50 to $19.75 per share and stock warrants to purchase 1,500,000 shares at $4.75 were outstanding at March 30, 2001, but were not included in the computation of diluted net income (loss) per share for the three months and nine months ended March 30, 2001 because inclusion of such options would have been antidilutive.

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

         The agreements provide Beacon Telco the opportunity to receive two bonus payments based in part on meeting certain milestones and the market price of the Company's common stock. The first bonus payment of $3,562,500 was earned on October 13, 2000 and paid on February 9, 2001 in the form of a note that Beacon Telco used in conjunction with the exercise of warrants for 749,900 shares of the Company's common stock. The second bonus payment of up to $7.1 million, if earned, may be paid at the option of the Company in cash, common stock, or a five-year note (payable in either cash, common stock, or used as payment toward the strike price at the time of exercise of the warrants). If the price of the Company's common stock is less than $4.75 per share on the date the second bonus payment is earned, this bonus will be reduced proportionately by the amount the price is below $4.75 per share.

         The Company recorded a charge to research and development expenses in the second quarter of fiscal 2001 of $8.3 million for the warrants and the first bonus payment that was used in the exercise of the warrants as noted above. The second bonus payment is being accrued and charged to research and development expenses over the period of time the optical networking products are developed. This bonus accrual is adjusted each quarter for changes, either increases or decreases, in the closing market price of the Company's common stock when the price is below $4.75 per share. For the third quarter of fiscal 2001, research and development expenses include a $400,000 accrual for the second bonus payment based upon the closing market price of the Company's common stock on March 30, 2001 of $1.5625 per share. This accrual is shown as other long-term liabilities on the condensed consolidated balance sheet as of March 30, 2001.

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

NOTE 10. Related Party Transactions

         Amounts due from the Company's principal stockholder and director as described in the paragraphs below require quarterly payments totaling $475,000 with the remaining balances due on March 31, 2002. During the third quarter of fiscal 2001, the $475,000 payment scheduled for March 31, 2001, plus accrued interest thereon, was rescheduled to March 31, 2002.

         In September 1993, the Company issued 1,600,000 shares of Common Stock to a principal stockholder and director in exchange for a note totaling $800,000 with the issued shares of Common Stock collateralizing the note. Through subsequent note modifications in February 1998 and September 1999, quarterly payments of $115,000 on the $800,000 note, which bears interest at 5% per annum, commenced in September 2000 with the balance due in March 2002. Principal and interest outstanding under this note was $931,000 and $1,123,000 as of March 30, 2001 and June 30, 2000, respectively, and is included in other stockholders' equity (deficit) on the condensed consolidated balance sheets. This note is currently collateralized by 600,000 shares of Common Stock of the Company per the note modification agreement entered into in September 1999.

         In February 1999, the Company approved a loan facility of up to $3.0 million to the same principal stockholder and director in return for a note that bears interest at 6% per annum with an original maturity date of March 1, 2000. The September 1999 note modification agreement requires quarterly payments of $360,000 on this note that commenced in September 2000 with the balance due in March 2002. As of March 30, 2001 and June 30, 2000, $2,085,000 and $2,698,000,
respectively, of principal and interest were outstanding. This facility is collateralized by an interest in Baytech Associates ("Baytech"). Baytech is owned by two stockholders who held an aggregate of 32% of the Company's Common Stock as of June 30, 2000, and who are also directors of the Company.


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

                                                            Three Months Ended          Nine Months Ended
                                                         -----------------------     -----------------------
                                                         Mar. 30,       Mar. 31,     Mar. 30,       Mar. 31,
                                                           2001           2000         2001           2000
                                                         --------       --------     --------       --------
Net Sales                                                  100.0%         100.0%       100.0%         100.0%
Cost of sales                                               61.3           48.1         55.8           51.9
                                                           -----          -----        -----          -----
  Gross profit                                              38.7           51.9         44.2           48.1
                                                           -----          -----        -----          -----

Operating expenses:
  Research and development                                  33.6            9.8         53.1           14.5
  Selling, general and administrative                       41.2           33.1         46.3           34.8
  Restructuring and other non-recurring charges               --             --           --           17.0
                                                           -----          -----        -----          -----
      Total operating expenses                              74.8           42.9         99.4           66.3
                                                           -----          -----        -----          -----
Income (loss) from operations                              (36.1)           9.0        (55.2)         (18.2)
Interest and other income, net                                .9            1.1          2.3            1.2
                                                           -----          -----        -----          -----
Income (loss) before provision for income taxes            (35.2)          10.1        (52.9)         (17.0)
Provision for income taxes                                    --             --         20.2             --
                                                           -----          -----        -----          -----
Net income (loss)                                          (35.2)%         10.1%       (73.1)%        (17.0)%
                                                           =====          =====        =====          =====

         Sales. Net sales decreased approximately 42% to $10.3 million for the three months ended March 30, 2001 from $17.8 million in the comparable period of the prior fiscal year. Net sales decreased 36% to $31.2 million for the nine months ended March 30, 2001 from $48.9 million during the comparable period in the prior year. The decrease in net sales resulted from a decrease in sales volume to most of the Company's product markets. Carrier and carrier access products net sales decreased from $12.8 million in the three months ended March 31, 2000 to $5.7 million in the three months ended March 30, 2001 and decreased from $31.9 million in the nine months ended March 31, 2000 to $18.4 million in the nine months ended March 30, 2001. These decreases were primarily a result of reduced spending by the large telecommunication infrastructure companies, which we believe to be a result of both macro-economic and industry-wide factors, including over-capacity in our customers' markets. In the short term, the Company anticipates that reduced capital spending by our customers may continue to affect sales, although forecasting is challenging in the current environment. These companies have traditionally contributed more than half of the Company's revenue base. Net sales to the Company's top five customers decreased approximately 46% in the three months ended March 30, 2001 to $6.6 million from $12.2 million in the three months ended March 31, 2000, and decreased 34% to $19.9 million for the nine months ended March 30, 2001 from $30.2 million for the nine months ended March 31, 2000. Net sales to all other customers declined by approximately 34% and 40%, respectively, in the three- and nine-month periods ended March 30, 2001 from the comparable periods in the prior fiscal year due in part to the impact of the reorganization of the Company's sales force and the implementation of a two-tier distribution channel. See "Factors Affecting Future Results -- Reorganization of Sales Force". The Company's top five customers did not remain the same over the periods presented.

         Gross Margin. Gross margin decreased to 38.7% of net sales for the three months ended March 30, 2001 as compared to 51.9% for the three months ended March 31, 2000 and decreased to 44.2 % of net sales for the nine months ended March 30, 2001 from 48.1% for the nine months ended March 31, 2000. These decreases are attributable to several factors, including the mix of product sales and a high level of unabsorbed manufacturing overhead and other costs associated with the lower sales volume during the current year. In addition, a one-time sale of excess inventory at reduced prices contributed to decreased gross margin for the current quarter.

         Research and Development. Research and development expenditures increased 99% to $3.5 million for the three months ended March 30, 2001 from $1.7 million for the three months ended March 31, 2000 and increased 134% to $16.6 million for the nine months ended March 30, 2001 from $7.1 million for the nine months ended March 31, 2000. As a percentage of sales, research and development expenses increased from 9.8% for the three months ended March 31, 2000 to 33.6% for the three months ended March 30, 2001 and increased from 14.5% for the nine months ended March 31, 2000 to 53.1% for the nine months ended March 30, 2001. These increases were due primarily to the new optical networking development project initiated in October 2000 that is discussed below, as well as an increase in spending for WANsuite(TM) product development.

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

         As part of the agreements, the Company issued Beacon Telco warrants to purchase up to 2,249,900 shares of the Company's common stock at an exercise price of $4.75 per share. The warrants become exercisable over time, subject to acceleration based upon meeting development milestones and certain other events, including the market price of the Company's common stock exceeding a certain price, and will expire on October 13, 2003. The agreements provide Beacon Telco the opportunity to receive two bonus payments, totaling up to $10.7 million, based in part on meeting certain milestones and the market price of the Company's common stock.

         The Company recorded a non-cash charge to research and development expenses in the second quarter of fiscal 2001 of $8.3 million for the warrants and the first bonus payment of $3,562,500. The second bonus payment, of up to $7.1 million, is being accrued and charged to research and development expenses over the development period for the optical networking products. This bonus accrual is adjusted each quarter for changes, either increases or decreases, in the closing market price of the Company's common stock when the price is below $4.75 per share. Research and development expenses for the three months ended March 30, 2001 included an accrual of $400,000 for the second bonus payment based upon the closing market price of the Company's common stock on March 30, 2001 of $1.5625 per share.

         Research and development expenses are expected to increase above the current quarter's expenses for the next five quarters in connection with the development of optical networking products. See "Note 7 in the Notes to Condensed Consolidated Financial Statements" and "Factors Affecting Future Results - Optical Networking Product Development". The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales.

         Selling, General and Administrative. Selling, general and administrative expenses decreased 28% to $4.2 million for the three months ended March 30, 2001 from $5.9 million for the three months ended March 31, 2000 and decreased 15% to $14.4 million for the nine months ended March 30, 2001 from $17 million for the nine months ended March 31, 2000. The decrease in absolute dollars over the same periods in the prior year is due to a decrease in variable selling expenses on the lower sales volume, cost reduction programs implemented during the second and third quarters of fiscal 2001, including a headcount reduction in March 2001, and the benefits of the restructuring completed in the second quarter of fiscal 2000. Selling, general and administrative expenses increased as a percentage of sales from 33.2% for the three months ended March 31, 2000 to 41.2% for the three months ended March 30, 2001 and increased from 34.8% for the nine months ended March 31, 2000 to 46.2% for the nine months ended March 30, 2001 due to the Company's lower sales levels. The Company expects the dollar amount of selling, general and administrative expenses to decrease in the future due to the headcount reductions in March 2001 and expects that such expenses will vary over time as a percentage of sales.

         Restructuring and Other Non-recurring Charges. During the second quarter of fiscal 2000, the Company completed the consolidation of its operations into its existing operations located in Huntsville, Alabama, and outsourced its San Jose based manufacturing activities as announced in July 2000. The Company incurred pretax charges of $8.3 million in the nine-month period ended March 31, 2000 for restructuring and other related non-recurring activities. See "Note 3" in the "Notes to Condensed Consolidated Financial Statements" for further details of the Company's restructuring and other non-recurring charges.

         Interest and Other Income, Net. Net interest and other income decreased 53% from $203,000 for the three months ended March 31, 2000 to $95,000 for the three months ended March 30, 2001 due to the interest expense on the outstanding debt associated with the acquisition of the new headquarters facility in June 2000. Net interest and other income increased 20% from $596,000 for the nine months ended March 31, 2000 to $716,000 for the nine months ended March 30, 2001 as a result of higher interest-bearing assets and the higher market interest rates during the first two quarters of fiscal 2001.

         Provision for Income Taxes. With the full valuation allowance established against its deferred tax assets at September 29, 2000, the Company did not record a tax benefit for income taxes for the three months ended March 30, 2001. The Company did not record a tax benefit or provision for income taxes in the three- or nine-month periods ended March 31, 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         On March 30, 2001, the Company's principal sources of liquidity included $11.1 million of cash and cash equivalents and short-term investments.

         During the nine months ended March 30, 2001, cash flow provided by operating activities was approximately $2.3 million compared to $6.1 million used in operating activities during the nine months ended March 31, 2000. Net cash provided by operating activities this quarter was due primarily to better asset management, with accounts receivable decreasing $10.3 million from better collection efforts and lower sales volume, offset by the cash loss from operations of $5.2 million and the decrease in current liabilities of $3.1 million.

         Cash used in investing activities was approximately $900,000 for the nine months ended March 30, 2001, as compared to approximately $5.3 million provided for the nine months ended March 31, 2000. Capital expenditures of $5.1 million for the nine months ended March 30, 2001 were used primarily for renovation to the new headquarters facility acquired by the Company on June 30, 2000 and completion of the Oracle implementation project in July 2000. The maturity of short-term investments provided $3.6 million in cash during the first nine months of fiscal 2001. The renovation to the new headquarters facility was completed during the quarter.

         Cash provided by financing activities was $2.6 million for the nine months ended March 30, 2001 compared to $3.2 million for the nine months ended March 31, 2000. Proceeds of $2 million, net of payments, were provided during the nine months ended March 30, 2001 from the loan agreements with Regions Bank to borrow up to $6.5 million to finance the acquisition of the new headquarters facility and improvements thereon.

         As discussed in Note 10 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements, the $475,000 payment due on March 31, 2001 from a principal stockholder and director was rescheduled to March 2002. Under the terms of the loan agreement with the principal stockholder, payments of $475,000 are required each quarter with the final balance due in March 2002.

         The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon our current operating forecast and cost reduction programs, will be adequate to finance current operations, anticipated investments, research and development expenses, and capital expenditures for the next twelve months. The Company's future capital needs will depend on the Company's ability to meet its current operating forecast, the ability to successfully bring new products to market, and market demand for the Company's products. The Company continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing, and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company's common stock and stockholders may experience dilution.

         FACTORS AFFECTING FUTURE RESULTS

         As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

         This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the goal of reducing expenses; expected changes in selling, general and administrative expenses; total budgeted capital expenditures; expected research and development expenses; results and anticipated benefits of the optical networking project; and the adequacy of the Company's cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 10-K.

         Customer Concentration. A small number of customers continue to account for a majority of the Company's sales, all of whom are in the telecommunications industry. In fiscal 2000, net sales to Nortel, WorldCom, and Ericsson accounted for 30%, 19%, and 3% of the Company's net sales, respectively, and the Company's top five customers accounted for 61% of the Company's net sales. Percentages of total revenue have been restated for prior periods as if Ericsson's May 1999 acquisition of Qualcomm's terrestrial Code Division Multiple Access (CDMA) wireless infrastructure business had been in effect for all periods presented. Through the first three quarters of fiscal

2001, the Company's top five customers have not remained the same as in previous years. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. Substantial variations in telecommunications infrastructure spending by the Company's current and target customers, as well as by their customers, can cause material variations in the Company's business, financial condition and results of operations. Reduced telecommunications infrastructure spending in recent quarters has adversely affected the Company's net sales and results of operations.

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

         Management of Growth. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, marketing and management personnel, for whom competition is intense. In particular, the current availability of qualified personnel may be limited and competition among companies for such personnel is intense. In March 2001, the Company reduced the size of its workforce as part of its cost reduction programs. This recent reduction may make it more difficult to attract and retain qualified personnel. The Company is currently attempting to hire a number of engineering personnel and has experienced some delays in filling such positions. There can be no assurance that the Company will be able to effectively achieve or manage any such growth, and failure to do so could delay product development and introduction cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. See "Dependence on Key Personnel".

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

         Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to Nortel, WorldCom, and Ericsson have varied between quarters by as much as $4.0 million, and orders delayed by these customers had a significant negative impact on the Company's results of operations for the first three quarters of fiscal 2001. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

         All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could likely be materially and adversely affected. See "Potential Volatility of Stock Price".

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

         The Company has committed to pay the expenses related to the Research Agreements and therefore anticipates significant increases in research and development expenses in addition to increases in the ongoing development and marketing costs necessary to bring a potential optical networking product to market. Either of these expenses may exceed the budget that the Company has established and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has also agreed both to license from Beacon Telco and/or the Boston University Photonics Center or their affiliates, for additional license fees yet to be determined, any background intellectual property necessary to commercialize the optical networking product and to certain limitations on the Company's ownership and use of intellectual property generated in the course of the performance of the Research Agreements. The parties may be unable to agree on the proper fees to be charged for such license of background intellectual property necessary to commercialize the optical networking product, or, if agreed, the costs of licensing background or other intellectual property could be substantial and may limit the ability of the Company to develop and market the optical networking product on a profitable basis.

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

         The Company's ongoing effort to develop and market an optical networking product will require high levels of innovation and may not be successful. Even if the Company does succeed in developing an optical networking product, it may have difficulty marketing and selling the product. Moreover, there can be no assurance that any product developed by the Company will gain and hold market acceptance in the rapidly growing optical networking market that is characterized by rapid innovation, numerous competing products and technologies, as well as strong competition. Failure of the Company to develop an optical networking product or to gain market acceptance for such a product would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the development of an optical networking product may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Rapid Technological Change", "Dependence on Recently Introduced Products and New Product Development", and "Risks Associated with Potential Acquisitions and Joint Ventures".

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

         Reorganization of Sales Force. In the third quarter of fiscal 2001, the Company further refined its sales force reorganization that began in the first fiscal quarter. These changes are intended to emphasize both a geographic and product focus, and to better position the sales force for available sales opportunities. Previously in July 2000, the Company had restructured its sales force from a sales force organized by geographical region to one focused on sales to particular markets and through particular distribution channels. This reorganization appeared to be disruptive in the first half of fiscal 2001 and the Company's recent efforts to return to a more geographic focus may continue to be disruptive to the Company's sales in future quarters. As a result, the Company expects that the reorganization may continue to have a short-term negative impact on the Company's sales and results of operations. These changes during this fiscal year may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At March 30, 2001, the Company's investment portfolio consisted of fixed income securities of $516,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 30, 2001, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

         The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 30, 2001, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         As of February 9, 2001, Beacon Telco used a $3,562,500 bonus note issued by the Company to pay the exercise price in connection with the exercise of warrants for 749,900 shares of the Company's Common Stock. See Note 7 in the Notes to Condensed Consolidated Financial Statements. The shares were issued without registration under the Securities Act of 1933 pursuant to the exemption provided by Section 3(a)(9) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Index:

         Exhibit Number                     Description of Exhibit
         --------------                     ----------------------
             10.57                          Executive Deferred Compensation Plan adopted by Registrant for certain of its executive employees and members of its Board of
                                            Directors effective as of January 1, 2001

             10.58                          Separation Agreement between Registrant and Steven E. Turner dated
                                            March 2, 2001

             10.59                          Separation Agreement between Registrant and Edward A. Etzel dated
                                            March 1, 2001

(b) No reports on Form 8-K were filed during the quarter ended March 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          VERILINK CORPORATION



May 9, 2001               By: /s/ Ronald G. Sibold
                             ---------------------------------------------------
                             Ronald G. Sibold,
                             Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)