Form 10-K
period 2001-06-29
VERILINK CORP
filed 2001-10-12
CIK 774937

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

                               -------------------


              ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 29, 2001

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

             950 EXPLORER BOULEVARD, HUNTSVILLE, ALABAMA 35806-2808
                    (Address of principal executive offices)

                                 (256) 327-2001
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on August 31, 2001, as reported by the Nasdaq National Market was $23,813,811. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

    As of August 31, 2001, the registrant had outstanding 15,744,834 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held November 14, 2001 (the "Proxy Statement"), (Part III).


================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Verilink Corporation (the "Company") develops, manufactures, and markets a broad range of integrated access products and customer premises equipment ("CPE") for use by telecommunication network service providers and corporate end users. The Company focuses on providing equipment that links service providers, such as network service providers ("NSPs"), to their enterprise customers. The Company's products enable connections at broadband access transmission speeds of T1, NxT1, digital subscriber line ("DSL"), and various optical carrier speeds (Fiber) with access services and protocols such as Internet ("IP"), Ethernet, Frame Relay, and Asynchronous Transfer Mode ("ATM"). The Company's customers include equipment integrators, service providers, and enterprise customers consisting of wireline and wireless carriers, inter-exchange carriers ("IXCs"), regional Bell operating companies ("RBOCs"), competitive local exchange carriers ("CLECs"), Internet service providers ("ISPs"), and local, state, and federal government agencies. The Company was founded in San Jose, California in 1982 and is a Delaware corporation.

    During fiscal 2000 the Company consolidated its operations into its existing operations located in Huntsville, Alabama in order to reduce expenses, and thereby enable the Company to achieve profitability at lower revenue levels. The San Jose based manufacturing operations were outsourced to a third party electronics manufacturing services provider in September 1999. The Company recruited the necessary engineering, marketing, and administrative personnel in Huntsville, which included the recruitment of several key management executives. The consolidation of operations was successfully completed ahead of schedule and within the established cost targets.

INDUSTRY BACKGROUND

    Carriers, led by IXCs and RBOCs, have historically been the main consumers of broadband, optical, and switching equipment. Capital spending by these companies comprises the majority of telecommunications spending (94% for 2000 according to SG Cowen) and determines the overall direction of the industry. Capital spending by carriers in calendar 2001 is expected to drop 17% to $94 billion from an all time high of $113 billion in calendar 2000, according to data provided by SG Cowen. This decline in spending was the logical consequence of the IXCs and RBOCs overbuilding their backbone networks in the last half of 1999 and throughout calendar 2000.

    This high level of capital spending led to sharply higher valuations for carriers and optical companies, a glut of bandwidth on the backbone networks, and a lack of revenue from new customer services. As the industry refocuses on business fundamentals and operating results, capital spending is expected to grow more slowly to an anticipated $100 billion in calendar 2003. Accordingly, carriers are expected to seek to improve broadband and optical equipment at the network edge (the connection from the end-user to the high-speed backbone network).

THE MARKET OPPORTUNITY

Industry Direction - High Bandwidth to the Network Edge

    Verilink recognizes that the telecommunication industry is at a crossroads. Emerging telecommunication applications and the convergence of voice, data, and video are propelling the need for greater increased bandwidth capability at the network edge where the end-user connects to the high-speed backbone network. Business communication traffic from enterprise customers continues to increase as data-centric applications provide new revenue opportunities for NSPs and improved productivity for the enterprise. Business-to-Business connectivity, E-commerce, packet-voice, and the critical need to access information are key drivers of the growth in enterprise communication traffic.

    New technologies such as higher speed Ethernet have increased speed and throughput to end users' Local Area Networks ("LANs"), and fiber technologies such as Dense Wavelength Division Multiplexing ("DWDM") have tremendously increased the supply of bandwidth on service provider backbones. The Company expects high emerging market growth to be in access technologies that link customers' new high speed LAN's to the massive network capacities generated by DWDM.

    New services enabled by ATM and the emerging international DSL standard (G.shdsl) over existing copper infrastructure are predicted to double annually through calendar 2003 to address the immediate data capacity requirements. By calendar 2003, approximately 16 million broadband access lines are expected to be in service according to estimates from Dataquest market research. In addition to copper based delivery, fiber-to-the-business is also expected to provide enhanced service options that greatly increase bandwidth at economical price points to customer premises. Industry analysts indicate that approximately 80% of all businesses are within one mile of a fiber access point.

Company Growth - Wireline & Wireless

    Based on the market opportunity for broadband business-to-business connectivity, Verilink expects that future growth in the wireline market space will come from an increase in the number of broadband subscribers and the continued growth of ATM and IP based services. Applications such as electronic commerce, web hosting, and storage area networks are expected to drive the need for higher bandwidth services.

    Demand by mobile workers and consumers for wireless communication services has grown from 1999 through 2000 with significant continued growth through 2003 expected. This trend is enabled by the availability of new low cost digital services and fueled by intense competition among service providers. Service providers seeking delivery of new communication services in developing nations are also increasingly choosing wireless technology as the most cost-effective solution. The Company expects that future growth in the wireless market will come from a further increase in the number of subscribers, an increase in the total minutes of use, the increased implementation of wireless local loop systems in developing nations, and the emergence of broadband access in developed nations.

The Verilink Solution - High-Bandwidth Access Technologies

    Verilink's goal is to help service providers and their enterprise customers maximize the current copper infrastructure by developing local access technologies that rejuvenate existing copper installations by raising bandwidth limits while improving management of critical network connections. Verilink is also preparing for the movement to optical access technologies that will further address the bandwidth and connectivity demands by pioneering new techniques to carry optical networking to the network edge.

    The Company combines expertise in broadband access technologies with web-based application-level software to provide a cost effective, scalable, integrated voice and data solution. In the past, access devices were used to terminate circuits and did not have the processing power needed to obtain higher-level statistics and provide the necessary service level monitoring. By using industry standard microprocessors and programmable gate arrays, features and functionality that were normally implemented in hardware can be converted to software to provide more flexible end-to-end solutions. The Company's software-based approach results in next generation access devices with flexibility that greatly improves network visibility for service providers and their enterprise customers.

PRODUCTS

    Verilink offers a portfolio of products appropriate for a wide range of applications. The Company's products are both modular in design, such as the Access System 2000 product family and the 1051 and 1024 chassis-based products, as well as stand-alone devices, such as the WANsuite(R) product family, compact Lite family of products, PRISM series of channel service/data service unit devices, and FrameStart(TM) products.

WANsuite Product Family

    The Company's WANsuite product family is a suite of software programmable intelligent integrated access devices that target customer premise applications for improving "last mile" or network edge broadband communications. The WANsuite product family is powered by industry standard microprocessors that increase processing power over traditional termination devices by a factor of 10 to 50 times, depending upon the application. The WANsuite platform supports copper-based transmission services such as DDS, T1, E1, and G.shdsl, and includes software support for ATM, Frame Relay, and IP service and application monitoring and control. The WANsuite product line combines integral channel service/data service units ("CSU/DSU"), routing, and network monitoring capabilities. WANsuite products also utilize an embedded web server to provide an innovative user interface that aligns with the Internet for ease-of-use by NSPs. The increased flexibility of

WANsuite products allows quick delivery of customer specific requirements. Some key WANsuite features are IP Gateway, Network Probe, Intelligent APS, QMC, SCADA, TCP/IP Server, and routing for IP, Frame Relay, and ATM applications.

Access System 2000

    The Company's Access System 2000 ("AS2000(TM)") is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. AS2000 products are installed at the origination and termination points at which NSPs provide communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing, and inverse multiplexing functions for T1 (1.5 MBPS), E1, multi-T1, multi-E1, and T3 (45 MBPS) access links. A key feature of the AS2000 is its flexibility and adaptability made possible by a modular architecture that allows customers to access new services or expanded network capacity simply by configuring or changing circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 DSU, TDM, automatic protection switch, and a Simple Network Management Protocol ("SNMP") management agent. A WANsuite gateway card has also been added to the AS2000 for SCADA, IP Gateway, routing CSU, and DSU applications.

Access System 4000

    The Access System 4000 ("AS4000(TM)") is an integrated access cross-connect system that provides full non-blocking DACS capability, channel bank functionality, and standard interfaces including T1, SDSL, HDSL, analog voice, and T3. The AS4000 is targeted at carriers and enterprise networks that have access requirements for voice and data applications over a wide array of WAN circuit types.

PRISM 3030/3060 Integrated Access Multiplexer

    The PRISM 3030/3060 family of intelligent channel banks enables customers to combine voice and data requirements into a single, multi-functional access device. This allows the Company's customers to decrease initial equipment deployment and ongoing operational costs, while optimizing network and bandwidth efficiency and increasing equipment density to save space in network closets. The PRISM 3030/3060 products are modular voice and data multiplexers, which allow voice and data to be combined over a single T1 facility. The PRISM 3030/3060 products are deployed as managed voice channel banks, and support FXS, FXO, and E&M functionality with advanced signaling feature support and integral diagnostic capabilities. An OCU-DP feature option is also available.

CSU/DSU Circuit Management Products

    Physical layer transmission standards form the foundation upon which all advanced data services are based, including the Internet, Frame Relay service, cell relay service, leased lines, and Integrated Services Digital Networks ("ISDN"). The Company's physical layer transmission devices convert standard data interchange signals into formats appropriate for sending over carrier facilities. Additionally, these devices provide physical layer performance monitoring and diagnostic functions. Verilink transmission systems are produced to carrier-grade standards of quality and are typically found deployed in the mission-critical applications used by banks and other corporate enterprises.

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

    The Company also sells its products and services to North American enterprises primarily through indirect channels, which include distributors, systems integrators, and value-added resellers. These include Interlink Communication Systems, Anixter, Inc., Graybar Electronic Co. Inc., Integrated Communications, Inc., Inter-Tel, Primary Telecommunications, Inc., and Sprint North Supply. With the addition of more intelligent integrated access devices and CPE products, the Company believes that sales through indirect channels will become increasingly more important.

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

    In fiscal 2001, net sales to Nortel Networks accounted for 37% of the Company's net sales, and the Company's top five customers accounted for 66% of the Company's net sales. In fiscal 2000, net sales to Nortel and WorldCom accounted for 30% and 19% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 61% of the Company's net sales. In fiscal 1999, net sales to Nortel and WorldCom accounted for 17% and 27% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. Other than Nortel Networks and WorldCom, no customer accounted for more than 10% of the Company's net sales in fiscal 2001, 2000, or 1999. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. See "Item 7. Factors Affecting Future Results - Customer Concentration".

Customer Service and Support

    The Company maintains 24-hour, 7-day a week telephone support for all of its customers. The Company provides, for a fee, direct installation and service of its products utilizing its own resources or resources available under a Worldwide Equipment Support agreement with Vital Network Services, Inc. The Company provides product training and support to its customers dealing with the installation, operation, and maintenance of the Company's products.

    The Company also offers various levels of maintenance agreements to its customers for a fee, which provide for on-site service in response to customer reported difficulties.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on developing new products, core technologies, and enhancements to existing products. During the past year, product development activities included the development of optical network access products and emphasized enhancements of the existing WANsuite intelligent integrated access product family. These enhancements to the WANsuite product family included both advanced protocol development and customer application inclusion. Other development activities included feature enhancements and general product improvements to the AS2000 and AS3000 lines of products. There was also development of some key low-end CSU/DSUs for the indirect market. The Company's product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internetworking industries and on the development of low-cost CPE devices that leverage advancements in hardware and software technology.

    In October 2000, the Company entered into agreements with Beacon Telco, L.P. and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical network access products. The arrangement provides the Company with access to the Photonics Center's state-of-the-art optics laboratories and specialized technical expertise. In October 2001, the Company suspended the optical network access project. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events and Liquidity".

    During fiscal 2001, 2000, and 1999, total research and development expenditures were $19,682,000, $8,950,000, and $13,391,000, respectively.
Research and development expenditures in fiscal 2001 related to the optical network access product were $11,538,000. All research and development expenses are charged to expense as incurred. See Note 7 to the

Consolidated Financial Statements regarding the accounting treatment of warrants and bonuses associated with the optical network access project.

    The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company's customer base. The Company expects to continue its investment in research and development in fiscal 2002 for product development of specific technologies, such as monitoring and control applications software, IP, QoS, xDSL, network management, and other performance monitoring services, as well as to respond to market demand and new service offerings from service providers. Research and development activities may also include development of new products and markets based on the Company's expertise in telecommunications network access technologies. See "Item 7. Factors Affecting Future Results -- Dependence on Recently Introduced Products and New Product Development".

MANUFACTURING AND QUALITY

    The Company has an agreement with an electronics manufacturing services provider to outsource substantially all of its procurement, assembly, and system integration operations previously performed in San Jose. Under the terms of the agreement, the Company maintains a bonded warehouse on the services provider's premises and ships products directly to the Company's customers.

    The Company's manufacturing operations located in Huntsville, Alabama primarily support the manufacturing of the product line acquired as part of the TxPort, Inc. acquisition, and consist primarily of material requirements planning, materials procurement and final assembly, test and quality control of subassemblies and systems. The Company performs virtually all aspects of its manufacturing process for the products at its Huntsville facility, with the exception of surface mounted printed circuit board assembly. The Company's Huntsville facility completed its migration to ISO 9001:2000 certification in July 2001. ISO 9001 is an international quality certification process, developed in the European Common Market and adopted by the United States as the method by which companies can demonstrate the functionality of their quality system. The Company obtained such certification through an independent third party, with ongoing audits on a semi-annual basis. In order to continually improve on a quality management system to effectively and efficiently protect the integrity of the products, software, and services that it offers its customers, the Company has begun the implementation process of TL 9000. TL 9000 is a common set of quality management system requirements and measurements built on currently used industry standards, including ISO 9001:2000.

COMPETITION

    The market for telecommunications network access equipment is characterized as highly competitive with rapid price erosions on aging technologies. Even if the number of competitors fades in the next year, consolidation into fewer, larger competitors will likely fuel increased competition. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Access System and WANsuite product lines and for enterprise devices such as the PRISM and FrameStart product lines is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of products based on new technologies, high product value in price versus performance comparisons, support for multiple types of communication services, increased network monitoring and control, product reliability, and quality of customer support. There can be no assurance that the Company's current products and future products will be able to compete successfully with respect to these or other factors.

    The Company's principal competition for its current AS2000 and AS4000 products are Newbridge Networks Corporation, Tellabs, Telco Systems, ADC Telecommunications, Inc., Adtran, Inc., and Paradyne Inc. Competition for its WANsuite and FrameStart products are Visual Networks, Cisco Systems, Adtran, Inc., and Paradyne Inc. Lastly, the Company's competition for enterprise access and termination products are Adtran, Inc., Quick Eagle Networks, Kentrox (recently acquired by Platinum Equity Holdings), General Data Corporation ("GDC"), and Paradyne Inc. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition, and results of operations could be materially adversely affected.

    The Company believes that the market for basic network termination products is mature and that margins are eroding, but the market for feature-enhanced network termination and high bandwidth network access products may continue to grow and expand, as more "capability" and "intelligence" moves outward from the central office to the enterprise. The Company expects emerging broadband standards and technologies like G.shdsl, ATM, and DWDM to start the next wave of spending in this market as carriers and enterprises update services to the network edge.

    Many of the Company's current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company's competitors have long-established relationships with NSPs. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See "Item 7. Factors Affecting Future Results -- Competition".

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies upon a combination of patent, trade secret, copyright, and trademark laws as well as contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S., Canadian, and European patents with respect to limited aspects of its network access technology. The Company has not yet obtained significant patent protection for its Access System or WANsuite technologies. There can be no assurance that third parties have not, or will not, develop equivalent technologies or products without infringing the Company's patents or that a court having jurisdiction over a dispute involving such patents would hold the Company's patents valid, enforceable, and infringed by such other technologies or products. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and enters into non-disclosure agreements with its suppliers, distributors, and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition, and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured, or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company's technology and products more likely. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Future Results -- Limited Protection of Intellectual Property."

    The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to the Company's products. Software comprises a substantial portion of the technology in the Company's products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company's products. The Company may receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for all expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, or to expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition, and results of operations would be materially adversely affected. See "Item 7. Factors Affecting Future Results -- Risk of Third Party Claims Infringement."

EMPLOYEES

    As of June 29, 2001, the Company had 201 full-time employees worldwide, of whom 66 were employed in engineering, 44 in sales, marketing and customer service, 63 in manufacturing and 28 in general and administration. All of the employees are located in the United States except two employees in Canada and three employees in Mexico.

    Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees, including management, technical, and design personnel. Any lengthy delay in filling new positions could lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Factors Affecting Future Results -- Dependence on Key Personnel".

BACKLOG

    The Company manufactures its products based, in part, upon its forecast of customer demand and typically builds finished products in advance of or at the time firm orders are received from its customers. Orders for the Company's products are generally placed by customers on an as-needed basis and the Company has typically been able to ship these products within 30 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not be indicative of sales in any future period.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal administrative, engineering, and manufacturing facility are located in a building owned by the Company containing about 113,000 square feet on approximately 19 acres in Cummings Research Park West in Huntsville, Alabama. The Company leases an additional 11,000 square feet of warehouse space in Madison, Alabama.

    In addition, the Company has five sales offices located in the United States and Mexico, and an engineering office in Canada. These properties are occupied under operating leases that expire on various dates through the year 2003, with options to renew in most instances.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended June 29, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

    Set forth below is certain information concerning executive officers of the Company. Unless otherwise indicated, the information set forth is as of June 29, 2001.

    Mr. Graham G. Pattison, age 51, joined the Company in April 1999 as President, Chief Executive Officer and Director. From May 1998 until joining the Company, Mr. Pattison was Vice President and General Manager of new business ventures at Motorola's new Internet and Networking Group ("Motorola ING"). From June 1996 to May 1998, Mr. Pattison served as Vice President and General Manager of Motorola's Network System Division. From November 1995 to June 1996, Mr. Pattison served as Vice President of North American Distribution for Motorola. From November 1994 to November 1995, Mr. Pattison served as Vice President of International Distribution for Motorola. Mr. Pattison received a B.S. in Electrical Engineering and a M.S. in Engineering Technology from Royal Melbourne Institute of Technology, Australia.

    Mr. Michael L. Reiff, age 53, served the Company as Executive Vice President and Chief Operating Officer from November 1999 to October 2001. From April 1999 until joining the Company, Mr. Reiff was Vice President of Internet and Networking Solutions within Motorola ING. Prior to April 1999, Mr. Reiff held several positions including General Manager of North America Sales and Service for Motorola's Network System Division and Director of Worldwide Customer Service. From April 1994 to January 1997, Mr. Reiff served as Managing Director of United Kingdom and Ireland for Motorola ING. Mr. Reiff also held various positions within Motorola's Human Resources including Director of Organization Development and International H.R. Mr. Reiff received a B.A. in International Relations from Windham College.

    Mr. Ronald G. Sibold, age 43, served the Company as Vice President and Chief Financial Officer from June 2000 to October 2001. From January 1994 until joining the Company, Mr. Sibold was Treasurer for SCI Systems, Inc., an electronics manufacturing services company. From July 1993 to January 1994, Mr. Sibold was Assistant Treasurer for SCI. From February 1989 to July 1993, Mr. Sibold served as vice president and deputy manager, DG BANK Deutsche Genossenschaftsbank, Atlanta. Prior to 1989, he held the following positions: assistant vice president, Commerzbank AG, Frankfurt/Duesseldorf/Atlanta; assistant vice president, National Australia Bank Ltd., Atlanta; and financial analyst, Wachovia Corporation, Atlanta. Mr. Sibold received a B.A. in Government from the University of Virginia, and a M.I.B.S. from the University of South Carolina in Banking and Finance.

    Mr. James B. Garner, age 34, joined the Company in November 1998 as Director of Engineering of the Company's Huntsville business unit. In November 1999, he transferred to the position of Director of Marketing for the Company and was promoted to Vice President, Marketing in March 2000. From March 1998 until joining the Company, Mr. Garner served as Director of Engineering for TxPort, Inc. From September 1988 to March 1998, Mr. Garner held various technical and management positions within Motorola including Senior Marketing Manager for Motorola's Transmission Products Division. Mr. Garner received a B.S. in Electrical Engineering from the University of Alabama in Huntsville.

    Mr. S. Todd Westbrook, age 39, joined the Company in February 2000 as Vice President, Operations. From July 1998 until joining the Company, Mr. Westbrook served as the president of ZAE Research, Inc., a firm engaged in electronics design. From April 1987 to July 1998, Mr. Westbrook held several positions at Avex Electronics, Inc. including Vice President of North America Operations from March 1996 to July 1998. Mr. Westbrook received a B.S. in Industrial Engineering from Auburn University.

    Mr. C. W. Smith, age 47, joined the Company in November 1998 as Controller of the Company's Huntsville business unit. In September 1999, Mr. Smith was promoted to the position of Vice President and Corporate Controller. From February 1995 until joining the Company, Mr. Smith served as Vice President, Finance for TxPort, Inc. Mr. Smith received a B.S. in Accounting from the University of Alabama.

    Ms. Betsy D. Mosgrove, age 39, joined the Company in October 1999 as Director of Human Resources. In July 2000, Ms. Mosgrove was promoted to the position of Vice President, Human Resources. From February 1996 until joining the Company, Ms. Mosgrove served as Director of Human Resources for Avex Electronics, Inc. Prior to February 1996, Ms. Mosgrove served in various capacities in the human resources department at QMS, Inc., including Director of Benefits, Affirmative Action & HRIS from December 1994 to February 1996. Ms. Mosgrove received a B.S. in Business Administration from the University of Alabama in Huntsville.

    There are no family relationships among any of the directors or executive officers of the Company.

    All officers are elected annually by and serve at the pleasure of the Board of Directors of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is traded on The Nasdaq National Market ("Nasdaq") under the symbol "VRLK". As of September 24, 2001, the Company had 121 shareholders of record and approximately 4,200 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the Common Stock as reported by Nasdaq for the periods indicated:

FISCAL 2001 -- QUARTER ENDED               JUNE 29      MARCH 30   DECEMBER 29  SEPTEMBER 29
---------------------------                -------      --------   -----------  ------------
Market Price:  High .................       $ 4.95       $ 3.94       $ 6.56      $13.25
               Low ..................       $ 1.41       $ 1.06       $ 1.75      $ 3.94

FISCAL 2000 -- QUARTER ENDED               JUNE 30      MARCH 31   DECEMBER 31   OCTOBER 1
---------------------------                -------      --------   -----------  ------------
Market Price:  High .................       $14.13       $22.00       $ 5.44      $ 3.75
               Low ..................       $ 5.63       $ 4.00       $ 1.81      $ 2.00

    The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data concerning the Company for and as of the end of each of the fiscal years are derived from the audited consolidated financial statements of the Company. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of the Company as of June 29, 2001 and June 30, 2000, and for each of the three years in the period ended June 29, 2001, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

                          FINANCIAL INFORMATION BY YEAR
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

                                                                                FISCAL YEAR ENDED
                                                       ------------------------------------------------------------
                                                        JUNE 29,     JUNE 30,    JUNE 27,     JUNE 28,     JUNE 29,
                                                        2001(1)      2000(2)     1999(3)       1998         1997
                                                       --------     --------     --------     --------     -------
RESULTS OF OPERATIONS DATA:
   Net sales .......................................   $ 44,956     $ 67,661     $ 59,553     $ 50,915     $57,170
   Gross profit ....................................     20,541       33,698       27,729       25,121      28,845
   Income (loss) from operations ...................    (17,183)      (5,759)     (14,901)      (3,745)      4,832
   Net income (loss) ...............................   $(22,755)    $     25     $(13,666)    $ (1,071)    $ 4,194
   Per share amounts:
     Net income (loss):
       Basic .......................................   $  (1.51)    $   0.00     $  (0.98)    $  (0.08)    $  0.31
       Diluted .....................................   $  (1.51)    $   0.00     $  (0.98)    $  (0.08)    $  0.29
     Number of weighted average shares outstanding:
       Basic .......................................     15,095       14,238       13,929       13,742      13,324
       Diluted .....................................     15,095       15,192       13,929       13,742      14,289
     Cash dividends (4) ............................         --           --           --           --          --
   Research and development as a percentage of sales       43.8%        13.2%        22.5%        24.5%       16.4%

BALANCE SHEET AND OTHER DATA:
   Cash, cash equivalents and short-term investments   $ 15,735     $ 10,696     $ 17,961     $ 42,415     $39,050
   Working capital .................................     16,251       26,352       25,960       45,163      46,217
   Capital expenditures ............................      5,304        7,333        2,586        2,752       6,471
   Total assets ....................................     42,941       58,720       54,281       63,828      60,687
   Long-term debt ..................................      5,210        3,521           --           --          --
   Total stockholders' equity ......................   $ 29,600     $ 45,114     $ 40,139     $ 53,810     $53,767
   Employees .......................................        201          219          310          250         219

(1) Includes establishment of an income tax valuation allowance of $(13,381).
(2) Includes restructuring charges of $7,891 and reversal of the $3,424 income tax valuation allowance established in 1999.
(3) Includes in-process research and development charge related to acquisition of $3,330, restructuring charges of $3,200, and establishment of an income tax valuation allowance of $(3,424).
(4) The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

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

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED
                                                      ----------------------------------------------------
                                                                                                  (1)
FISCAL 2001                                            JUNE 29      MARCH 30    DECEMBER 29   SEPTEMBER 29
-----------                                            -------      --------    -----------   ------------
Net sales .......................................     $ 13,801      $ 10,290      $  9,036      $ 11,829
Gross profit ....................................        6,777         3,985         3,332         6,447
Income (loss) from operations ...................           11        (3,715)      (12,644)         (835)
Net income (loss) ...............................     $     34      $ (3,620)     $(12,333)     $ (6,836)
Per share amounts:
   Net income (loss):
     Basic ......................................     $   0.00      $  (0.24)     $  (0.84)     $  (0.46)
     Diluted ....................................     $   0.00      $  (0.24)     $  (0.84)     $  (0.46)
   Number of weighted average shares outstanding:

     Basic ......................................       15,633        15,312        14,719        14,715
     Diluted ....................................       16,094        15,312        14,719        14,715


                                                                        THREE MONTHS ENDED
                                                      ----------------------------------------------------
                                                         (2)
FISCAL 2000                                            JUNE 30      MARCH 31    DECEMBER 31    OCTOBER 1
-----------                                            -------      --------    -----------    ----------
Net sales .......................................     $ 18,804      $ 17,822      $ 16,183      $ 14,852
Gross profit ....................................       10,221         9,253         8,069         6,155
Income (loss) from operations ...................        3,151         1,597          (999)       (9,508)
Net income (loss) ...............................     $  8,339      $  1,800      $   (777)     $ (9,337)
Per share amounts:
   Net income (loss):
     Basic ......................................     $   0.57      $   0.13      $  (0.06)     $  (0.67)
     Diluted ....................................     $   0.52      $   0.11      $  (0.06)     $  (0.67)
   Number of weighted average shares outstanding:

     Basic ......................................       14,732        14,301        13,971        13,949
     Diluted ....................................       16,083        15,896        13,971        13,949

(1) Provision for income taxes of $(6,311) includes establishment of income tax valuation allowance.
(2) Includes $3,424 for reversal of income tax valuation allowance established in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the 2001 Consolidated Financial Statements and Notes thereto.

    This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in "Factors Affecting Future Results" below.

    Beginning with fiscal 2000, the Company's fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30. For fiscal 1999, the Company's fiscal year was the 52-week period ending on the Sunday closest to June 30.

OVERVIEW

    Verilink Corporation (the "Company") develops, manufactures, and markets a broad range of integrated access products and customer premises equipment ("CPE") for use by telecommunication network service providers and corporate end users. The Company focuses on providing equipment that links service providers, such as network service providers ("NSPs"), to their enterprise customers. The Company's products enable connections at broadband access transmission speeds of T1, NxT1, digital subscriber line ("DSL"), and various optical carrier speeds (Fiber) with access services and protocols such as Internet ("IP"), Ethernet, Frame Relay, and Asynchronous Transfer Mode ("ATM"). The Company's customers include equipment integrators, service providers, and enterprise customers consisting of wireline and wireless carriers, inter-exchange carriers ("IXCs"), regional Bell operating companies ("RBOCs"), competitive local exchange carriers ("CLECs"), Internet service providers ("ISPs"), and local, state, and federal government agencies. The Company was founded in San Jose, California in 1982 and is a Delaware corporation.

    Verilink's AS2000 product line continued in fiscal 2001 to generate the majority of sales. The Company designed the AS2000 with modular hardware and software to enable its customers to access increased network capacity and to adopt new communications services in a cost-effective manner. The AS2000 provides integrated access to low speed services, fractional T1/E1 services, and T1, E1, T3, and Frame Relay services.

    The WANsuite product family is a full line of access devices ranging from CSU/DSUs to software programmable intelligent integrated access devices with integrated routing and multi-tier reporting. The WANsuite product family is powered by industry standard microprocessors that increase processing power over traditional termination devices by a factor of 10 to 50 times, depending upon the application. The Company also sells single purpose network access devices for selected applications.

    Through agreements entered into with Beacon Telco, L.P. and the Boston University Photonics Center in fiscal 2001, the Company began development of optical access broadband solutions that will allow service providers to provide optical network access products to their enterprise customers. In October 2001, the Company suspended the optical network access project.

    During the second quarter of fiscal 1999, the Company acquired TxPort, Inc., a manufacturer of high-speed voice and data communications products, based in Huntsville, Alabama. Accordingly, the results of operations of TxPort have been included in the Company's results of operations beginning November 16, 1998, the date of acquisition.

    The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's results of operations have and may continue to fluctuate from period-to-period in the future.

RESULTS OF OPERATIONS

SALES

                                                    FISCAL YEAR ENDED
                                          ------------------------------------
                                           JUNE 29,     JUNE 30,      JUNE 27,
                                            2001          2000         1999
                                          --------       -------      -------
                                                       (THOUSANDS)
Net sales ...........................     $ 44,956       $67,661      $59,553
Percentage change from preceding year          (34)%          14%          17%


    Net sales for fiscal 2001 decreased 34% to $44,956,000 from net sales of $67,661,000 in fiscal 2000. This decrease in net sales resulted from a decrease in sales volume to most of the Company's product markets. Carrier and carrier access products net sales, primarily AS2000 products, decreased 35% to $28,900,000 in fiscal 2001 from $44,823,000 in fiscal 2000 and Enterprise access products decreased 30% to $16,056,000 in fiscal 2001 from $22,838,000 in fiscal 2000. These decreases were primarily a result of reduced spending by our large telecommunication infrastructure customers, which we believe to be a result of both economic and industry-wide factors, including over-capacity in our customers' markets. In the short-term, the Company anticipates that reduced capital spending by our customers may continue to affect sales, although forecasting is challenging in the current environment. These large infrastructure customers have traditionally contributed more than half of the Company's revenue base. Net sales for 2000 increased 14% from 1999 to $67,661,000. The sales contribution of products acquired from TxPort for a full twelve months in fiscal 2000 compared to 7 1/2 months in 1999 accounted for all this increase, offset by lower sales to WorldCom in fiscal 2000. Sales from the TxPort products represented approximately 36%, 34%, and 20% of sales in fiscal 2001, 2000, and 1999, respectively. During fiscal 2001, shipments of the AS2000 product line accounted for approximately 61% of net sales compared to 58% during 2000 and 67% in 1999.

    The Company's business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company's top five customers accounted for 66%, 61%, and 57% of sales in fiscal 2001, 2000, and 1999, respectively. The Company's largest customers in fiscal 2001 were Nortel Networks, Ericsson, WorldCom, Interlink Communications Systems, and Verizon. See
Note 1 of "Notes to Consolidated Financial Statements" and "Factors Affecting Future Results -- Customer Concentration".

    The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers, system integrators, value-added resellers, and distributors. Sales to value-added resellers and distributors accounted for approximately 26% of sales in fiscal 2001, as compared to approximately 24% in 2000 and 19% in 1999. To date, sales outside of North America have not been significant. However, the Company intends to expand the marketing of its products to markets outside of North America.

GROSS PROFIT

                                                    FISCAL YEAR ENDED
                                          ------------------------------------
                                           JUNE 29,     JUNE 30,      JUNE 27,
                                            2001          2000         1999
                                          --------       -------      -------
                                                       (THOUSANDS)
Gross Profit ........................     $ 20,541       $33,698      $27,729
Percentage of Sales .................         45.7%         49.8%        46.6%

    Gross profit, as a percentage of sales, in fiscal 2001 was 45.7% as compared to 49.8% in fiscal 2000 and 46.6% in fiscal 1999. The decrease in gross profit margin in fiscal year 2001 was due to significantly lower sales volume and the impact of unabsorbed manufacturing overhead. The increase in gross profit margin in fiscal 2000 was a result of a number of factors, but was primarily attributable to the impact of the restructuring and consolidation plan completed during that year. However, fiscal 2000 gross margins were impacted negatively by the mix of product sales, unabsorbed manufacturing overhead associated with the San Jose facility before the restructuring, and additional warranty costs associated with the agreement the Company reached with a customer to share in the expense associated with correcting a problem involving one of the Company's products installed in the field. In future periods, the Company's gross profit will vary depending upon a number of factors, including the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, the mix of products sold, price competition, increases in material costs, and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

RESEARCH AND DEVELOPMENT

                                                    FISCAL YEAR ENDED
                                          ------------------------------------
                                           JUNE 29,     JUNE 30,      JUNE 27,
                                            2001          2000         1999
                                          --------       -------      -------
                                                       (THOUSANDS)
Research and development ............     $ 19,682       $ 8,950      $13,391
Percentage of Sales .................         43.8%         13.2%        22.5%

    Research and development ("R&D") expenses increased to $19,682,000 or 43.8% of sales in fiscal 2001 compared to $8,950,000 or 13.2% of sales in fiscal 2000. This increase was due primarily to the new optical network access development project initiated in October 2000 that is discussed below, as well as an increase in spending for WANsuite product enhancements. The increase in R&D expense in fiscal year 2001 as a percentage of sales compared to fiscal 2000 was due to the increase in actual expenses on a lower sales volume. The expense decrease in fiscal 2000 from fiscal 1999 was due primarily to the restructuring and consolidation plan completed during fiscal 2000, and to refocusing R&D resources to key product development activities such as WANsuite. The decrease in R&D expenses in fiscal 2000 as a percentage of sales was due to the lower spending at higher sales volumes.

    In October 2000, the Company entered into agreements with Beacon Telco, L.P. and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical network access products. As part of the agreements, the Company issued Beacon Telco warrants to purchase up to 2,249,900 shares of the Company's Common Stock at an exercise price of $4.75 per share. Beacon Telco exercised warrants for 749,000 shares in February 2001. The remaining warrants become exercisable over time, subject to acceleration based upon meeting development milestones and certain other events, including the market price of the Company's Common Stock exceeding a certain price, and will expire on October 13, 2003. Based upon milestones achieved during the fiscal year, warrants for 250,000 shares will become exercisable in April 2002 subject to the acceleration clauses in the agreements. The agreements provide Beacon Telco the opportunity to receive two bonus payments, totaling up to $10,688,000, based in part on meeting certain milestones and the market price of the Company's Common Stock. See "Subsequent Events and Liquidity" below.

    The Company recorded a non-cash charge to research and development expenses in fiscal 2001 of $8,335,000 for the warrants and the first bonus payment used in the exercise of warrants for 749,900 shares. The second bonus, of up to $7,125,000, is payable in full upon the completion of the final milestone in the optical network access project, or if the agreements are terminated, a pro-rata portion is payable based on the extent to which the milestones have been completed. Additionally, the second bonus will be reduced if the price of the Company's Common Stock is below $4.75 per share at the time the bonus payment is made. The Company accrues the pro-rata portion of the second bonus related to a milestone in the period that the milestone is achieved. This bonus accrual is adjusted in subsequent periods for changes, either increases or decreases, in the closing market price of the Company's Common Stock when the price is below $4.75 per share. For fiscal 2001, research and development expenses include $850,000 for the accrual of the pro-rata portion of the second bonus related to the milestones achieved during the fiscal year and based upon the closing market price of the Company's Common Stock on June 29, 2001 of $3.40 per share.

    The Company considers product development expenditures to be important to future sales, but expects research and development expenditures to decrease in fiscal 2002, while such expenditures as a percentage of sales may vary. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See "Factors Affecting Future Results -- Dependence on Recently Introduced Products and Products Under Development".

SELLING, GENERAL AND ADMINISTRATIVE

                                                    FISCAL YEAR ENDED
                                          ------------------------------------
                                           JUNE 29,     JUNE 30,      JUNE 27,
                                            2001          2000         1999
                                          --------       -------      -------
                                                       (THOUSANDS)
Selling, general and administrative ...   $ 18,042       $22,616      $22,709
Percentage of Sales ...................       40.1%         33.4%        38.1%

    The Company's selling, general and administrative ("SG&A") expenses decreased to $18,042,000, or 40.1% of sales in fiscal 2001 from $22,616,000 or 33.4% of sales in fiscal 2000. The decrease in absolute dollars in fiscal year 2001 compared to fiscal 2000 was due to lower variable sales compensation on lower sales volume, cost reduction programs implemented during the year that included a headcount reduction in March 2001 and that eliminated or curtailed substantially all discretionary spending, and the impact of the plan that consolidated the Company in Huntsville completed during fiscal 2000. The increase in SG&A as a percentage of sales in fiscal 2001 was due entirely to lower sales volume. SG&A decreased slightly in fiscal 2000 to $22,616,000 from $22,709,000 in fiscal 1999 due to several factors, including; (i) completion of the consolidation plan in December 1999 with the closing of the facilities in San Jose and the corresponding staff reductions, (ii) inclusion of SG&A expenses due to the TxPort acquisition for 12 months in fiscal 2000 compared to 7 1/2 months in fiscal 1999, and (iii) depreciation and amortization related to our Oracle ERP implementation for 12 months in fiscal 2000 compared to 3 months in fiscal 1999. The decrease in SG&A spending in fiscal 2000 compared to fiscal 1999 as a percentage of sales is due to the slight decrease in dollar spending at higher sales levels.

RESTRUCTURING CHARGES

    During fiscal 2000, the Company announced and completed the consolidation of its operations into its existing operations located in Huntsville, Alabama, and outsourced its San Jose based manufacturing activities announced in July 1999. The Company incurred a net restructuring charge during fiscal 2000 of $8,041,000. See Note 2 of "Notes to Consolidated Financial Statements" for further details of this restructuring charge. Approximately $6,522,000 of the restructuring charge was cash in nature and paid out of the Company's working capital.

    In March 1999, the Company announced and implemented a restructuring of the business to streamline operations and eliminate redundant functions by consolidating manufacturing operations, combining sales and marketing functions, and restructuring research and development activities. Included as a part of the restructuring activities was the retirement of the Company's two founders. The Company incurred a restructuring charge of $3,200,000 in fiscal 1999 and a credit of $150,000 was recorded in fiscal 2000. See Note 2 of "Notes to Consolidated Financial Statements" for further details of the restructuring charge. Approximately $2,930,000 of the restructuring charge was cash in nature and paid out of the Company's working capital.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE RELATED TO ACQUISITION

    Effective November 16, 1998, the Company completed its acquisition of TxPort, Inc. from Acme-Cleveland Corporation, by purchasing all the outstanding shares of TxPort at a cost of $10,500,000. The transaction was accounted for using the purchase method, and the purchase price was allocated to the assets acquired, including core technology, and liabilities assumed based on the estimated fair market values at the date of acquisition. The in-process research and development of $3,300,000, which was expensed at the acquisition date, represented the estimated current fair market value of the research and development projects that had not reached technological feasibility and had no alternative future uses at the date of the acquisition.

INTEREST AND OTHER INCOME, NET AND INTEREST EXPENSE

    Interest and other income, net, declined to $974,000 in fiscal 2001 from $1,075,000 and $1,235,000 in fiscal 2000 and 1999, respectively, as a result of lower average invested cash and short-term investment balances, an increase in early payment discounts from customers, and lower interest rates. With the completion of renovations to the new headquarters facility in January 2001, the Company began charging interest payments on long-term debt to interest expense that totaled $235,000 during the last half of fiscal 2001.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

    During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in the current fiscal year. The operating losses in the current fiscal year, while not expected at the beginning of the year, were driven by the development costs associated with the optical network access project announced in October 2000, as well as the downturn in the overall telecommunication market that the Company serves. Therefore, the provision for income taxes of $6,311,000 established a full valuation allowance at September 29, 2000 against the Company's deferred tax assets.

    In fiscal 2000 with a return to profitability during the last two quarters of that fiscal year and the expectation of profits in fiscal 2001, the Company reversed the deferred tax asset valuation allowance that had been established in fiscal 1999 and recorded a net benefit from income taxes of $4,709,000. The effective tax rate in fiscal 2000 without the impact of the change in the deferred tax asset valuation allowance was a benefit of approximately (31)%, compared to a combined federal and state statutory rate of about 39%. The effective tax rate in fiscal 2000 without the impact of the deferred tax asset valuation allowance is less than the combined federal and state rates primarily due to the non-deductibility of the amortization of goodwill and other intangible assets associated with the TxPort acquisition.

    In fiscal 1999, the Company recorded no benefit from income taxes due to operating losses and the uncertainty of realization of the Company's net deferred tax assets that existed at that time.

LIQUIDITY AND CAPITAL RESOURCES

    At June 29, 2001, the Company's principal source of liquidity included $15,735,000 of unrestricted cash, cash equivalents, and short-term investments.

    During fiscal 2001, the Company generated $6,534,000 of net cash from operating activities, compared to net cash used in operating activities in fiscal 2000 and 1999 of $7,358,000 and $7,185,000, respectively, due to better working capital management in fiscal 2001. Accounts receivable decreased $11,745,000 to $3,488,000 at June 29, 2001 from the prior year balance due to the timing of shipments during the fourth quarter of each year and the early payment discount plan utilized by our largest customer in fiscal 2001. Accounts receivable increased $6,072,000 to $15,233,000 at June 30, 2000, over the balance at June 27, 1999 due to more shipments being made towards the latter part of the fourth quarter of fiscal 2000 and a slow down in payments from our largest customer. Inventories decreased $1,439,000 to $3,401,000 at June 29, 2001 as a result of better control of inventory levels, and decreased $2,024,000 to $4,840,000 at June 30, 2000 due to raw materials and work in process inventories transferred to the third party electronics manufacturing services provider in October 1999 as part of the restructuring and consolidation plan. In fiscal 2001, accounts payable and accrued expenses decreased in total by $2,901,000 due to the lower sales volume and cost reduction efforts implemented during the year. During fiscal 2000, accounts payable and accrued expenses decreased in total by $4,657,000 to $9,485,000 due to lower salary and benefit accruals associated with reduced headcount from the consolidation of operations, payments charged against the warranty reserve for the agreement reached with a customer to share in the cost of field upgrades, and one-time adjustments to estimated accruals to customers and vendors.

    Net cash used in investing activities of $793,000 in fiscal 2001 compares to net cash provided by investing activities of $158,000 in fiscal 2000 and net cash used in investing activities of $2,647,000 in fiscal 1999. The use of funds in fiscal 2001 were due to capital expenditures of $5,304,000 for renovations to the new headquarters facility, the completion of the Oracle implementation project in July 2000, and other equipment purchases, offset by the maturity of short term investments of $3,563,000. The increase in funds provided by investing activities in fiscal 2000 is primarily a result of the maturity of $7,517,000 in short-term investments reduced by $7,333,000 in purchases of property, plant, and equipment that included the purchase of the new headquarters facility for $6,350,000. The net cash used in investing activities in fiscal 1999 resulted primarily from the maturity of $14,515,000 in short-term investments offset by $10,500,000 of cash used for the acquisition of TxPort, $2,586,000 for capital expenditures, and $3,561,000 in cash advanced to a director.

    Net cash provided by financing activities was $2,861,000 in fiscal 2001 and $7,452,000 in fiscal 2000 compared to net cash used in financing activities of $107,000 in fiscal 1999. Proceeds of $2,431,000, less payments of $645,000, from loan agreements to borrow up to $6,500,000 to finance the acquisition of the headquarters facility and improvements thereon and

$808,000 from the issuance of Common Stock under employee stock plans were the primary sources of cash in fiscal 2001 from financing activities. During fiscal 2000, proceeds of $4,121,000 from long-term debt used to finance the acquisition of the new headquarters facility was the largest source of cash from financing activities along with proceeds of $3,201,000 from the issuance of Common Stock under employee stock plans. The use of cash in fiscal 1999 was primarily attributable to the Company's repurchase of $937,000 of its Common Stock offset by $795,000 of proceeds from the exercise of stock options and the employee stock purchase plan.

    As discussed in Note 10 - Related Party Transactions in the Notes to Consolidated Financial Statements, as of March 2001, the remaining quarterly payments of $475,000 on outstanding loans to a principal stockholder and director were rescheduled to March 2002 and additional Common Stock delivered as collateral for the loans. Under the terms of the loan agreement with the principal stockholder, the outstanding balance is due in March 2002.

    The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans and the discretionary spending controls implemented during fiscal 2001 will be adequate to finance current operations and capital expenditures for the next fiscal year. The Company's future capital needs will depend on the Company's ability to meet its current operating forecast, the ability to successfully bring new products to market, market demand for the Company's products, and the overall economic strength of our customers in the telecommunication sector. In the event that results of operations do not substantially meet the Company's current operating forecast, the Company may evaluate further cost containment, reduce investments or delay R&D, which could adversely affect the Company's ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing, and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company's Common Stock and stockholders may experience dilution.

SUBSEQUENT EVENTS AND LIQUIDITY

    The Company continues to operate in a difficult business environment as general economic conditions in the United States and abroad have deteriorated subsequent to year-end. The telecommunications sector continues to experience weakness as the industry has delayed deployment of services and infrastructure. The Company has taken actions designed to align its cost structure with current market conditions. In October 2001, the Company announced cost reduction measures, including company-wide staff reductions and the suspension of its optical network access research and development project. The Company intends to consolidate its assets related to the optical network access project at its headquarters facility and to re-evaluate its optical position in the future. Management believes that its cost reduction plan coupled with its current liquid asset position will allow the Company to maintain adequate liquidity through fiscal 2002. Management believes that its plans are attainable, but should the Company experience even worse market conditions, certain other costs and expenditures would be reduced to maintain adequate liquidity. The Company has also announced the engagement of the investment banking firm of Morgan Keegan & Co., Inc. to assist the Company in evaluating potential strategic alternatives.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This statement, which supersedes APB Opinion No. 17, Intangible Assets, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment.

    In August 2001, the Financial Accounting Standards Board issued SFAS No.143, Accounting for Asset Retirement Obligations ("ARO"), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

FACTORS AFFECTING FUTURE RESULTS

    As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

    This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements in (i) Item 1 regarding the growth of the market for communications services; the emergence of new communications carriers; the creation of new market opportunities; the introduction of new telecommunications services; the growing popularity and use of the Internet; the need for virtual private networking capabilities becoming critical; the growth in the requirement for additional bandwidth; the employment of new telecommunications equipment, technology and facilities; the beneficiaries of the trend toward higher bandwidth; developing nations increasingly looking to wireless technology; future growth in the wireless communications industry, particularly in terms of number of subscribers, minutes used, implementation of new systems and the emergence of broadband access; research and development expenditures; and the growth of the market for feature-enhanced network termination and access products; and (ii) Item 7 regarding product features under development; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; and the adequacy of the Company's cash position for the next fiscal year. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 1 and Item 7 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Form 10-Q and the Company's Annual Report to Stockholders.

    Customer Concentration. A small number of customers continue to account for a majority of the Company's sales. In fiscal 2001, net sales to Nortel Networks accounted for 37% of the Company's net sales, and the Company's top five customers accounted for 66% of the Company's net sales. In fiscal 2000, net sales to Nortel and WorldCom accounted for 30% and 19% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 61% of the Company's net sales. In fiscal 1999, net sales to Nortel and WorldCom accounted for 17% and 27% of the Company's net sales, respectively, and net sales to the Company's top five customers accounted for 57% of the Company's net sales. Other than Nortel Networks and WorldCom, no customer accounted for more than 10% of the Company's net sales in fiscal years 2001, 2000, or 1999. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The current economic climate and conditions in the telecommunication equipment industry are expected to result in reduced sales to the Company's largest customers in the first quarter of fiscal 2002 as compared to the fourth quarter of fiscal 2001.

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

    Dependence on Key Personnel. The Company's future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. The Company is a party to agreements with its executive officers to help ensure the officer's continual service to the Company in the event of a change-in-control. Each of the Company's executive officers, and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company's executive officers or key personnel, or the inability to continue to attract qualified personnel would delay product development cycles or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations.

    Dependence on Key Suppliers and Component Availability. The Company has an agreement with a single outside contractor to outsource substantially all of the Company's manufacturing operations located in San Jose prior to November 1999, including its procurement, assembly, and system integration operations. The products manufactured by the outside contractor located in California generated a majority of the Company's revenues. There can be no assurance that this contractor will continue to meet the Company's future requirements for manufactured products. The inability of the Company's contractor to provide the Company with adequate supplies of high quality products could have a material adverse effect on the Company's business, financial condition, and results of operations.

    The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company's products depends upon the availability of components and subsystems used in its products. Currently, the Company and third party sub-contractors depend upon suppliers to manufacture, assemble, and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and third party sub-contractors requirements for any such components. The Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company's results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations.

    The loss of any of the Company's outside contractors could cause a delay in the Company's ability to fulfill orders while the Company identifies a replacement contractor. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery, the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Any significant disruption in the Company's relationships with its manufacturing sources would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    Fluctuations in Quarterly Operating Results. The Company's sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company's quarter-to-quarter sales and operating results. For example, sales to Nortel Networks and WorldCom have varied between quarters by as much as $4.0 million, and order volatility by these customers had a significant impact on the Company in fiscal 2001. Most of the Company's sales are in the form of large orders with short delivery times. The Company's ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation, or acceleration of customer projects, and other factors discussed below. The Company's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

    Delays or lost sales can be caused by other factors beyond the Company's control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations as well as by other vendors of components used in a customer's system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company's products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. The Company believes that sales in prior periods have been adversely impacted by merger activities by some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company's business, financial condition and results of operations. See "Customer Concentration" and "Dependence on Key Suppliers and Component Availability".

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

    - increased research and development and sales and marketing expenses associated with new product introductions; and

    -   general economic conditions.

    All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company's business, financial condition, and results of operations for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. See "Potential Volatility of Stock Price".

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

    Dependence on Recently Introduced Products and New Product Development. The Company's future results of operations are highly dependent on market acceptance of existing and future applications for both the Company's AS2000 product line and the WANsuite family of integrated access devices introduced during fiscal 2000. The AS2000 product line represented approximately 61% of net sales in fiscal 2001, 58% of net sales in fiscal 2000, and 67% of net sales in fiscal 1999. Sales of WANsuite products that began during the last quarter of fiscal 2000 did not contribute significantly to net sales during fiscal 2001 as the Company had anticipated.

    Market acceptance of both the Company's current and future product lines is dependent on a number of factors, not all of which are in the Company's control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company's sales efforts. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations. The market for the Company's products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company's customer base. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company's business, financial condition, and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products.

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

    Competition. The market for telecommunications network access equipment is characterized as highly competitive with rapid price erosions on aging technologies. Even if the number of competitors fades in the next year, consolidation into fewer, larger competitors will likely fuel increased competition. This market is subject to rapid technological change, regulatory developments, and new entrants. The market for integrated access devices such as the Access System product line and WANsuite and for enterprise devices such as the PRISM and FrameStart product lines is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of products based on new technologies, high product value in price versus performance comparisons, support for multiple types of communication services, increased network monitoring and control, product reliability, and quality of customer support. There can be no assurance that the Company's current products and future products will be able to compete successfully with respect to these or other factors.

    The Company's principal competition for its current AS2000 and AS4000 products are Newbridge Networks Corporation, Tellabs, Telco Systems, ADC Telecommunications, Inc., Adtran, Inc., and Paradyne Inc. Competition for its WANsuite and FrameStart products are Visual Networks, Cisco Systems, Adtran, Inc., and Paradyne Inc. Lastly, competition for enterprise access and termination products are Adtran, Inc., Quick Eagle Networks, Kentrox (recently acquired by Platinum Equity Holdings), General Data Corporation ("GDC"), and Paradyne Inc. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to the Company's current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company's products and planned products, the Company's business, financial condition, and results of operations could be materially adversely affected.

    The Company believes that the market for basic network termination products is mature and that margins are eroding, but the market for feature-enhanced network termination and high bandwidth network access products may continue to grow and expand, as more "capability" and "intelligence" moves outward from the central office to the enterprise. The Company expects emerging broadband standards and technologies like G.shdsl, ATM, and DWDM to start the next wave of spending in this market as carriers and enterprises update services to the network edge.

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

    Reorganization of Sales Force. In fiscal 2001, the Company restructured its sales force at the beginning of the year from a sales force organized by geographical region to one focused on sales to particular markets and through particular distribution channels. Midway through the year, the Company further refined the sales force reorganization in order to emphasize both a geographic focus and product focus, and to better position the sales force for available sales opportunities. This reorganization appeared to be disruptive in the first half of fiscal 2001 and the Company's efforts midway through the fiscal year to return to a more geographic focus may continue to be disruptive to the Company's sales in the future. As a result, the Company expects that the reorganization may continue to have a short-term negative impact on the Company's sales and results of operations. These changes during this fiscal year may take longer or be less successful than anticipated, which, in either event, could have a material adverse effect on the Company's business, financial condition, and results of operations.

    Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company's products. The Company's success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development, and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, ISDN, Frame Relay, ATM, and IP.

    Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions, and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products, and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing, or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company's business, financial condition, and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See "Dependence on Recently Introduced Products and New Product Development".

    Compliance with Regulations and Evolving Industry Standards. The market for the Company's products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company's products. Standards for new services such as Frame Relay, performance monitoring services, and DSL are still evolving, such as the new G.shdsl standard. As these standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company's products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Risks Associated With Potential Acquisitions and Joint Ventures. An important element of the Company's historical strategy has been to review acquisition prospects and joint venture opportunities that would compliment its existing product offerings, augment its market coverage, enhance its technological capabilities, or offer growth opportunities. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company's business and operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. The Company's management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System technology. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company's patents or that a court having jurisdiction over a dispute involving such patents would hold the Company's patents valid, enforceable, and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company's technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company's business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company's technology and products more likely.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 29, 2001, the Company's investment portfolio consisted of fixed income securities of $516,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 29, 2001, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

    The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 29, 2001, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows would not be material.

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

                              VERILINK CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                                                                             PAGE
                                                                             ----
  Report of Independent Accountants.........................................  27
  Consolidated Balance Sheets as of June 29, 2001 and June 30, 2000.........  28
  Consolidated Statements of Operations for each of the three fiscal years in the period ended June 29, 2001.................................  29
  Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended June 29, 2001.................................  30
  Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended June 29, 2001....................  31
  Notes to Consolidated Financial Statements................................  32
  Schedule for each of the fiscal three years in the period ended
    June 29, 2001 included in Item 14(a):
    Schedule II -- Valuation and Qualifying Accounts and Reserves...........  48

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Verilink Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiaries at June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP

Birmingham, Alabama
July 23, 2001, except for
Note 12, as to which the
date is October 5, 2001

                              VERILINK CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                JUNE 29,    JUNE 30,
                                                                                                  2001        2000
                                                                                                --------    --------
                                     ASSETS

Current assets:
   Cash and cash equivalents ................................................................   $ 15,219    $  6,617
   Restricted cash ..........................................................................        500         500
   Short-term investments ...................................................................        516       4,079
   Accounts receivable, net of allowance for doubtful accounts of $275 and $518, respectively      3,488      15,233
   Inventories, net .........................................................................      3,401       4,840
   Notes receivable, net of allowances of $228 and $250, respectively .......................         --       1,440
   Other receivable .........................................................................        117         515
   Deferred tax assets ......................................................................         --       2,638
   Other current assets .....................................................................        291         575
                                                                                                --------    --------
     Total current assets ...................................................................     23,532      36,437
Property, plant, and equipment, net .........................................................     13,611      10,790
Restricted cash, long-term ..................................................................        500         500
Notes receivable, long-term, net of allowances of $571 and $361, respectively ...............      1,026       2,276
Goodwill and other intangible assets, net of accumulated amortization of $2,669
   and $1,685, respectively .................................................................      2,999       3,203
Deferred tax assets .........................................................................         --       4,828
Other assets ................................................................................      1,273         686
                                                                                                --------    --------
                                                                                                $ 42,941    $ 58,720
                                                                                                ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ........................................................   $    697    $    600
   Accounts payable .........................................................................      2,311       3,601
   Accrued expenses .........................................................................      4,273       5,884
                                                                                                --------    --------
     Total current liabilities ..............................................................      7,281      10,085
Long-term debt and capital lease ............................................................      5,210       3,521
Other long-term liabilities .................................................................        850          --
                                                                                                --------    --------
     Total liabilities ......................................................................     13,341      13,606
                                                                                                --------    --------
Commitments and contingencies (Note 11)
Stockholders' equity:
   Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares
     issued and outstanding .................................................................         --          --
   Common Stock, $0.01 par value; 40,000,000 shares authorized; 15,740,209 and
     18,307,751 shares issued in 2001 and 2000, respectively ................................        157         183
   Additional paid-in capital ...............................................................     51,530      50,696
   Notes receivable from stockholders .......................................................     (3,060)     (1,200)
   Treasury stock; 3,662,523 shares, at cost, in 2000 .......................................         --      (8,335)
   Accumulated other comprehensive income (loss) ............................................         (6)         36
   Retained earnings (deficit) ..............................................................    (19,021)      3,734
                                                                                                --------    --------
     Total stockholders' equity .............................................................     29,600      45,114
                                                                                                --------    --------
                                                                                                $ 42,941    $ 58,720
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

                              VERILINK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               FISCAL YEAR ENDED
                                                                       --------------------------------
                                                                       JUNE 29,    JUNE 30,    JUNE 27,
                                                                         2001        2000        1999
                                                                       --------    --------    --------
Net sales ..........................................................   $ 44,956    $ 67,661    $ 59,553
Cost of sales ......................................................     24,415      33,963      31,824
                                                                       --------    --------    --------
   Gross profit ....................................................     20,541      33,698      27,729
                                                                       --------    --------    --------
Operating expenses:
   Research and development ........................................     19,682       8,950      13,391
   Selling, general and administrative .............................     18,042      22,616      22,709
   Restructuring charges ...........................................         --       7,891       3,200
   In-process research and development charge related to acquisition         --          --       3,330
                                                                       --------    --------    --------
     Total operating expenses ......................................     37,724      39,457      42,630
                                                                       --------    --------    --------
   Loss from operations ............................................    (17,183)     (5,759)    (14,901)
Interest and other income, net .....................................        974       1,075       1,235
Interest expense ...................................................       (235)         --          --
                                                                       --------    --------    --------
   Loss before income taxes ........................................    (16,444)     (4,684)    (13,666)
Provision for (benefit from) income taxes ..........................      6,311      (4,709)         --
                                                                       --------    --------    --------
   Net income (loss) ...............................................   $(22,755)   $     25    $(13,666)
                                                                       ========    ========    ========

Net income (loss) per share:
   Basic ...........................................................   $  (1.51)   $   0.00    $  (0.98)
                                                                       ========    ========    ========
   Diluted .........................................................   $  (1.51)   $   0.00    $  (0.98)
                                                                       ========    ========    ========

Weighted average shares outstanding:
   Basic ...........................................................     15,095      14,238      13,929
                                                                       ========    ========    ========
   Diluted .........................................................     15,095      15,192      13,929
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

                              VERILINK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                                   -------------------------------
                                                                   JUNE 29,   JUNE 30,    JUNE 27,
                                                                     2001       2000        1999
                                                                   --------    -------    --------
Cash flows from operating activities:
   Net income (loss) ...........................................   $(22,755)   $    25    $(13,666)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ...........................      3,461      3,876       3,419
       Deferred income taxes ...................................      6,311     (6,311)      1,968
       Research and development expenses related to Beacon Telco
         agreements.............................................      9,185         --          --
       Tax benefit from exercise of stock options ..............         --      1,602          --
       Loss on retirement of property, plant, and equipment ....          6         --          --
       Deferred compensation related to stock options ..........         --         86         165
       Net book value of assets charged to restructuring reserve         --      1,435          --
       Accrued interest on notes receivable from stockholders ..        (52)       (69)        (63)
       In-process research and development charge ..............         --         --       3,330
       Changes in assets and liabilities:
         Accounts receivable ...................................     11,745     (6,072)       (537)
         Inventories ...........................................      1,439      2,024        (254)
         Other receivable ......................................        398       (515)         --
         Other assets ..........................................       (303)     1,218      (1,688)
         Accounts payable ......................................     (1,290)       783        (662)
         Accrued expenses ......................................     (1,611)    (5,440)      1,547
         Income taxes payable ..................................         --         --        (744)
                                                                   --------    -------    --------
           Net cash provided by (used in) operating activities .      6,534     (7,358)     (7,185)
                                                                   --------    -------    --------
Cash flows from investing activities:
   Purchases of property, plant, and equipment .................     (5,304)    (7,333)     (2,586)
   Sale of short-term investments ..............................      3,563      7,517      14,515
   Increase in restricted cash .................................         --       (485)       (515)
   Decrease (increase) in notes receivable .....................        573        542      (3,561)
   Acquisition of TxPort, Inc. and purchase adjustments ........        375        (83)    (10,500)
                                                                   --------    -------    --------
           Net cash provided by (used in) investing activities .       (793)       158      (2,647)
                                                                   --------    -------    --------
Cash flows from financing activities:
   Proceeds from long-term debt ................................      2,431      4,121          --
   Payments on long-term debt obligations ......................       (645)        --          --
   Proceeds from issuance of Common Stock ......................        808      3,201         795
   Repurchase of Common Stock ..................................         --        (78)       (937)
   Proceeds from repayment of notes receivable from stockholders        309        157          35
   Change in other comprehensive income (loss) .................        (42)        51          --
                                                                   --------    -------    --------
           Net cash provided by (used in) financing activities .      2,861      7,452        (107)
                                                                   --------    -------    --------
Net increase (decrease) in cash and cash equivalents ...........      8,602        252      (9,939)
Cash and cash equivalents at beginning of year .................      6,617      6,365      16,304
                                                                   --------    -------    --------
Cash and cash equivalents at end of year .......................   $ 15,219    $ 6,617    $  6,365
                                                                   ========    =======    ========
Supplemental disclosures:
   Cash paid for interest, net of capitalized interest of $189 .   $    213         --          --
   Cash paid for (refund for) income taxes .....................   $     14    $(1,412)   $   (307)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VERILINK CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      ACCUMULATED   DEFERRED
                                                                   NOTES                 OTHER     COMPENSATION
                                  COMMON STOCK     ADDITIONAL   RECEIVABLE           COMPREHENSIVE   RELATED   RETAINED
                              -------------------    PAID-IN       FROM     TREASURY     INCOME     TO STOCK   EARNINGS
                                SHARES     AMOUNT    CAPITAL   STOCKHOLDERS  STOCK       (LOSS)     OPTIONS   (DEFICIT)     TOTAL
                              ----------    -----    --------    -------    -------       ----       -----    --------    --------
Balance at June 28, 1998 .    17,174,359    $ 171    $ 45,110    $(1,260)   $(7,320)      $(15)      $(251)   $ 17,375    $ 53,810
Issuance of Common Stock
  under stock plans ......       291,749        3         792         --         --         --          --          --         795
Purchase of treasury stock            --       --          --         --       (937)        --          --          --        (937)
Amortization of deferred
  compensation ...........            --       --          --         --         --         --         165          --         165
Accrued interest on notes             --
  receivable from
  stockholders ...........            --       --          --        (63)        --         --          --          --         (63)
Repayment of notes
  receivable from
  stockholders ...........            --       --          --         35         --         --          --          --          35
Net loss .................            --       --          --         --         --         --          --     (13,666)    (13,666)
                             -----------    -----    --------    -------    -------       ----       -----    --------    --------

Balance at June 27, 1999 .    17,466,108      174      45,902     (1,288)    (8,257)       (15)        (86)      3,709      40,139
Issuance of Common Stock
  under stock plans ......       841,643        9       3,192         --         --         --          --          --       3,201
Purchase of treasury stock            --       --          --         --        (78)        --          --          --         (78)
Amortization of deferred
  compensation ...........            --       --          --         --         --         --          86          --          86
Accrued interest on notes
  receivable from
  stockholders ...........            --       --          --        (69)        --         --          --          --         (69)
Repayment of notes
  receivable from
  stockholders ...........            --       --          --        157         --         --          --          --         157
Tax benefit of stock
  options ................            --       --       1,602         --         --         --          --          --       1,602
Unrealized gain on
  marketable equity
  securities .............            --       --          --         --         --         51          --          --          51
Net income ...............            --       --          --         --         --         --          --          25          25
                             -----------    -----    --------    -------    -------       ----       -----    --------    --------
Balance at June 30, 2000 .    18,307,751      183      50,696     (1,200)    (8,335)        36          --       3,734      45,114
Issuance of Common Stock
  under stock plans ......       345,081        4         804         --         --         --          --          --         808
Issuance of Common Stock
  under warrant agreement        749,900        7       8,328                                                                8,335
Retirement of treasury
  stock ..................    (3,662,523)     (37)     (8,298)        --      8,335         --          --          --          --
Accrued interest on notes
  receivable from
  stockholders ...........            --       --          --        (52)        --         --          --          --         (52)
Reclass of notes
  receivable from
  stockholders ...........            --       --          --     (2,117)        --         --          --          --      (2,117)
Repayment of notes
  receivable from
  stockholders ...........            --       --          --        309         --         --          --          --         309
Unrealized loss on
  marketable equity
  securities .............            --       --          --         --         --        (37)         --          --         (37)
Foreign currency
  translation adjustment .            --       --          --         --         --         (5)         --          --          (5)
Net loss .................            --       --          --         --         --         --          --     (22,755)    (22,755)
                             -----------    -----    --------    -------    -------       ----       -----    --------    --------
Balance at June 29, 2001 .    15,740,209    $ 157    $ 51,530    $(3,060)   $    --       $ (6)      $  --    $(19,021)   $ 29,600
                             ===========    =====    ========    =======    =======       ====       =====    ========    ========

For fiscal 2001, comprehensive loss of $(22,797) consists of $(37) unrealized loss on marketable equity securities, $(5) foreign currency translation adjustment, and net loss of $(22,755). Comprehensive income for fiscal 2000 of $76 consists of $51 unrealized gain on marketable equity securities and net income of $25. Comprehensive loss for fiscal 1999 consists of net loss of ($13,666).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VERILINK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Verilink Corporation (the "Company"), a Delaware Corporation, was incorporated in 1982. The Company develops, manufactures, and markets integrated access products and customer premise equipment products ("CPE") for use by telecommunications network service providers ("NSPs") and corporate end users on wide area networks ("WANs"). The Company's integrated network access and CPE products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications, and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Canada, Mexico, the United Kingdom, and Barbados. All significant intercompany accounts and transactions have been eliminated.

    Beginning with fiscal 2000, the Company's fiscal year changed to the 52- or 53-week period ending on the Friday nearest to June 30. For fiscal 1999, the Company's fiscal year was the 52-week period ending on the Sunday closest to June 30.

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

FOREIGN CURRENCY

    The functional currency of the Company's foreign subsidiaries is the local currency. The balance sheet accounts are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs, and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity and to date have not been material. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

SHORT-TERM INVESTMENTS

    The Company considers highly liquid instruments with a maturity greater than three months when purchased and its investment securities classified as available for sale to be short-term investments. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except those unrealized losses that are deemed to be other than temporary which are reflected in the statements of operations. No such losses were recorded during any of the periods presented.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 25 years for building and generally two to five years for all other assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining lease term. Maintenance and repairs are charged to operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts. The Company performs reviews of estimated future cash flows expected to result from the use of property, plant, and equipment to determine the impairment of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

REVENUE RECOGNITION

    The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. Revenue from separately priced extended warranty and service programs is deferred and recognized over the respective service or extended warranty period when the Company is the obligor. The Company accrues related product return reserves and warranty costs at the time of sale. The Company warrants its products for a five-year period.

    The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company's sales:

                                          FISCAL YEAR ENDED
                                    ----------------------------
                                    JUNE 29,  JUNE 30,  JUNE 27,
                                      2001      2000      1999
                                      ----      ----      ----
Nortel Networks ................       37%       30%       17%
WorldCom .......................       --        19%       27%

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company's trade accounts receivables are derived from sales to customers primarily in North America. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit losses based upon the expected collectability of the accounts receivable. Historically such losses have not been significant.

    The following table summarizes accounts receivable from customers comprising 10% or more of the gross accounts receivable balance as of the dates indicated:

                                          FISCAL YEAR ENDED
                                    ----------------------------
                                    JUNE 29,  JUNE 30,  JUNE 27,
                                      2001      2000      1999
                                      ----      ----      ----
Ericsson .......................       33%       --        --
Nortel Networks ................       11%       42%       12%
WorldCom .......................       --        18%       16%

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of

Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established, which the Company defines as the completion of a working model, and prior to the date the product is generally available for sale. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

INCOME TAXES

    A deferred income tax liability or asset, net of valuation allowance, is established for the expected future tax consequences resulting from the differences between the financial reporting and income tax bases of the Company's assets and liabilities and from tax credit carryforwards.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based awards to employees using the intrinsic value method. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan.

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings per share, the average price of the Company's Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the past three fiscal years:

                                                                           FISCAL YEAR ENDED
                                                                  ----------------------------------
                                                                  JUNE 29,     JUNE 30,     JUNE 27,
                                                                    2001         2000         1999
                                                                  --------      -------     --------
Net income (loss) ...........................................     $(22,755)     $    25     $(13,666)
                                                                  ========      =======     ========
Weighted average shares outstanding:
  Basic .....................................................       15,095       14,238       13,929
  Effect of potential common stock from the exercise of stock
     options and stock warrants .............................           --          954           --
                                                                  --------      -------     --------
   Diluted ..................................................       15,095       15,192       13,929
                                                                  ========      =======     ========

Basic earnings (loss) per share .............................     $  (1.51)     $  0.00     $  (0.98)
                                                                  ========      =======     ========
Diluted earnings (loss) per share ...........................     $  (1.51)     $  0.00     $  (0.98)
                                                                  ========      =======     ========

    Options to purchase 3,862,043, 906,083, and 2,855,405 shares of Common Stock were outstanding at June 29, 2001, June 30, 2000, and June 27, 1999, respectively, and stock warrants to purchase 1,500,000 shares were outstanding at June 29, 2001, but were not included in the computation of diluted earnings
(loss) per share because inclusion of such options and warrants would have been antidilutive.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) consists of net income (loss), unrealized gain/loss on available-for-sale securities, and gains or losses on the Company's foreign currency translation adjustments, and is presented in the Consolidated Statement of Stockholders' Equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This statement, which supersedes APB Opinion No. 17, Intangible Assets, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment.

    In August 2001, the Financial Accounting Standards Board issued SFAS No.143, Accounting for Asset Retirement Obligations ("ARO"), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable, and accrued expenses, as presented in the financial statements, approximate fair value based on the short-term nature of these instruments. The fair value of the Company's long-term debt is determined based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

GOODWILL AND OTHER PURCHASED INTANGIBLES

    Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangibles are amortized on a straight-line basis over the estimated economic lives, which range from three to ten years. Amortization expense relating to goodwill and other purchased intangibles was $984,000, $1,062,000, and $623,000 for fiscal years 2001, 2000, and 1999, respectively. Goodwill and other purchased intangible are reviewed for impairment on an undiscounted basis, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the fiscal 2001 financial statement presentation.

NOTE 2 -- RESTRUCTURING CHARGES

    In July 1999, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama and outsource its San Jose-based manufacturing operations. The Company recorded net charges of $8,041,000 in fiscal 2000 in connection with these restructuring activities that included: (1) severance and other termination benefits for the approximately 135 San Jose-based employees who were involuntarily terminated, (2) the termination of certain facility leases,

(3) the write-down of certain impaired assets, and (4) non-recurring retention bonuses offered to involuntarily terminated employees to support the transition from California to Alabama. These restructuring activities were completed during fiscal 2000.

    In March 1999, the Company recorded a restructuring charge of $3,200,000 in connection with the streamlining of its operations and the elimination of redundant functions. The action included consolidating certain manufacturing activities, combining sales and marketing functions, and integrating certain research and development activities. This resulted in a reduction in workforce in March 1999 of approximately 52 employees, or 13% of the Company's total workforce. The Company recorded a net credit of $150,000 in fiscal 2000 as a result of adjustments made to this reserve.

NOTE 3 -- RESTRICTED CASH AND SHORT-TERM INVESTMENTS

    As of June 29, 2001 and June 30, 2000, the Company had restricted cash, both current and long-term, in the form of certificates of deposit, totaling $1,000,000. The cash restricted at June 29, 2001 is additional collateral on long-term debt as discussed in Note 5 below.

    The Company's short-term investments consist primarily of certificate of deposits and are stated at fair value in the accompanying balance sheets.

NOTE 4 -- BALANCE SHEET COMPONENTS

                                                       JUNE 29,       JUNE 30,
                                                         2001          2000
                                                       --------      --------
INVENTORIES:
   Raw materials .................................     $  2,041      $  4,388
   Finished goods ................................        3,084         3,323
                                                       --------      --------
                                                          5,125         7,711
   Less: Inventory reserves ......................       (1,724)       (2,871)
                                                       --------      --------
                                                       $  3,401      $  4,840
                                                       ========      ========
PROPERTY, PLANT, AND EQUIPMENT:
   Land ..........................................     $  1,400      $  1,400
   Building ......................................        9,060         5,064
   Furniture, fixtures, and office equipment .....        9,151        10,402
   Machinery and equipment .......................        5,852         5,539
   Other .........................................           --           284
                                                       --------      --------
                                                         25,463        22,689
   Less: Accumulated depreciation and amortization      (11,852)      (11,899)
                                                       --------      --------
                                                       $ 13,611      $ 10,790
                                                       ========      ========
ACCRUED EXPENSES:
   Compensation and related benefits .............     $  1,177      $  1,972
   Warranty ......................................          995         1,125
   Right of return accrual .......................          548           351
   Other .........................................        1,553         2,436
                                                       --------      --------
                                                       $  4,273      $  5,884
                                                       ========      ========


NOTE 5 -- LONG-TERM DEBT

    In connection with the acquisition of the new Huntsville, Alabama headquarters facility in June 2000, the Company entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of the property and to make improvements thereon. In December 2000 the Company entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance improvements to the facility. The land, building, and two $500,000 certificates of deposit are provided as collateral for amounts outstanding under these agreements. The bank will release the certificates of deposit in future years when the Company achieves certain after-tax profits.

    As required by the first loan agreement, the Company makes monthly payments of $50,000 plus accrued interest with a balloon payment due on July 1, 2005. The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate. However, the interest rate on amounts outstanding secured by the two certificates of deposit is the certificate of deposit rate plus one-half percent (1/2%). The second loan agreement requires a monthly payment of $10,400 that includes interest calculated at 250 basis points over the 30 day London inter-bank offered rate, which was 6.56% at June 29, 2001.

    Also included in long-term debt at June 29, 2001 is a capital lease obligation of $50,000, which requires monthly payments of $1,332, including interest at a rate of 10%.

    The non-current portion of long-term debt is payable as follows:

FISCAL YEAR,
------------
   2003                                                      $   717
   2004                                                          725
   2005                                                        3,733
   2006                                                           35
                                                             -------
     Total.................................................  $ 5,210
                                                             =======


NOTE 6 -- INCOME TAXES

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                               FISCAL YEAR ENDED
                                     ----------------------------------
                                     JUNE 29,     JUNE 30,     JUNE 27,
                                       2001        2000         1999
                                      ------       ------       ------
Current:
   Federal .....................     $     --      $    --      $    --
   State .......................           --           --           --
                                     --------      -------      -------
                                           --           --           --
                                     --------      -------      -------
Deferred:
   Federal .....................       (5,939)      (1,135)      (3,047)
   State .......................       (1,131)        (150)        (377)
   Change in valuation allowance       13,381       (3,424)       3,424
                                     --------      -------      -------
                                     $  6,311      $(4,709)     $    --
                                     ========      =======      =======

    The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows:

                                                 FISCAL YEAR ENDED
                                        ----------------------------------
                                        JUNE 29,     JUNE 30,     JUNE 27,
                                          2001        2000         1999
                                        ------       ------       ------
Provision at statutory rate .......      (34.0)%      (34.0)%      (34.0)%
State taxes, net of federal benefit       (6.9)        (4.3)          --
Change in valuation allowance .....       81.4        (69.7)        25.1
Credits ...........................       (1.2)        (2.2)        (1.9)
In-process research and development         --           --          8.3
Goodwill amortization .............        2.0          7.7          1.5
Other .............................       (2.9)         2.0          1.0
                                        ------       ------       ------
                                          38.4%      (100.5)%        0.0%
                                        ======       ======       ======

    Deferred tax assets comprise the following (in thousands):

                                 JUNE 29,      JUNE 30,
                                   2001         2000
                                 --------      -------
Net operating loss .........     $  9,444      $ 4,821
Credit carryforwards .......          781          582
Inventory reserves .........          703        1,182
Warranty provisions ........          406          459
Other reserves and accruals           754          650
Stock warrants .............        2,613           --
Beacon bonus accrual .......          346           --
Depreciation ...............         (656)        (451)
Other ......................          145          223
                                 --------      -------
   Total deferred tax assets       14,536        7,466
Valuation allowance ........      (14,536)          --
                                 --------      -------
   Net deferred tax assets .     $     --      $ 7,466
                                 ========      =======

    During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in the current fiscal year. The operating losses in the current fiscal year, while not expected at the beginning of the year, were driven by the costs associated with the optical network access project announced in October 2000, as well as the downturn in the overall telecommunications market that the Company serves. During the fiscal year and as of June 29, 2001, management believes that due to these factors, it is more likely than not that the deferred tax assets will not be realized. Therefore, the provision for income taxes of $6,311,000 established a full valuation allowance at September 29, 2000 against the Company's deferred tax assets.

    The valuation allowance at June 29, 2001 includes $1,155,000 for deferred tax assets of an acquired business for which uncertainty exists surrounding the realization of such assets. The valuation allowance will be used to reduce costs in excess of net assets of the acquired company when any portion of the related tax assets is recognized.

    At June 30, 2000, the Company reversed the deferred tax asset valuation allowance that it had established in fiscal 1999 and recorded a net benefit from income taxes of $4,709,000. At that time, management of the Company believed that due to the available objective evidence, including a return to profitability during the last half of the fiscal year and the expectation of profits in fiscal 2001, it was more likely than not that the deferred tax assets would be realized. Of the amount reversed, $1,155,000 related to the deferred tax assets of an acquired business and was used to reduce costs in excess of net assets of the acquired company.

    At June 29, 2001, the Company had net operating loss carryforwards of approximately $24,500,000 for federal income tax purposes, which will begin to expire in the year 2020, and $16,300,000 for state income tax purposes, which expire in 2005 through 2007. The Company also had credit carryforwards of $699,000 available to offset future income which expire in 2006 through 2021.

    The Tax Reform Act of 1996 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

NOTE 7 -- CAPITALIZATION

TREASURY STOCK

    In November 2000, the Company retired all 3,662,523 shares of its treasury stock by charging the original cost against Common Stock and additional paid in capital.

    During fiscal 2000, the Company repurchased 25,000 shares of Common Stock on the open market at prices ranging from $2.56 to $3.84 per share.

STOCK WARRANTS AND RELATED AGREEMENTS

    In October 2000, the Company entered into agreements with Beacon Telco, L.P. and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical network access products. As part of the agreements, the Company issued Beacon Telco warrants for 2,249,900 shares of the Company's Common Stock at an exercise price of $4.75 per share that will become exercisable at various dates, and will expire on October 13, 2003. Warrants for 749,900 shares have been exercised. Of the remaining 1,500,000 warrants outstanding, 250,000 will become exercisable in April 2002 based upon a milestone achieved in fiscal 2001, subject to acceleration in certain events such as a change in control. The exercise dates of the remaining warrants may be accelerated based upon meeting development milestones and certain other events, including the market price of the Company's Common Stock exceeding a certain price.

    The agreements provide Beacon Telco the opportunity to receive two bonus payments based in part on meeting certain milestones and the market price of the Company's Common Stock. The first bonus payment of $3,562,500 was earned on October 13, 2000 and paid on February 9, 2001 in the form of a note that Beacon Telco used in conjunction with the exercise of warrants for 749,900 shares of the Company's Common Stock. The second bonus payment of up to $7,125,000, if earned, may be paid at the option of the Company in cash, common stock, or a five-year note (payable in either cash, common stock, or used as payment toward the strike price at the time of exercise of the warrants). If the price of the Company's Common Stock is less than $4.75 per share on the date the second bonus payment is earned, this bonus will be reduced proportionately by the amount the price is below $4.75 per share.

    The Company recorded a charge to research and development expenses in fiscal 2001 of $8,335,000 for the warrants and the first bonus payment used in the exercise of the warrants for 749,900 shares. The second bonus payment, of up to $7,125,000, is payable in full upon the completion of the final milestone in the optical network access project, or if the agreements are terminated, a pro-rata portion is payable based on the extent to which the milestones have been completed. Additionally, the second bonus will be reduced if the price of the Company's Common Stock is below $4.75 per share at the time the bonus payment is made. The Company accrues the pro-rata portion of the second bonus related to a milestone in the period that the milestone is achieved. This bonus accrual is adjusted in subsequent periods for changes, either increases or decreases, in the closing market price of the Company's Common Stock when the price is below $4.75 per share. For fiscal 2001, research and development expenses include $850,000 for the accrual of the pro-rata portion of the second bonus related to the milestones achieved during the fiscal year and based upon the closing market price of the Company's Common Stock on June 29, 2001 of $3.40 per share. This accrual is included in other long-term liabilities on the consolidated balance sheet as of June 29, 2001.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

1993 AMENDED AND RESTATED STOCK OPTION PLAN

    As of June 29, 2001, a total of 8,800,000 shares of Common Stock had been reserved for issuance under the 1993 Amended and Restated Stock Option Plan (the "1993 Plan") to eligible employees, officers, directors, independent contractors, and consultants upon the exercise of incentive stock options ("ISOs") and nonqualified stock options ("NSOs"). Options granted under the 1993 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan are generally exercisable immediately and the shares issued upon exercise generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. ISOs granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

    The following summarizes stock option activity under the 1993 Plan:

                                                              WEIGHTED
                               SHARES                         AVERAGE
                              AVAILABLE       OPTIONS         EXERCISE
                              FOR GRANT     OUTSTANDING        PRICE
                             ----------      ----------      ----------
BALANCE AT JUNE 28, 1998        397,463       1,833,134      $     7.46
   Approved ............      2,000,000              --              --
   Granted .............     (2,198,519)      2,198,519            4.03
   Exercised ...........             --        (117,489)           1.03
   Canceled ............      1,058,759      (1,058,759)           8.15
                             ----------      ----------      ----------
BALANCE AT JUNE 27, 1999      1,257,703       2,855,405            4.83
   Approved ............        750,000              --              --
   Granted .............     (2,947,550)      2,947,550            4.69
   Exercised ...........             --        (665,622)           4.15
   Repurchased .........             --             588             .88
   Canceled ............      1,288,390      (1,288,390)           6.11
                             ----------      ----------      ----------
BALANCE AT JUNE 30, 2000        348,543       3,849,531            4.42
   Approved ............      2,000,000              --              --
   Granted .............       (943,550)        943,550            3.93
   Exercised ...........             --         (97,351)           2.90
   Canceled ............        833,687        (833,687)           5.66
                             ----------      ----------      ----------
BALANCE AT JUNE 29, 2001      2,238,680       3,862,043      $     4.07
                             ==========      ==========      ==========

    The following table summarizes information concerning outstanding and vested stock options as of June 29, 2001:

                                      OPTIONS OUTSTANDING                    OPTIONS VESTED
                         --------------------------------------------    ----------------------
                                            WEIGHTED        WEIGHTED                   WEIGHTED
                                             AVERAGE         AVERAGE                    AVERAGE
      RANGE OF             NUMBER           REMAINING       EXERCISE       NUMBER      EXERCISE
   EXERCISE PRICES       OUTSTANDING    CONTRACTUAL LIFE      PRICE        VESTED        PRICE
   ---------------       -----------    ----------------      -----        ------        -----
$  0.50  -- $ 2.00           733,500            8.55         $ 1.90         225,292     $ 1.76
$  2.00  -- $ 2.25           670,375            8.36           2.25         205,547       2.25
$  2.38  -- $ 2.69           698,125            8.84           2.52         211,416       2.55
$  2.75  -- $ 3.25           640,086            8.15           3.16         291,908       3.15
$  3.56  -- $ 9.06           685,707            8.20           5.94         254,200       5.65
$  9.25  -- $19.75           434,250            7.15          11.40         157,313      11.83
                          ----------          ------         ------     -----------     ------
$  0.50  -- $19.75         3,862,043            8.28         $ 4.07       1,345,676     $ 4.17
                           =========          ======         ======     ===========     ======

1996 EMPLOYEE STOCK PURCHASE PLAN

    In April 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 600,000 shares of Common Stock have been reserved for issuance. In August 2000, the Company increased the number of shares available for issuance under this plan from 600,000 to 750,000. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. Beginning July 2000, the Purchase Plan was amended to provide for successive offering and concurrent purchase periods of six months. The price at which Common Stock is purchased under the Purchase Plan is equal to 85% of the fair value of the Common Stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. During fiscal 2001, 2000, and 1999, a total of 249,980, 175,921, and 174,260 shares of Common Stock were issued under the Purchase Plan at an average purchase price of $2.12, $2.50, and $3.88, respectively.

ESTIMATED FAIR VALUE AWARDS UNDER THE COMPANY'S STOCK PLANS

    The weighted average estimated grant date fair value, as defined by SFAS 123, of options granted during fiscal 2001, 2000, and 1999 under the Company's stock option plan was $2.56, $2.71, and $1.79, respectively. The weighted average estimated grant date fair value of Common Stock issued pursuant to the Company's employee stock purchase plan during fiscal 2001, 2000, and 1999 was $1.79, $1.63, and $2.30, respectively. The estimated grant date fair values disclosed by the Company are calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

    The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                              2001         2000         1999
                                            -------      -------      -------
STOCK OPTION PLAN:
   Expected dividend yield .......            0.0%         0.0%         0.0%
   Expected stock price volatility            120%         106%          73%
   Risk free interest rate .......           5.08%        6.05%        4.80%
   Expected life (years) .........           2.40         2.59         2.40

STOCK PURCHASE PLAN:
   Expected dividend yield .......            0.0%         0.0%         0.0%
   Expected stock price volatility            120%         106%          73%
   Risk free interest rate .......           4.97%        5.44%        4.69%
   Expected life (years) .........           0.50         0.50         0.50

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

    Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plan and stock purchase plan, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below for the years ended June 29, 2001, June 30, 2000, and June 27, 1999, respectively (in thousands, except per share amounts):

                                                       2001            2000           1999
                                                    ----------      ----------     ----------
Net income (loss) as reported .................     $  (22,755)     $       25     $  (13,666)
Pro forma net income (loss) ...................     $  (24,593)     $   (1,298)    $  (14,719)

Basic net income (loss) per share as reported .     $    (1.51)     $     0.00     $    (0.98)
Diluted net income (loss) per share as reported     $    (1.51)     $     0.00     $    (0.98)

Pro forma basic net income (loss) per share ...     $    (1.63)     $    (0.09)    $    (1.06)
Pro forma diluted net income (loss) per share .     $    (1.63)     $    (0.09)    $    (1.06)

    The pro forma effect on net income (loss) and net income (loss) per share is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

    The Company has recorded compensation expense for the difference between the grant price and deemed fair market value of the Company's Common Stock for options granted in January and February 1996. Such compensation expense was $86,000 and $165,000 for fiscal 2000 and 1999, respectively, and totaled approximately $968,000 over the vesting period of four years. No compensation expense was recorded in fiscal 2001.

    Awards under the Company's profit sharing plan are based on achieving targeted levels of profitability. The Company provided for awards of $29,000 and $92,000 in fiscal 2001 and 2000, respectively. No expense was incurred under the plan in fiscal 1999.

NOTE 9 -- RETIREMENT PLAN

    The Company has a retirement plan that provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. In fiscal 2001, the Company matched 100% of the first three percent and 50% of the next two percent of a participant's contributions. In prior fiscal years, the Company matched 25% of the participant's contributions. An employee's interest in the Company's contributions becomes 100% vested at the date participation in the retirement plan commenced. Charges to operations for the retirement plan amounted to approximately $429,000, $209,000, and $356,000, in fiscal 2001, 2000, and 1999, respectively.

NOTE 10 -- RELATED PARTY TRANSACTIONS

    During fiscal 2001 and 2000, the Company advanced $415,000 and $237,000, respectively, for housing assistance loans to two executive officers as provided in their offers of employment, with the outstanding balance for such loans of $652,000 at June 29, 2001. These loans bear no interest and will be repaid based upon the earlier of termination of employment for cause, ninety days after voluntary termination of employment, one year after any other termination of employment, or seven years from the date of the loans. In the event the underlying property covered by these loans is sold by the executives for less than the purchase price of the property, the loan amount will be reduced accordingly and the Company will reimburse the executives for any tax liability that arises as a result of this loan forgiveness. Additional advances totaling approximately $250,000 are expected to be made in fiscal 2002 as part of the housing assistance loans. As of June 29, 2001, these loans are included in notes receivable at a discounted value of $472,000, assuming an imputed interest rate of 6.5%.

    In addition to the housing loans, the Company provided other loans to the two executive officers totaling $600,000. These loans bear no interest and should be repaid based upon the earlier of termination of employment for any reason or within one year after the value of exercisable stock options exceeds $2,000,000 (defined as the fair market value of stock subject to exercisable options less the total exercise price of such options). If the executive's employment terminates before the exercisable stock options exceeds $2,000,000, a portion of the loan amount will be forgiven for each full year the executive remained employed by the Company. The portion forgiven is fifty percent for each full year for one of the officers and twenty-five percent for each full year for the second. Therefore, as of June 29, 2001 and June 30, 2000, the loans are carried at net values of $300,000 and $529,000, respectively, representing the face values of the notes less discounts assuming an imputed interest rate of 6.5%, and allowances taken in consideration of the forgiveness clauses and other factors affecting collectibility.

    In September 1993, the Company issued 1,600,000 shares of Common Stock to one of its principal stockholders in exchange for a non-recourse note totaling $800,000 with the issued shares of Common Stock initially collateralizing the note. From time to time thereafter, the Company released excess collateral based upon then current market prices. Through subsequent note modifications in February 1998 and September 1999, repayments on this note, which bears interest at 5% per annum, would commence in September 2000 and continue through maturity in March 2002. During fiscal 2001, quarterly payments of $115,000 were made in September 2000 and December 2000. The March 2001 and June 2001 quarterly payments and the remaining quarterly payments were rescheduled to March 2002. As of June 29, 2001, $943,000 of principal and interest was outstanding and included in notes receivable from stockholders. Shares of Common Stock of the Company collateralize this note and the loan facility discussed below per the note modification agreement entered into in September 1999. In the fourth quarter of fiscal 2001, the number of shares held by the Company as collateral for this note and the loan facility described below was increased by 194,240 shares to 794,240 shares.

    In February 1999, the Company approved a loan facility of up to $3,000,000 to the same principal stockholder and director in return for a note that bears interest at 6% per annum with an original maturity date of March 1, 2000. All or a portion of this loan facility may be made available through guarantees by the Company of third party loans. The September 1999 note modification agreement provided for the repayment of this note to begin in September 2000 and to continue through maturity in March 2002. During fiscal 2001, quarterly payments of $360,000 were made in September 2000 and

December 2000. The March 2001 and June 2001 quarterly payments and the remaining quarterly payments were rescheduled to March 2002. With the rescheduling of payments due under this note, the Company reclassified the outstanding principal and interest at June 29, 2001 of $2,117,000 from an asset account to notes receivable from stockholders included as a reduction of stockholders' equity. As of June 29, 2001, a total of 794,240 shares of Common stock of the Company was held by the Company as collateral for this loan facility and the note discussed above.

    Included in notes receivable as of June 29, 2001 are cash advances and accrued interest of $573,000, net of allowance of $318,000, due from certain former officers of the Company. These advances bear interest at varying rates up to 7.5%, with various maturities to August 2002. During fiscal 2001, a total of $20,000 of principal and interest on such loans was repaid.

    Loans made to certain executives, employees, and directors from November 1995 through February 1996 in connection with the Company's 1993 Stock Option Plan have all been repaid as of June 29, 2001. These loans had various maturity dates and required interest of 5%. During fiscal 2001 and 2000, a total of $79,000 and $157,000, respectively, of principal and interest on such loans was repaid.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

    The Company leases various sales offices, warehouse space, and equipment under operating leases that expire on various dates from October 2001 through May 2006.

    Future minimum lease payments under all non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                                             OPERATING
FISCAL YEAR,                                                  LEASES
------------                                                 --------
   2002.....................................................   $  267
   2003.....................................................      189
   2004.....................................................       59
   2005.....................................................       17
   2006.....................................................       17
                                                               ------
     Total minimum lease payments...........................   $  549
                                                               ======

    Rent expense under all non-cancelable operating leases totaled $769,000, $1,384,000, and $1,391,000 for fiscal 2001, 2000, and 1999, respectively.

    As of June 29, 2001, the Company had approximately $1,642,000 of outstanding purchase commitments for inventory and inventory components.

    The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

NOTE 12 -- SUBSEQUENT EVENTS AND LIQUIDITY

    The Company continues to operate in a difficult business environment as general economic conditions in the United States and abroad have deteriorated subsequent to year-end. The telecommunications sector continues to experience weakness as the industry has delayed deployment of services and infrastructure. The Company has taken actions designed to align its costs structure with current market conditions. In October 2001, the Company announced cost reduction measures, including company-wide staff reductions and the suspension of its optical network access research and development product. The Company intends to consolidate its assets related to the optical network access project at its headquarters facility and to re-evaluate its optical position in the future.

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

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended June 29, 2001.

(c) EXHIBITS

  EXHIBIT
   NUMBER                                 DESCRIPTION
   ------                                 -----------
    3.1      - Registrant's Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form S-1, effective June 10, 1996,
               Commission File No. 333-4010)

    3.2      - Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, effective June 10, 1996, Commission File No.
               333-4010)

    4.1      - Reference is made to Exhibits 3.1 and 3.2.

    10.1     - Registrant's Amended and Restated 1993 Stock Option Plan
               (incorporated by reference to the Company's definitive Proxy
               Statement, filed October 14, 1999, Commission File No. 0-28562)

    10.1A    - First Amendment to the Verilink Corporation Amended and
               Restated 1993 Stock Option Plan (incorporated by reference to
               Exhibit 10.51 to the Company's Annual Report on Form 10-K for the
               fiscal year ended June 30, 2000, Commission File No. 0-28562)

    10.1B    - Second Amendment to the Verilink Corporation 1993 Amended and
               Restated Stock Option Plan (incorporated by reference to Exhibit
               10.51 to the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended September 29, 2000, Commission File No.
               0-28562)

    10.2     - Form of Registrant's 1996 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.15 to the Company's
               Registration Statement on Form S-1, effective June 10, 1996,
               Commission File No. 333-4010)

    10.2A    - First Amendment to the Verilink Corporation 1996 Employee Stock
               Purchase Plan (incorporated by reference to Exhibit 10.50 to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               June 30, 2000, Commission File No. 0-28562)

    10.2B    - Second Amendment to the Verilink Corporation 1996 Employee
               Stock Purchase Plan (incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 0-28562)

    10.3     - Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, effective June 10, 1996, Commission File No.
               333-4010)

    10.4*    - Change of Control Severance Benefits Agreements (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997,
               Commission File No. 0-28562)

    10.5*    - Executive Deferred Compensation Plan adopted by Registrant for certain of its executive employees and members of its Board of
               Directors effective as of January 1, 2001 (incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended September 29, 2000,
               Commission File No. 0-28562)

    10.6*    - Employment Agreement between the Registrant and Graham Pattison dated March 22, 1999 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, Commission File No. 0-28562)

    10.6A*   - Bonus Agreement between the Registrant and Graham G. Pattison dated September 21, 1999 (incorporated by reference to Exhibit
               10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 0-28562)

    10.6B*+  - Letter Agreement between the Registrant and Graham G. Pattison dated October 27, 1999 modifying the March 22, 1999 and September
               21, 1999 agreements, including form of promissory notes

    10.6C*+  - Promissory Note of Graham G. Pattison in favor of the
               Registrant dated January 13, 2000

    10.7*    - Employment Agreement between the Registrant and Michael L.
               Reiff dated October 25, 1999 (incorporated by reference to
               Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, Commission File No. 0-28562)

    10.7A*+  - Promissory Note of Michael L. Reiff in favor of the Registrant dated December 1, 1999

    10.7B*+  - Promissory Note of Michael L. Reiff in favor of the Registrant dated December 18, 2000

  EXHIBIT
   NUMBER                                 DESCRIPTION
   ------                                 -----------

    10.8*    - Employment Agreement between the Registrant and Todd Westbrook dated February 1, 2000 (incorporated by reference to Exhibit
               10.46 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, Commission File No. 0-28562)

    10.9*    - Employment Agreement between the Registrant and Ronald G.
               Sibold dated May 3, 2000 (incorporated by reference to Exhibit
               10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 0-28562)

    10.10*   - Separation Agreement between Registrant and Edward A. Etzel dated March 1, 2001 (incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, Commission File No. 0-28562)

    10.11*   - Separation Agreement between Registrant and Steven E. Turner dated March 2, 2001 (incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, Commission File No. 0-28562)

    10.12*   - Promissory Note of Robert F. Griffith in favor of the
               Registrant dated as of August 27, 1997 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for
               the fiscal year ended June 29, 1997, Commission File No. 0-28562)

    10.13    - Common Stock Purchase Agreement and Promissory Note between the
               Registrant and Leigh S. Belden each dated as of September 16,
               1993 (incorporated by reference to Exhibit 10.7 to the Company's
               Registration Statement on Form S-1, effective June 10, 1996,
               Commission File No. 333-4010)

    10.13A   - Amended Common Stock Purchase Agreement and Promissory Note
               between the Registrant and Leigh S. Belden, dated as of February
               10, 1998 (incorporated by reference to Exhibit 10.19 to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               June 28, 1998, Commission File No. 0-28562)

    10.13B   - Promissory Note Modification Agreement of Leigh S. Belden dated
               September 22, 1999 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 0-28562)

    10.14    - Promissory Note of Stephen M. Tennis in favor of the Registrant dated June 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 0-28562)

    10.15    - Promissory Note of Stephen M. Tennis in favor of the Registrant dated February 21, 1996 (incorporated by reference to Exhibit
               10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 0-28562)

    10.16    - Promissory Note of Stephen M. Tennis in favor of the Registrant dated May 23, 1996 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 0-28562)

    10.17    - Lease Agreement between the Registrant and Industrial
               Properties of the South for 129 Jetplex Circle, dated January 19,
               1995 (incorporated by reference to Exhibit 10.39 to the Company's
               Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 0-28562)

    10.18    - Addendum No. 3 to Lease Agreement dated July 26, 2000 to the
               Lease Agreement between the Registrant and Industrial Properties of the South for 127 Jetplex Circle, dated July 23, 1993
               (incorporated by reference to Exhibit 10.48 to the Company's
               Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 0-28562)

    10.18A   - Lease Cancellation Agreement and Business Terms of Lease
               Cancellation Agreement between Registrant and Industrial
               Properties of the South for 127 Jetplex Circle, dated January 19,
               2001 (incorporated by reference to Exhibit 10.56 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               December 29, 2000, Commission File No. 0-28562)

    10.19    - Addendum No. 5 to Lease Agreement dated July 26, 2000 to the
               Lease Agreement between the Registrant and Industrial Properties of the South for 9668 Highway 20 West, dated July 23, 1993
               (incorporated by reference to Exhibit 10.49 to the Company's
               Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 0-28562)

  EXHIBIT
   NUMBER                                 DESCRIPTION
   ------                                 -----------

    10.20++  - Software License Agreement between the Registrant and
               Integrated Systems, Inc. dated January 27, 1993, as amended
               (incorporated by reference to Exhibit 10.13 to the Company's
               Registration Statement on Form S-1, effective June 10, 1996,
               Commission File No. 333-4010)

    10.21++  - Purchase Agreement between the Registrant and Wellex
               Corporation (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended
               June 27, 1999, Commission File No. 0-28562)

    10.22    - Cooperative Research Agreement between the Registrant and
               Beacon Telco, L.P. dated October 13, 2000 (incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 0-28562)

    10.23    - Warrant and Stockholder's Agreement between the Registrant and
               Beacon Telco, L.P. dated October 13, 2000 (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 0-28562)

    10.24    - Premises License and Services Agreement between the Registrant,
               Beacon Telco, L.P., and Trustees of Boston University dated
               October 16, 2000 (incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 0-28562)

    10.24A+  - First Amendment to Premises License and Services Agreement
               between the Registrant, Beacon Telco, L.P., and Trustees of
               Boston University dated July 12, 2001

    23.1+    - Consent of PricewaterhouseCoopers LLP


* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

++  Confidential treatment granted as to portions of this exhibit.

+   Filed herewith.

                              VERILINK CORPORATION

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                              ASSUMED ON
                                                  THE
                                  BALANCE AT  ACQUISITION  ADDITIONS    DEDUCTIONS   BALANCE AT
                                   BEGINNING      OF       CHARGED TO       FROM        END
                                    OF YEAR   TXPORT, INC.   INCOME       RESERVES     OF YEAR
                                    -------   ------------   ------       --------     -------
INVENTORY RESERVES:
   Year ended June 29, 2001 ....     $2,871     $   --       $   576      $(1,723)     $1,724
   Year ended June 30, 2000 ....     $3,360     $   --       $   575      $(1,064)     $2,871
   Year ended June 27, 1999 ....     $1,088     $1,450       $ 1,783      $  (961)     $3,360

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Year ended June 29, 2001 ....     $  518     $   --       $   (43)     $  (200)     $  275
   Year ended June 30, 2000 ....     $  205     $   --       $   340      $   (27)     $  518
   Year ended June 27, 1999 ....     $   62     $  143       $    --      $    --      $  205

ALLOWANCES FOR NOTES RECEIVABLE:
   Year ended June 29, 2001 ....     $  611     $   --       $   188      $    --      $  799
   Year ended June 30, 2000 ....     $  276     $   --       $   335      $    --      $  611
   Year ended June 27, 1999 ....     $   29     $   --       $   247      $    --      $  276

WARRANTY LIABILITY:
   Year ended June 29, 2001 ....     $1,125     $   --       $   346      $  (476)     $  995
   Year ended June 30, 2000 ....     $1,877     $   --       $   761      $(1,513)     $1,125
   Year ended June 27, 1999 ....     $  634     $  536       $ 1,167      $  (460)     $1,877

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Verilink Corporation



October 12, 2001                     By: /s/     GRAHAM G. PATTISON
                                         ---------------------------------------
                                                  Graham G. Pattison
                                          President, Chief Executive Officer
                                                     and Director

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

            SIGNATURE                                             TITLE                                       DATE
            ---------                                             -----                                       ----

/s/      GRAHAM C. PATTISON                      President, Chief Executive Officer and Director          October 12, 2001
--------------------------------------           (Principal Executive Officer)
Graham C. Pattison

/s/         C.W. SMITH                           Vice President and Corporate Controller                  October 12, 2001
--------------------------------------           (Principal Financial and Accounting Officer)
C.W. Smith

/s/      HOWARD ORINGER                          Chairman of the Board of Directors                       October 12, 2001
--------------------------------------
Howard Oringer

/s/      STEVEN C. TAYLOR                        Vice Chairman of the Board of Directors                  October 12, 2001
--------------------------------------
Steven C. Taylor

/s/      LEIGH S. BELDEN                         Director                                                 October 12, 2001
--------------------------------------
Leigh S. Belden

/s/      JOHN E. MAJOR                           Director                                                 October 12, 2001
--------------------------------------
John E. Major

/s/      JOHN A. MCGUIRE                         Director                                                 October 12, 2001
--------------------------------------
John A. McGuire