Form 10-Q
period 2001-09-28
VERILINK CORP
filed 2001-11-09
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

Commission file number: 0-28562

VERILINK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2857548 (I.R.S. Employer Identification No.)

950 Explorer Boulevard, Huntsville, Alabama 35806-2808
(Address of principal executive offices, including zip code)

(256) 327-2001
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes        No

     The number of shares outstanding of the issuer’s common stock as of October 26, 2001 was 15,944,834.

INDEX
VERILINK CORPORATION
FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Statements of Operations for the three months ended September 28, 2001 and September 29, 2000	3

	Condensed Consolidated Balance Sheets as of September 28, 2001 and June 29, 2001	4

	Condensed Consolidated Statements of Cash Flows for the three months ended September 28, 2001 and September 29, 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II	OTHER INFORMATION

Item 2.	Changes in Securities	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURE		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 28,	September 29,
	2001	2000

Net Sales	$5,521	$11,829

Cost of sales	3,585	5,382

Gross profit	1,936	6,447

Operating expenses:

Research and development	2,121	2,106

Selling, general and administrative	3,685	5,176

Total operating expenses	5,806	7,282

Loss from operations	(3,870)	(835)

Interest and other income, net	201	320

Interest expense	(86)	(10)

Loss before income taxes	(3,755)	(525)

Provision for income taxes	—	6,311

Net loss	$(3,755)	$(6,836)

Net loss per share:

Basic	$(0.24)	$(0.46)

Diluted	$(0.24)	$(0.46)

Weighted average shares outstanding:

Basic	15,744	14,715

Diluted	15,744	14,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 28,	June 29,
	2001	2001
	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$11,322	$15,219

Restricted cash	500	500

Short-term investments	588	516

Accounts receivable, net	2,721	3,488

Inventories, net	3,600	3,401

Other current assets	366	408

Total current assets	19,097	23,532

Property, plant and equipment, net	13,118	13,611

Restricted cash, long-term	500	500

Notes receivable, long-term, net	790	1,026

Goodwill and other intangible assets, net	2,747	2,999

Other assets	1,195	1,273

	$37,447	$42,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$701	$697

Accounts payable	1,576	2,311

Accrued expenses	3,927	4,273

Total current liabilities	6,204	7,281

Long-term debt and capital lease	5,029	5,210

Other long-term liabilities	410	850

Total liabilities	11,643	13,341

Stockholders’ equity:

Preferred Stock, $0.01 par value, 1,000,000 shares

authorized; no shares issued and outstanding	—	—

Common Stock, $0.01 par value; 40,000,000 shares authorized;

15,744,834 and 15,740,209 shares issued	157	157

Additional paid-in capital	51,541	51,530

Notes receivable from stockholders	(3,104)	(3,060)

Accumulated other comprehensive loss	(14)	(6)

Retained deficit	(22,776)	(19,021)

Total stockholders’ equity	25,804	29,600

	$37,447	$42,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	September 28,	September 29,
	2001	2000

Cash flows from operating activities:

Net loss	$(3,755)	$(6,836)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	834	842

Deferred income taxes	—	6,311

Research and development expenses related to Beacon Telco agreements	(440)	—

Accrued interest on notes receivable from stockholders, net of reserve	192	(78)

Changes in assets and liabilities:

Accounts receivable, net	768	4,459

Inventories, net	(199)	(2,428)

Other assets	120	278

Accounts payable	(735)	(898)

Accrued expenses	(344)	(539)

Net cash provided by (used in) operating activities	(3,559)	1,111

Cash flows from investing activities:

Purchases of property, plant and equipment	(89)	(732)

Sale (purchase) of short-term investments	(72)	1,879

Decrease in notes receivable	—	261

Net cash provided by (used in) investing activities	(161)	1,408

Cash flows from financing activities:

Payments on long-term debt obligations	(180)	(150)

Proceeds from issuance of Common Stock	11	203

Proceeds from repayment of notes receivable from stockholders	—	115

Change in other comprehensive loss	(8)	(15)

Net cash provided by (used in) financing activities	(177)	153

Net increase (decrease) in cash and cash equivalents	(3,897)	2,672

Cash and cash equivalents at beginning of year	15,219	6,617

Cash and cash equivalents at end of year	$11,322	$9,289

Supplemental disclosures:

Cash paid for interest, net of capitalized interest of $87 in 2000	$85	$10

Cash paid for (refund of) income taxes	$5	$(23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 28, 2002. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001 as filed with the Securities and Exchange Commission.

Note 2 – Comprehensive Income (Loss)

     The Company records gains or losses on the Company’s foreign currency translation adjustments and unrealized gains or losses on the Company’s available-for-sale investments and presents it as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. At September 28, 2001 and September 29, 2000, comprehensive loss amounted to $3,769,000 and $6,842,000, respectively.

Note 3 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 28,	June 29,
	2001	2001

Inventories:

Raw materials	$1,186	$1,169

Work in process	13	—

Finished goods	2,401	2,232

	$3,600	$3,401

Note 4 – Earnings Per Share

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 28, 2001 and September 29, 2000 (in thousands, except per share amounts):

	Three months ended

	September 28,	September 29,
	2001	2000

Net loss	$(3,755)	$(6,836)

Weighted average shares outstanding:

Basic	15,744	14,715

Effect of potential common stock from the exercise of stock options and stock warrants	—	—

Diluted	15,744	14,715

Basic loss per share	$(0.24)	$(0.46)

Diluted loss per share	$(0.24)	$(0.46)

     Options to purchase 3,974,476 and 4,002,256 shares of Common Stock were outstanding at September 28, 2001 and September 29, 2000, respectively, and stock warrants to purchase 1,500,000 shares were outstanding at September 28, 2001, but were not included in the computation of diluted loss per share because inclusion of such options and warrants would have been antidilutive.

Note 5 – Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date. This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting. For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed. The impact of SFAS No. 141 is not expected to be material to the Company’s financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This statement, which supersedes APB Opinion No. 17, Intangible Assets, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment. The Company has not elected to early adopt SFAS No. 142, and is in the process of assessing its impact on the Company’s financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No.143, Accounting for Asset Retirement Obligations (“ARO”), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The impact of SFAS No. 143 is not expected to be material to the Company’s financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The impact of SFAS No. 144 is not expected to be material to the Company’s financial statements.

Note 6 – Subsequent Events and Liquidity

     The Company continues to operate in a difficult business environment as general economic conditions in the United States and abroad have deteriorated during the first quarter of the current fiscal year. The telecommunications sector continues to experience weakness as the industry has delayed deployment of services and infrastructure. The Company has taken actions designed to align its cost structure with current market conditions. In October 2001, the Company announced cost reduction measures, including company-wide staff reductions and the suspension of its optical network access research and development project. The Company will record a charge for severance costs in the second quarter of fiscal 2002 of approximately $1,500,000.

     Effective November 2, 2001, the Company terminated its agreements with Beacon Telco, L.P. and the Trustees of Boston University related to its optical network access project. These agreements included the Warrant and Stockholder’s Agreement (“Warrant Agreement”), Cooperative Research Agreement (“Research Agreement”) and the Premises License and Services Agreement. The Company issued 200,000 shares of its Common Stock in exchange for the cancellation of Beacon’s right to acquire up to an additional 1,300,000 shares underlying the warrant under the Warrant Agreement and the waiver of any rights to the second bonus contemplated under the Research Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements, including, without limitation, statements relating to the Company’s revenues, expenses, margins, liquidity and capital needs. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein under the caption “Factors Affecting Future Results”.

     RESULTS OF OPERATIONS

     The following table presents the percentages of net sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.

	Three months ended

	September 28,	September 29,
	2001	2000

Net sales	100.0%	100.0%

Cost of sales	64.9	45.5

Gross profit	35.1	54.5

Operating expenses:

Research and development	38.4	17.8

Selling, general and administrative	66.8	43.8

Total operating expenses	105.2	61.6

Loss from operations	(70.1)	(7.1)

Interest and other income, net	3.6	2.7

Interest expense	(1.5)	(0.1)

Loss before income taxes	(68.0)	(4.5)

Provision for income taxes	—	53.3

Net loss	(68.0)%	(57.8)%

     Sales. Net sales for the three months ended September 28, 2001 decreased approximately 53% to $5,521,000 from $11,829,000 in the comparable period of the prior fiscal year. This decrease in net sales resulted from a decrease in sales volume to most of the Company’s product markets. Net sales of carrier and carrier access products, primarily AS2000 products, decreased 60% to $3,016,000 in the three months ended September 28, 2001 from $7,569,000 in the comparable prior year period. Net sales of enterprise access products declined by approximately 41% in the three months ended September 28, 2001 to $2,505,000 as compared to the same period last year. These decreases were primarily a result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors, including over-capacity in our customers’ markets and general uncertainty about the economy. In the short-term, the Company anticipates that reduced capital spending by our customers may continue to affect sales, although forecasting is challenging in the current environment.

     The Company’s business is characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers decreased approximately 57% to $3,968,000 in the three months ended September 28, 2001 from $8,289,000 in the comparable period of the prior year, while net sales to all other customers declined by 45% during this period.

     Gross Profit. Gross profit decreased to 35.1% of net sales for the three months ended September 28, 2001 as compared to 54.5% for the three months ended September 29, 2000. This decrease is attributable to a less favorable product sales mix due to the substantial decline in AS2000 sales which typically carry higher profit margins than the Company’s other product lines and the increase in unabsorbed manufacturing overhead as a result of the decline in total sales volume.

     Research and Development. Research and development expenditures for the three months ended September 28, 2001 increased approximately 1% to $2,121,000 from $2,106,000 in the comparable period of the prior fiscal year, and increased as a percentage of sales from 17.8% to 38.4% as a result of lower sales volume in the current fiscal quarter. Research and development expenditures included net spending related to the optical network access project of $476,000 during the three months ended September 28, 2001 compared to none in the comparable period of the prior fiscal year. All other research and development expenditures declined $461,000, or 22%, to $1,645,000 in the three months ended September 28, 2001 compared to the same period last year. This decline in absolute dollars for all other research and development is due to reduced headcount between the two periods and the cost reduction measures that the Company implemented during the second and third quarters of fiscal 2001.

     As described in Note 6 to Notes to Condensed Consolidated Financial Statements, the Company announced cost reduction measures in October 2001 that included company-wide staff reductions and the suspension of its optical network access development project. The Company also terminated its agreements with Beacon Telco, L.P. and the Trustees of Boston University related to its optical network access project, and issued 200,000 shares of its Common Stock in exchange for the cancellation of Beacon’s right to acquire up to an additional 1,300,000 shares underlying the warrant issued to Beacon, and Beacon’s waiver of any rights to the second bonus contemplated under the related agreements. With the issuance of these 200,000 shares to Beacon, no additional shares are issuable or reserved for issuance to Beacon. Due to these actions, the Company expects that research and development expenses will decline in future quarters.

     The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company will continue to monitor the level of investment and adjust spending levels based upon anticipated sales volume.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 28, 2001 decreased 29% to $3,685,000 from $5,176,000 in the comparable period of the prior fiscal year and increased as a percentage of sales from 43.8% to 66.7%. The decrease in absolute dollars over the same period in the prior year is primarily due to reduced headcount between the two periods and the cost reduction measures that the Company implemented during the second and third quarters of fiscal 2001. The increase as a percentage of sales is due to lower sales levels in the current fiscal quarter. As noted above, the Company announced and implemented cost reduction measures in October 2001 that included company-wide staff reductions. The Company will record a severance charge of approximately $1,500,000 for employee termination related costs during the three months ended December 28, 2001. As a result of these measures, the Company expects the dollar amount of selling, general and administrative expenses to decrease in the future, and that such expenses will vary over time as a percentage of net sales.

     Interest and Other Income, Net and Interest Expense. Interest and other income, net, declined to $201,000 for the three months ended September 28, 2001 from $320,000 in the comparable period of the prior fiscal year as a result of lower interest rates and an increase in early payment discounts from customers. With the completion of renovations to the new headquarters facility in January 2001, the Company began charging interest payments on long-term debt to interest expense that totaled $86,000 during the three months ended September 28, 2001.

     Provision for Income Taxes. Due to its deferred tax valuation allowance, the Company did not record a tax benefit from income taxes for the three months ended September 28, 2001. At September 29, 2000, the Company established a full valuation allowance against its deferred tax assets. As a result, a net provision for income taxes of $6,311,000 was recorded for the three months ended September 29, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     On September 28, 2001, the Company’s principal sources of liquidity included $11,910,000 of unrestricted cash, cash equivalents and short-term investments.

     During the three-month period ended September 28, 2001, cash used in operating activities was $3,559,000 compared to $1,111,000 provided by operating activities during the three-month period ended September 29, 2000. Net cash used in operating activities this quarter was primarily due to the net operating loss. The decrease in accounts receivable provided cash of $768,000 in the three months ended September 28, 2001 compared to $4,459,000 in the comparable period of the prior fiscal year. The increase in inventories at September 28, 2001 used $199,000 of cash in the current fiscal quarter compared to $2,428,000 of cash used in the same period last year in which the Company experienced a build-up of finished goods in anticipation of sales orders at the end of the quarter that were not received as expected.

     Cash used in investing activities was $161,000 for the three-month period ended September 28, 2001, as compared to cash provided by investing activities of $1,408,000 for the three-month period ended September 29, 2000. The funds used in investing activities during the three months ended September 28, 2001 are a result of capital expenditures of $89,000 and the purchase of short-term investments of $72,000. For the three months ended September 29, 2000, the maturity of short-term investments provided funds of $1,879,000, offset by purchases of property, plant and equipment of $732,000 that included the costs associated with the Oracle implementation project completed in July 2000 and the renovation of the headquarters facility that began in that quarter.

     Cash used in financing activities was $177,000 for the three-month period ended September 28, 2001, as compared to cash provided by financing activities of $153,000 for the three-month period ended September 29, 2000. Payments on long-term debt obligations was $180,000 for the three months ended September 28, 2001 compared to $150,000 in the comparable period of the prior fiscal year. Proceeds from the exercise of stock options provided $11,000 of cash in the current fiscal quarter compared to $203,000 in the same quarter a year ago. Proceeds from the repayment of notes receivable from stockholders provided $115,000 of cash in the three months ended September 29, 2000.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans, the discretionary spending controls implemented during fiscal 2001, and the cost reduction measures implemented in October 2001 will be adequate to finance current operations and capital expenditures for at least the next twelve months. The Company’s future capital needs will depend on the Company’s ability to meet its current operating forecast, the ability to successfully bring new products to market, market demand for the Company’s products and the overall economic strength of our customers in the telecommunication sector. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate further cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company’s Common Stock and stockholders may experience dilution.

     Factors Affecting Future Results

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding anticipated reduced capital spending by the Company’s customers; the expected decrease in research and development expenses; a significant level of investment in product development; the expected decrease in selling, general and administrative expenses; and the adequacy of the Company’s cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company’s Reports on Forms 10-Q and the Company’s Annual Report on Form 10-K.

     Customer Concentration. A small number of customers continue to account for a majority of the Company’s sales. In fiscal 2001, net sales to Nortel Networks accounted for 37% of the Company’s net sales, and the Company’s top five customers accounted for 66% of the Company’s net sales. In fiscal 2000, net sales to Nortel and WorldCom accounted for 30% and 19% of the Company’s net sales, respectively, and net sales to the Company’s top five customers accounted for 61% of the Company’s net sales. In fiscal 1999, net sales to Nortel and WorldCom accounted for 17% and 27% of the Company’s net sales, respectively, and net sales to the Company’s top five customers accounted for 57% of the Company’s net sales. Other than Nortel Networks and WorldCom, no customer accounted for more than 10% of the Company’s net sales in fiscal years 2001, 2000 or 1999. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers.

     Certain customers of the Company have been or may be acquired by other existing customers. The impact of such acquisitions on net sales to such customers is uncertain, but there can be no assurance that such acquisitions will not result in a reduction in net sales to those customers. In addition, such acquisitions could have in the past and could in the future, result in further concentration of the Company’s customers. The Company has in the past experienced significant declines in net sales it believes were in part related to orders being delayed or cancelled as a result of pending acquisitions relating to its customers. There can be no assurance that future merger and acquisition activity among the Company’s customers will not have a similar adverse affect on the Company’s net sales and results of operations. The Company’s customers are typically not contractually obligated to purchase any quantity of products in any particular period. Product sales to major customers have varied widely from period to period. In some cases, major customers have abruptly terminated purchases of the Company’s products. Loss of, or a material reduction in orders by, one or more of the Company’s major customers would materially adversely affect the Company’s business, financial condition and results of operations. See “Competition” and “Fluctuations in Quarterly Operating Results”.

     Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company is a party to agreements with its executive officers to help ensure the officer’s continual service to the Company in the event of a change-in-control. Each of the Company’s executive officers and key management, sales and technical personnel would be difficult to replace. The loss of the services of one or more of the Company’s executive officers or key personnel, or the inability to continue to attract qualified personnel would delay product development cycles or otherwise would have a material adverse effect on the Company’s business, financial condition and results of operations.

     Dependence on Key Suppliers and Component Availability. The Company has an agreement with a single outside contractor to outsource substantially all of the Company’s manufacturing operations, including its procurement, assembly and system integration operations, for products that generate a majority of the Company’s revenues. There can be no assurance that this contractor will continue to meet the Company’s future requirements for manufactured products. The inability of the Company’s contractor to provide the Company with adequate supplies of high quality products could have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company’s products depends upon the availability of components and subsystems used in its products. Currently, the Company and third party sub-contractors depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and third party sub-contractors requirements for any such components. The Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company’s results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

     The loss of any of the Company’s outside contractors could cause a delay in the Company’s ability to fulfill orders while the Company identifies a replacement contractor. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control and timeliness of delivery, the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Any significant disruption in the Company’s relationships with its manufacturing sources would have a material adverse effect on the Company’s business, financial condition and results of operations.

     Purchase orders from the Company’s customers frequently require delivery quickly after placement of the order. As the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to determine its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices, or termination of contracts. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Fluctuations in Quarterly Operating Results”.

     Fluctuations in Quarterly Operating Results. The Company’s sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. For example, sales to Nortel Networks and WorldCom have varied between quarters by as much as $4.0 million, and order volatility by these customers had a significant impact on the Company in fiscal 2001 and the first quarter of fiscal 2002. Most of the Company’s sales are in the form of large orders with short delivery times. The Company’s ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation, or acceleration of customer projects, and other factors discussed below. The Company’s sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

     Delays or lost sales can be caused by other factors beyond the Company’s control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations as well as by other vendors of components used in a customer’s system, changes in implementation priorities, slower than anticipated growth in demand for the services that the Company’s products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. The Company believes that sales in prior periods have been adversely impacted by merger activities by some of its top customers. In addition, the Company has in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Company’s business, financial condition and results of operations. See “Customer Concentration” and “Dependence on Key Suppliers and Component Availability”.

     The Company’s backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve its sales objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company’s agreements with its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. The Company’s customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company. These reductions, in turn, could cause fluctuations in the Company’s operating results and could have an adverse effect on the Company’s business, financial condition and results of operations in the periods in which the inventory is reduced.

     The Company’s industry is characterized by declining prices of existing products, and therefore continual improvement of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, the Company may take certain pricing or marketing actions, such as price reductions, volume discounts, or provision of services at below-market rates. These actions could materially and adversely affect the Company’s operating results.

     Operating results may also fluctuate due to a variety of factors, particularly:

•	delays in new product introductions by the Company;

•	market acceptance of new or enhanced versions of the Company’s products;

•	changes in the product or customer mix of sales;

•	changes in the level of operating expenses;

•	competitive pricing pressures;

•	the gain or loss of significant customers;

•	increased research and development and sales and marketing expenses associated with new product introductions; and

•	general economic conditions.

     All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company’s business, financial condition and results of operations for one quarter or a series of quarters. The Company’s expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company’s expectations or any material delay of customer orders could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company’s Common Stock would likely be materially and adversely affected. See “Potential Volatility of Stock Price”.

     The Company’s products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that the product does not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company’s business, financial condition and results of operations.

     Potential Volatility of Stock Price. The trading price of the Company’s Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company’s Common Stock. The Company has experienced significant fluctuations in its stock price and share trading volume in the past and may continue to do so.

     Dependence on Recently Introduced Products and New Product Development. The Company’s future results of operations are highly dependent on market acceptance of existing and future applications for both the Company’s AS2000 product line and the WANsuite family of integrated access devices. The AS2000 product line represented approximately 61% of net sales in fiscal 2001, 58% of net sales in fiscal 2000 and 67% of net sales in fiscal 1999. Sales of WANsuite products that began during the last quarter of fiscal 2000 did not contribute significantly to net sales during fiscal 2001 as the Company had anticipated.

     Market acceptance of both the Company’s current and future product lines is dependent on a number of factors, not all of which are in the Company’s control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices in general, the availability and price of competing products and technologies, and the success of the Company’s sales efforts. Failure of the Company’s products to achieve market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations. The market for the Company’s products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings and changing demands of the Company’s customer base. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company’s business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products.

     New products may require additional development work, enhancement and testing or further refinement before the Company can make them commercially available. The Company has in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If the Company’s products have performance, reliability or quality shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

     Competition. The market for telecommunications network access equipment is characterized as highly competitive with rapid price erosions on aging technologies. Even if the number of competitors fades in the next year, consolidation into fewer, larger competitors will likely fuel increased competition. This market is subject to rapid technological change, regulatory developments and new entrants. The market for integrated access devices such as the Access System product line and WANsuite and for enterprise devices such as the PRISM and FrameStart product lines is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of products based on new technologies, high product value in price versus performance comparisons, support for multiple types of communication services, increased network monitoring and control, product reliability and quality of customer support. There can be no assurance that the Company’s current products and future products will be able to compete successfully with respect to these or other factors.

     The Company’s principal competition for its current AS2000 and AS4000 products are Newbridge Networks Corporation, Tellabs, Telco Systems, ADC Telecommunications, Inc., Adtran, Inc., and Paradyne Inc. Competition for its WANsuite and FrameStart products are Visual Networks, Cisco Systems, Adtran, Inc., and Paradyne Inc. Lastly, competition for enterprise access and termination products are Adtran, Inc., Quick Eagle Networks, Kentrox (recently acquired by Platinum Equity Holdings), General Data Corporation (“GDC”) and Paradyne Inc. In addition, advanced termination products are emerging which represent both new market opportunities as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.

     The Company believes that the market for basic network termination products is mature and that margins are eroding, but the market for feature-enhanced network termination and high bandwidth network access products may continue to grow and expand, as more “capability” and “intelligence” moves outward from the central office to the enterprise. The Company expects emerging broadband standards and technologies like G.shdsl, ATM and DWDM to start the next wave of spending in this market as carriers and enterprises update services to the network edge.

     Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with NSPs. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See “Factors Affecting Future Results — Competition”.

     Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company’s products. The Company’s success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, ISDN, Frame Relay, ATM and IP.

     Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing, or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. The Company’s business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See “Dependence on Recently Introduced Products and New Product Development”.

     Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company’s products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company’s products. Standards for new services such as Frame Relay, performance monitoring services and DSL are still evolving, such as the new G.shdsl standard. As these standards evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Government regulatory policies are likely to continue to have a major impact on the pricing of existing as well as new public network services and therefore are expected to affect demand for such services and the telecommunications products that support such services. Tariff rates, whether determined by network service providers or in response to regulatory directives, may affect the cost effectiveness of deploying communication services. Such policies also affect demand for telecommunications equipment, including the Company’s products.

     Risks Associated With Potential Acquisitions and Joint Ventures. An important element of the Company’s historical strategy has been to review acquisition prospects and joint venture opportunities that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities, or offer growth opportunities. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company’s business and operating results and/or the price of the Company’s Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel and risks of entering new markets. The Company’s management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement, and the failure of the Company to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America. The Company has little experience in the European and Far Eastern markets, but intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Risk of Third Party Claims of Infringement. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to the Company’s products. Software comprises a substantial portion of the technology in the Company’s products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted recently on fundamental technologies in software and patents may be issued which relate to fundamental technologies incorporated into the Company’s products.

     The Company may receive communications from third parties asserting that the Company’s products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition and results of operations could be materially adversely affected.

     Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System technology. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At September 28, 2001, the Company’s investment portfolio consisted of fixed income securities of $588,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 28, 2001, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 28, 2001, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

PART II. OTHER INFORMATION

Item 2: Changes in Securities

     On October 25, 2001, the Company issued 200,000 shares of its Common Stock to Beacon Telco, L.P. in exchange for the cancellation of Beacon’s right to acquire up to an additional 1,300,000 shares underlying the warrant issued to Beacon and Beacon’s waiver of any rights to the second bonus contemplated under the related agreements as described in Note 6 of Notes to Consolidated Financial Statements. These securities were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions between an issuer and its existing security holders and /or the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. With the issuance of these 200,000 shares, no further shares of common stock are issuable or reserved for future issuance under the Warrant Agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)	No reports on Form 8-K were filed during the quarter ended September 28, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

November 9, 2001	By:	/s/ C. W. Smith

C. W. Smith,
Vice President and Corporate Controller
(Duly Authorized Officer and Principal Financial Officer)