Form 10-Q
period 2001-12-28
VERILINK CORP
filed 2002-02-11
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2001

Commission file number: 0-28562

VERILINK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-2857548 (I.R.S. Employer Identification No.)

950 Explorer Boulevard, Huntsville, Alabama 35806-2808
(Address of principal executive offices, including zip code)

(256) 327-2001
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

     The number of shares outstanding of the issuer’s common stock as of January 25, 2002 was 15,944,834.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

Net sales	$6,187	$9,036	$11,708	$20,865
Cost of sales	4,352	5,704	7,937	11,086

Gross profit	1,835	3,332	3,771	9,779

Operating expenses:
Research and development	1,607	10,984	3,728	13,090
Selling, general and administrative	3,992	4,992	7,677	10,168
Asset impairment loss	550	—	550	—

Total operating expenses	6,149	15,976	11,955	23,258

Loss from operations	(4,314)	(12,644)	(8,184)	(13,479)
Interest and other income, net	103	311	304	631
Interest expense	(71)	—	(157)	(10)

Loss before provision for income taxes	(4,282)	(12,333)	(8,037)	(12,858)
Provision for income taxes	—	—	—	6,311

Net loss	$(4,282)	$(12,333)	$(8,037)	$(19,169)

Net loss per share:
Basic	$(0.27)	$(0.84)	$(0.51)	$(1.30)

Diluted	$(0.27)	$(0.84)	$(0.51)	$(1.30)

Weighted average shares outstanding:
Basic	15,945	14,719	15,845	14,717

Diluted	15,945	14,719	15,845	14,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 28,
	2001	June 29,
	(Unaudited)	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,476	$15,219
Restricted cash	500	500
Short-term investments	588	516
Accounts receivable, net	2,517	3,488
Inventories, net	2,381	3,401
Other current assets	263	408

Total current assets	14,725	23,532
Property, plant and equipment, net	12,549	13,611
Restricted cash, long-term	500	500
Notes receivable, long-term, net	477	1,026
Goodwill and other intangible assets, net	1,965	2,999
Other assets	1,340	1,273

	$31,556	$42,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$708	$697
Accounts payable	947	2,311
Accrued expenses	3,308	4,273

Total current liabilities	4,963	7,281
Long-term debt and capital lease	4,844	5,210
Other long-term liabilities	—	850

Total liabilities	9,807	13,341

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized; 15,944,834 and 15,740,209 shares issued	159	157
Additional paid-in capital	51,806	51,530
Notes receivable from stockholder	(3,148)	(3,060)
Accumulated other comprehensive loss	(10)	(6)
Retained deficit	(27,058)	(19,021)

Total stockholders’ equity	21,749	29,600

	$31,556	$42,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	December 28,	December 29,
	2001	2000

Cash flows from operating activities:
Net loss	$(8,037)	$(19,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and asset impairment loss	2,179	1,707
Deferred income taxes	—	6,311
Research and development expenses related to Beacon Telco agreements	(583)	8,335
Loss on retirement of property, plant and equipment	15	—
Accrued interest on notes receivable from stockholders, net of reserve	139	(149)
Changes in assets and liabilities:
Accounts receivable, net	971	9,669
Inventories, net	1,020	(1,564)
Other assets	250	124
Accounts payable	(1,364)	(893)
Accrued expenses	(813)	(1,096)

Net cash provided by (used in) operating activities	(6,223)	3,275

Cash flows from investing activities:
Purchases of property, plant and equipment	(97)	(3,810)
Sale (purchase) of short-term investments	(72)	1,879
Decrease in goodwill	—	375
Decrease in notes receivable	—	322

Net cash used in investing activities	(169)	(1,234)

Cash flows from financing activities:
Proceeds (payments) on long-term debt obligations	(358)	2,037
Proceeds from issuance of Common Stock	11	210
Proceeds from repayment of notes receivable from stockholders	—	281
Change in other comprehensive loss	(4)	(30)

Net cash provided by (used in) financing activities	(351)	2,498

Net increase (decrease) in cash and cash equivalents	(6,743)	4,539
Cash and cash equivalents at beginning of period	15,219	6,617

Cash and cash equivalents at end of period	$8,476	$11,156

Supplemental disclosures:
Cash paid for interest, net of capitalized interest of $189 in 2000	$156	$189
Cash paid for (refund of) income taxes	$6	$(23)

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

Note 2 – Comprehensive Loss

     The Company records gains or losses on the Company’s foreign currency translation adjustments and unrealized gains or losses on the Company’s available-for-sale investments and presents it as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. For the three months ended December 28, 2001 and December 29, 2000, comprehensive loss amounted to $4,278,000 and $12,348,000, respectively. For the six months ended December 28, 2001 and December 29, 2000, comprehensive loss amounted to $8,041,000 and $19,199,000, respectively.

Note 3 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 28,	June 29,
	2001	2001

Inventories:
Raw materials	$903	$1,169
Work in process	38	—
Finished goods	1,440	2,232

	$2,381	$3,401

Note 4 – Earnings Per Share

     Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and six months ended December 28, 2001 and December 29, 2000 (in thousands, except per share amounts):

	Three months ended		Six months ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

Net loss	$(4,282)	$(12,333)	$(8,037)	$(19,169)

Weighted average shares outstanding:
Basic	15,945	14,719	15,845	14,717
Effect of potential common stock from the exercise of stock options and stock warrants	—	—	—	—

Diluted	15,945	14,719	15,845	14,717

Basic loss per share	$(0.27)	$(0.84)	$(0.51)	$(1.30)

Diluted loss per share	$(0.27)	$(0.84)	$(0.51)	$(1.30)

     Options to purchase 3,349,952 and 4,282,431 shares of Common Stock were outstanding at December 28, 2001 and December 29, 2000, respectively, and stock warrants to purchase 1,500,000 shares were outstanding at December 29, 2000, but were not included in the computation of diluted loss per share because inclusion of such options would have been antidilutive.

Note 5 – Asset Impairment Loss

     During the second quarter of fiscal 2002, the Company completed a review of its goodwill and other intangible assets acquired in connection with a November 1998 acquisition. In completing this review, goodwill was allocated to the separately identifiable intangible assets, which include developed technology, customer list and assembled work force, on a pro rata basis using the relative fair values of these identifiable intangibles at the date of acquisition. The total estimated undiscounted future cash flow used to evaluate the developed technology and customer list exceeded their respective carrying values at December 28,2001, therefore, no impairment loss was required. A cost approach was used to evaluate the assembled work force. Due primarily to the October 2001 staff reduction, the carrying value of the assembled work force, including a pro rata portion of goodwill, exceeded the estimated value by $550,000. An asset impairment loss equal to this amount has been recorded in operating expenses in the accompanying condensed consolidated statements of operations for fiscal 2002.

Note 6 – Stock Warrants

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

Note 7 – Recently Issued Accounting Pronouncements

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001. This statement, which supersedes APB Opinion No. 17, Intangible Assets, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment. The Company has not elected to early adopt SFAS No. 142, and is in the process of assessing its impact on the Company’s financial statements in future periods.

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

Note 8 – Cost Reduction Measures and Subsequent Event

     As disclosed in the prior quarter, the Company continues to operate in a difficult business environment as general economic conditions in the United States and abroad have deteriorated during the current fiscal year. The telecommunications sector continued to experience weakness as the industry has delayed deployment of services and infrastructure. In October 2001, the Company took actions designed to reduce its cost structure, including company-wide staff reductions and the suspension of its optical network access research and development project (See Note 6). The Company recorded a charge for severance costs in the second quarter of fiscal 2002 of $1,473,000.

     In January 2002, the Company took further actions designed to align its cost structure with current market conditions, including additional company-wide staff reductions. The Company will record a charge for severance costs in the third quarter of fiscal 2002 of approximately $900,000.

Note 9 – Related Party Transaction

     In connection with the appointment of Leigh S. Belden as President and Chief Executive Officer of the Company as of January 8, 2002, the Company and Belden agreed to complete mutually acceptable loan and security documentation to reflect that (1) principal and interest on Belden’s outstanding loans from the Company currently due March 31, 2002 will be due and payable in one installment on March 31, 2003, with interest accruing at the stated rate until paid; (2) a total of 891,280 shares of the Company’s common stock are pledged to secure the outstanding loans, with the remaining shares held by Belden and certain related persons subject to a “negative pledge” such that the proceeds of the sale of any such shares would be automatically applied to repayment of the loans; and (3) the Company and Belden will cooperate to facilitate the use of the Company’s stock to pay or fund the payment of outstanding loans, subject to applicable law.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements, including, without limitation, statements relating to the Company’s revenues, expenses, margins, liquidity and capital needs. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein under the caption “Factors Affecting Future Results”.

     RESULTS OF OPERATIONS

     The following table presents the percentages of net sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.

	Three months ended		Six months ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3	63.1	67.8	53.1

Gross profit	29.7	36.9	32.2	46.9

Operating expenses:
Research and development	26.0	121.6	31.8	62.8
Selling, general and administrative	64.5	55.2	65.6	48.7
Asset impairment loss	8.9	—	4.7	—

Total operating expenses	99.4	176.8	102.1	111.5

Loss from operations	(69.7)	(139.9)	(69.9)	(64.6)
Interest and other income, net	1.7	3.4	2.6	3.0
Interest expense	(1.2)	—	(1.3)	—

Loss before provision for income taxes	(69.2)	(136.5)	(68.6)	(61.6)
Provision for income taxes	—	—	—	30.2

Net loss	(69.2)%	(136.5)%	(68.6)%	(91.9)%

     Sales. Net sales for the three months ended December 28, 2001 decreased approximately 32% to $6,187,000 from $9,036,000 in the comparable period of the prior fiscal year. Net sales for the six months ended December 28, 2001 decreased 44% to $11,708,000 from $20,865,000 in the first six months of the prior fiscal year. This decrease in net sales resulted from a decrease in sales volume to most of the Company’s product markets. Net sales of carrier and carrier access products, primarily AS2000 products, decreased 48% to $2,666,000 in the three months ended December 28, 2001 from $5,173,000 in the comparable prior year period. Net sales of carrier and carrier access products decreased 55% to $5,682,000 in the six months ended December 28, 2001 from $12,742,000 in the first six months of the prior fiscal year. Net sales of enterprise access products declined by approximately 9% in the three months ended December 28, 2001 to $3,521,000 as compared to the same period last year, while net sales in the six-month period decreased 26% to $6,026,000. These decreases were primarily a result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors, including over-capacity in our customers’ markets, unfavorable conditions in the capital markets for many telecommunications customers and general uncertainty about the economy. In the short-term, the Company anticipates that reduced capital spending by our customers may continue to affect sales, although forecasting is challenging in the current environment.

     The Company’s business is characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers decreased approximately 14% to $4,291,000 in the three months ended December 28, 2001 from $4,973,000 in the comparable period in the prior year, and decreased 41% to $7,879,000 for the six months ended December 28, 2001 from $13,262,000 in the comparable period in the prior year. Net sales to all other customers declined by approximately 53% and 50%, respectively, in the three- and six-month periods ended December 28, 2001 from the comparable periods in the prior fiscal year. The Company’s top five customers did not remain the same over these periods.

     Gross Profit. Gross profit decreased to 29.7% of net sales for the three months ended December 28, 2001 as compared to 36.9% for the three months ended December 29, 2000. Gross profit decreased to 32.2% of net sales for the six months ended December 28, 2001 as compared to 46.9% for the same period in the prior year. These decreases are attributable to a less favorable product sales mix due to the decline in AS2000 sales, additional inventory reserves of $720,000 provided in the second quarter of fiscal 2002 against a discontinued product line and excess inventories, and severance costs of $83,000 related to the October 2001 staff reduction. Without the additional inventory reserves and severance costs recorded in the second quarter of fiscal 2002, gross profit as a percentage of sales for the three- and six-month periods ended December 28, 2001 would have been 42.6% and 39.1%, respectively, compared to 36.9% and 46.9%, respectively, in the comparable prior year periods.

     Research and Development. Research and development expenditures for the three months ended December 28, 2001 decreased to $1,607,000 from $10,984,000 in the comparable period in the prior fiscal year that included non-cash costs of $8,335,000 associated with the warrants issued to Beacon Telco for the optical network access project, and decreased as a percentage of sales from 121.6% to 26.0%. Research and development expenditures for the six months ended December 28, 2001 decreased to $3,728,000 from $13,090,000 in the comparable period in the prior fiscal year (including non-cash warrant costs of $8,335,000) and decreased as a percentage of sales from 62.8% to 31.8%. These decreases were primarily a result of the suspension of the company’s optical network access project in October 2001 and cost reduction measures that the Company implemented during the last year. Research and development expenditures for the three months ended December 28, 2001 included severance costs of $409,000 associated with the October 2001 staff reductions, of which $214,000 was associated with Boston employees and the optical network access project.

     As noted previously, the October cost reduction measures included the suspension of the optical network access project and company-wide staff reductions. The Company terminated its agreements with Beacon Telco, L.P. and the Trustees of Boston University related to the optical network access project. It issued 200,000 shares of its Common Stock in exchange for the cancellation of Beacon’s right to acquire up to an additional 1,300,000 shares underlying the warrant issued to Beacon, and Beacon’s waiver of any rights to the second bonus contemplated under the related agreements. With the issuance of these 200,000 shares to Beacon, no additional shares are issuable or reserved for issuance to Beacon.

     As described in Note 8 of Notes to Condensed Consolidated Financial Statements, the Company announced further cost reduction measures in January 2002 that included additional company-wide staff reductions. These reductions are expected to reduce research and development expenses each quarter by approximately $400,000 when fully implemented.

     The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company will continue to monitor the level of its investment and adjust spending levels based upon anticipated sales volume.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 28, 2001 decreased 20% to $3,992,000 from $4,992,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 55.2% to 64.5%. Selling, general and administrative expenses for the six months ended December 28, 2001 decreased 24% to $7,677,000 from $10,168,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 48.7% to 65.6%. The decrease in absolute dollars over the same periods in the prior year is primarily due to reduced headcount between the two periods and other cost reduction measures the Company has implemented during the last year. The increase as a percentage of sales is due to lower sales levels in the current fiscal year. As noted above, the Company implemented cost reduction measures in October 2001 that included company-wide staff reductions. Selling, general and administrative expenses for the three months ended December 28, 2001 included severance costs of $981,000 associated with the October 2001 staff reductions.

     The cost reductions measures announced in January 2002 are expected to reduce selling, general and administrative expenses each quarter by approximately $700,000 when fully implemented. As a result of these measures, the Company expects the dollar amount of selling, general and administrative expenses to decrease in the future, and that such expenses will vary over time as a percentage of net sales.

     Asset Impairment Loss. As described in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company completed a review of its goodwill and other intangible assets during the second quarter of fiscal 2002 and recorded an asset impairment loss to write down the carrying value of its assembled work force by $550,000, primarily due to the impact of the October 2001 staff reductions.

     Interest and Other Income, Net and Interest Expense. Interest and other income, net, declined 67% to $103,000 for the three months ended December 28, 2001 from $311,000 in the comparable period in the prior fiscal year and decreased 52% to $304,000 for the six months ended December 28, 2001 from $631,000 for the same period in the prior fiscal year. These declines were a result of lower interest rates and lower interest bearing assets. With the completion of renovations to the new headquarters facility in January 2001, the Company began charging interest payments on long-term debt to interest expense that totaled $71,000 during the three months ended December 28, 2001 as opposed to no interest expense for the same period in the prior fiscal year. Interest expense for the six months ended December 28, 2001 totaled $157,000 compared to $10,000 in the comparable prior year period.

     Provision for Income Taxes. Due to its deferred tax valuation allowance, the Company did not record a tax benefit from income taxes for the three- or six-month periods ended December 28, 2001. At September 29, 2000, the Company established a full valuation allowance against its deferred tax assets. As a result, the net provision for income taxes for the three- and six-month periods ended December 29, 2000 was $6,311,000.

     LIQUIDITY AND CAPITAL RESOURCES

     On December 28, 2001, the Company’s principal sources of liquidity included $9,064,000 of unrestricted cash, cash equivalents and short-term investments.

     During the six-month period ended December 28, 2001, cash used in operating activities was $6,223,000 compared to $3,275,000 provided by operating activities during the six-month period ended December 29, 2000. Net cash used in operating activities this period was primarily due to the net operating loss of $8,037,000. The decrease in accounts receivable provided cash of $971,000 in the six months ended December 28, 2001 compared to $9,669,000 in the comparable period in the prior fiscal year. The decrease in inventories at December 28, 2001 provided $300,000 of cash, net of additional inventory reserves of $720,000, in the current fiscal year compared to $1,564,000 of cash used in the same period last year due to decreased sales volume. Accounts payable and accrued expenses decreased $2,177,000 in the six-month period ended December 28, 2001 compared to a decrease of $1,989,000 in the comparable period in the prior fiscal year.

     Cash used in investing activities was $169,000 for the six-month period ended December 28, 2001 compared to $1,234,000 for the six-month period ended December 29, 2000. The funds used in investing activities during the six months ended December 28, 2001 are a result of capital expenditures of $97,000 and the purchase of short-term investments of $72,000. For the six months ended December 29, 2000, the maturity of short-term investments provided funds of $1,879,000, offset by purchases of property, plant and equipment of $3,810,000 that included the costs associated with the Oracle implementation project completed in July 2000 and the renovation of the Company’s headquarter’s facility.

     Cash used in financing activities was $351,000 for the six-month period ended December 28, 2001, as compared to cash provided by financing activities of $2,498,000 for the six-month period ended December 29, 2000. Payments on long-term debt obligations was $358,000 for the six months ended December 28, 2001 compared to $2,037,000 of proceeds from the debt obligation incurred in conjunction with the loan for the Company’s headquarter’s facilities in the comparable period in the prior fiscal year. Proceeds from the exercise of stock options provided $11,000 of cash in the current fiscal year compared to $210,000 in the same period a year ago. Proceeds from the repayment of notes receivable from stockholders provided $281,000 of cash in the six months ended December 29, 2000.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans, the discretionary spending controls implemented during fiscal 2001, and the cost reduction measures implemented during the current fiscal year will be adequate to finance the Company’s operations and capital expenditures for at least the next twelve months. The Company’s future capital needs will depend on the Company’s ability to meet its current operating forecast, the ability to successfully bring new products to market, improved market demand for the Company’s products and the overall economic strength of our customers in the telecommunication sector. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate further cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company’s Common Stock and stockholders may experience dilution.

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

     Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales and technical personnel. The Company is a party to agreements with its executive officers to help ensure the officer’s continual service to the Company in the event of a change-in-control. Each of the Company’s executive officers and key management, sales and technical personnel would be difficult to replace. The Company has implemented significant cost and staff reductions in recent quarters, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company’s executive officers or key personnel, or the inability to continue to attract qualified personnel would delay product development cycles or otherwise would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company’s products depends upon the availability of components and subsystems used in its products. Currently, the Company and third party sub-contractors depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company’s and third party sub-contractors’ requirements for any such components. The Company and third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company’s results of operations. Any loss of a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

     All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company’s business, financial condition and results of operations for one quarter or a series of quarters. The Company’s expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company’s expectations or any material delay of customer orders could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company’s Common Stock would likely be materially and adversely affected. See “Potential Volatility of Stock Price”.

     The Company’s products are covered by warranties and the Company is subject to contractual commitments concerning its products. If unexpected circumstances arise such that products do not perform as intended and the Company is not successful in resolving product quality or performance issues, there could be an adverse effect on the Company’s business, financial condition and results of operations.

     Continued Listing on the Nasdaq National Market. The Company’s common stock is currently traded on the Nasdaq National Market. Failure to meet the applicable quantitative and/or qualitative maintenance requirements of Nasdaq could result in the Company’s common stock being delisted from the Nasdaq National Market. For continued listing, the Nasdaq National Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share, and a market value of public float of at least $5 million. Nasdaq may commence procedures to delist securities from the Nasdaq National Market which do not meet these continued listing requirements for a period of 30 consecutive trading days. On September 27, 2001, Nasdaq announced that it had temporarily suspended until January 2, 2002 its $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. Since reinstatement of the minimum bid price requirement on January 2, 2002, the Company’s stock has traded below $1.00. In general, Nasdaq provides a 90-day grace period after notice of a continued listing requirement deficiency prior to delisting a security from the Nasdaq National Market. If delisted from the Nasdaq National Market, the Company’s common stock may be eligible for trading on the Nasdaq SmallCap Market, the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company’s common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, delisting from Nasdaq National Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

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

     Dependence on Recently Introduced Products and New Product Development. The Company’s future results of operations are highly dependent on market acceptance of existing and future applications for both the Company’s AS2000 product line and the WANsuite family of integrated access devices. The AS2000 product line accounted for approximately 61% of net sales in fiscal 2001, 58% of net sales in fiscal 2000 and 67% of net sales in fiscal 1999. Sales of WANsuite products that began during the last quarter of fiscal 2000 did not contribute significantly to net sales during fiscal 2001 as the Company had anticipated.

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

     Competition. The market for telecommunications network access equipment is characterized as highly competitive with rapid price erosions on aging technologies. Even if the number of competitors fades in the next year, consolidation into fewer, larger competitors will likely fuel increased competition. This market is subject to rapid technological change, regulatory developments and new entrants. The market for integrated access devices such as the Access System product line and WANsuite, and for enterprise devices such as the PRISM and FrameStart product lines, is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of products based on new technologies, high product value in price versus performance comparisons, support for multiple types of communication services, increased network monitoring and control, product reliability and quality of customer support. There can be no assurance that the Company’s current products and future products will be able to compete successfully with respect to these or other factors.

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

     Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with NSPs. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See “Factors Affecting Future Results -- Competition”.

     Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of the Company’s products. The Company’s success will depend to a substantial degree upon its ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements in a cost-effective manner. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. The Company may need to supplement its internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, ISDN, Frame Relay, ATM and IP.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     At December 28, 2001, the Company’s investment portfolio consisted of fixed income securities of $588,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 28, 2001, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 28, 2001, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

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

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on November 14, 2001 (the “Annual Meeting”). The voting of holders of record of 15,744,834 shares of the Company’s Common Stock outstanding at the close of business on October 1, 2001 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b)	The following individuals were elected as Class II Directors of the Company at the Annual Meeting:

		Votes
		Withholding
Class II Director	Votes For	Authority

Howard Oringer	12,228,238	198,455
John A. McGuire	12,228,438	198,255

The following Directors’ terms of office as Director continued after the meeting: Leigh S. Belden, Graham G. Pattison, John E. Major and Steven C. Taylor.

(c)	The appointment of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants for fiscal year 2002 was ratified. The stockholders’ vote on such appointment was 12,333,120 shares FOR; 20,720 shares AGAINST; 72,853 shares ABSTAINED from voting; and 0 shares NO VOTE.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits Index:

Exhibit Number	Description of Exhibit

10.7C	Separation Agreement between Registrant and Michael L. Reiff dated November 20, 2001.

10.9A	Separation Agreement between Registrant and Ronald G. Sibold dated November 15, 2001.

(b)	The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 28, 2001 as follows:

Current Report on Form 8-K, filed December 6, 2001, reporting under Item 5 the Company’s announcement of its adoption of a stockholder rights plan on November 29, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

February 11, 2002	by:	/s/ C. W. Smith

C. W. Smith,
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)