Form 10-Q
period 2002-03-29
VERILINK CORP
filed 2002-05-10
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

Commission file number: 0-28562

VERILINK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State of incorporation)	(I.R.S. Employer Identification No.)

950 Explorer Boulevard, Huntsville, Alabama 35806-2808

(Address of principal executive offices, including zip code)

(256) 327-2001

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

     The number of shares outstanding of the issuer’s common stock as of April 26, 2002 was 15,944,834.

INDEX
VERILINK CORPORATION
FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2002 and March 30, 2001	3
	Condensed Consolidated Balance Sheets as of March 29, 2002 and June 29, 2001	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 29, 2002 and March 30, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

Net sales	$3,704	$10,290	$15,412	$31,155
Cost of sales	3,271	6,305	11,208	17,391

Gross profit	433	3,985	4,204	13,764

Operating expenses:
Research and development	904	3,461	4,632	16,551
Selling, general and administrative	4,147	4,239	11,824	14,407
Impairment of long-lived assets	4,815	—	5,365	—

Total operating expenses	9,866	7,700	21,821	30,958

Loss from operations	(9,433)	(3,715)	(17,617)	(17,194)
Interest and other income, net	136	220	440	851
Interest expense	(58)	(125)	(215)	(135)

Loss before provision for income taxes	(9,355)	(3,620)	(17,392)	(16,478)
Provision for income taxes	—	—	—	6,311

Net loss	$(9,355)	$(3,620)	$(17,392)	$(22,789)

Net loss per share:
Basic	$(0.59)	$(0.24)	$(1.10)	$(1.53)

Diluted	$(0.59)	$(0.24)	$(1.10)	$(1.53)

Weighted average shares outstanding:
Basic	15,945	15,312	15,878	14,915

Diluted	15,945	15,312	15,878	14,915

     The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29,
	2002	June 29,
	(Unaudited)	2001

ASSETS
Current assets:
Cash and cash equivalents	$7,202	$15,219
Restricted cash	500	500
Short-term investments	598	516
Accounts receivable, net	2,117	3,488
Inventories, net	1,596	3,401
Other current assets	135	408

Total current assets	12,148	23,532
Property, plant and equipment, net	7,644	13,611
Restricted cash, long-term	500	500
Goodwill and other intangible assets, net	1,821	2,999
Other assets	397	2,299

	$22,510	$42,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$710	$697
Accounts payable	851	2,311
Accrued expenses	3,948	4,273

Total current liabilities	5,509	7,281
Long-term debt and capital lease	4,661	5,210
Other long-term liabilities	—	850

Total liabilities	10,170	13,341

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized;
15,944,834 and 15,740,209 shares issued	159	157
Additional paid-in capital	51,806	51,530
Notes receivable from stockholder	(3,193)	(3,060)
Accumulated other comprehensive loss	(19)	(6)
Accumulated deficit	(36,413)	(19,021)

Total stockholders’ equity	12,340	29,600

	$22,510	$42,941

     The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	March 29,	March 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(17,392)	$(22,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment charges	7,991	2,591
Deferred income taxes	—	6,311
Research and development expenses related to Beacon Telco agreements agreements	(583)	8,735
Loss on retirement of property, plant and equipment	9	—
Accrued interest on notes receivable from stockholders, net of reserve	361	(216)
Changes in assets and liabilities:
Accounts receivable, net	1,371	10,338
Inventories, net	1,805	80
Other assets	631	699
Accounts payable	(1,460)	(2,024)
Accrued expenses	(23)	(1,146)

Net cash provided by (used in) operating activities	(7,290)	2,579

Cash flows from investing activities:
Purchases of property, plant and equipment	(106)	(5,132)
Sale (purchase) of short-term investments	(82)	3,563
Decrease in goodwill	—	375

Net cash used in investing activities	(188)	(1,194)

Cash flows from financing activities:
Proceeds (payments) on long-term debt obligations	(539)	1,959
Proceeds from issuance of Common Stock	11	375
Proceeds from repayment of notes receivable from stockholders	—	309
Change in other comprehensive loss	(11)	(42)

Net cash provided by (used in) financing activities	(539)	2,601

Net increase (decrease) in cash and cash equivalents	(8,017)	3,986
Cash and cash equivalents at beginning of period	15,219	6,617

Cash and cash equivalents at end of period	$7,202	$10,603

Supplemental disclosures:
Cash paid for interest, net of capitalized interest of $189 in 2001	$213	$302
Cash paid for income taxes	$15	$23

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

Note 2 – Comprehensive Loss

     The Company records gains or losses on the Company’s foreign currency translation adjustments and unrealized gains or losses on the Company’s available-for-sale investments and presents it as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. For the three months ended March 29, 2002 and March 30, 2001, comprehensive loss amounted to $9,362,000 and $3,632,000, respectively. For the nine months ended March 29, 2002 and March 30, 2001, comprehensive loss amounted to $17,403,000 and $22,831,000, respectively.

Note 3 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	March 29,	June 29,
	2002	2001

Inventories:
Raw materials	$770	$1,169
Work in process	29	—
Finished goods	797	2,232

Inventories, net	$1,596	$3,401

Note 4 – Loss Per Share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted loss per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted loss per share for the three months and nine months ended March 29, 2002 and March 30, 2001 (in thousands, except per share amounts):

	Three months ended		Nine months ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

Net loss	$(9,355)	$(3,620)	$(17,392)	$(22,789)

Weighted average shares outstanding:
Basic	15,945	15,312	15,878	14,915
Effect of potential common stock from
the exercise of stock options and stock
warrants	—	—	—	—

Diluted	15,945	15,312	15,878	14,915

Basic loss per share	$(0.59)	$(0.24)	$(1.10)	$(1.53)

Diluted loss per share	$(0.59)	$(0.24)	$(1.10)	$(1.53)

     Options to purchase 3,713,521 and 4,050,068 shares of Common Stock were outstanding at March 29, 2002 and March 30, 2001, respectively, and stock warrants to purchase 1,500,000 shares were outstanding at March 30, 2001, but were not included in the computation of diluted loss per share because inclusion of such options and warrants would have been antidilutive.

Note 5 – Impairment of Long-Lived Assets

     During the third quarter of fiscal 2002, the Company completed a review of certain long-lived assets due to uncertainty in the general business environment, particularly the telecommunication markets, and made the decision to sell specific assets and outsource certain administrative support functions to further reduce operating expenses. As a result of these decisions, the Company recorded a charge in the third quarter of fiscal 2002 of $4,815,000 for impairment of certain long-lived assets. This impairment includes charges related to the Company’s headquarters facility, furniture and equipment of $3,902,000, an investment in a software development company of $750,000, and software licenses of $163,000.

     The charge for the headquarters facility, furniture and equipment was based upon an independent third-party appraisal of the property completed in April 2002, and estimated selling prices for the furniture and equipment. The charge related to the investment in the software development company was based upon management’s review of the expected cash return from this investment, and the charge for the software licenses was due to the termination of licenses in connection with outsourcing activities.

     During the second quarter of fiscal 2002, the Company completed a review of its goodwill and other intangible assets acquired in connection with a November 1998 acquisition. In completing this review, goodwill was allocated to the separately identifiable intangible assets, which include developed technology, customer list and assembled work force, on a pro rata basis using the relative fair values of these identifiable intangibles at the date of acquisition. A cost approach was used to evaluate the assembled work force. Due primarily to the October 2001 staff reduction, the carrying value of the assembled work force, including a pro rata portion of goodwill, exceeded the estimated value by $550,000. An impairment charge equal to this amount was recorded in operating expenses in the condensed consolidated statements of operations in the second quarter of fiscal 2002.

Note 6 – Change in Accounting Estimate

     The service lives of information technology assets (“IT assets”) were reviewed and decreased as a result of the Company’s decision to outsource certain administrative functions, which impacted depreciation expense and operating results in the third quarter of fiscal 2002 and will impact the fourth quarter of fiscal 2002. The effect of this change in accounting estimate was to increase the net loss in the third quarter of fiscal 2002 by $314,000, or $.02 per share. The effect of this change in the fourth quarter of fiscal 2002 will be additional depreciation expense of $290,000, or $.02 per share.

Note 7 – Stock Warrants

     Effective November 2, 2001, the Company terminated its agreements with Beacon Telco, L.P. and the Trustees of Boston University related to its optical network access project. These agreements included the Warrant and Stockholder’s Agreement (“Warrant Agreement”), Cooperative Research Agreement (“Research Agreement”) and the Premises License and Services Agreement. In October 2001, the Company issued 200,000 shares of its Common Stock in exchange for the cancellation of Beacon’s right to acquire up to an additional 1,300,000 shares underlying the warrant under the Warrant Agreement and the waiver of any rights to the second bonus contemplated under the Research Agreement.

Note 8 – Recently Issued Accounting Pronouncements

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has elected not to early adopt SFAS No. 144, and is in the process of assessing its impact on the Company’s financial statements.

Note 9 – Cost Reduction Measures

     In fiscal 2002, the Company took actions designed to reduce its cost structure, including company-wide staff reductions and the suspension of its optical network access research and development project (See Note 7). The Company recorded charges for severance costs in the second and third quarters of fiscal 2002 of $1,473,000 and $870,000, respectively. The Company expects to record additional severance costs in the fourth quarter of fiscal 2002.

Note 10 – Related Party Transaction

     In connection with the appointment of Leigh S. Belden as President and Chief Executive Officer of the Company as of January 8, 2002, the Company and Mr. Belden agreed to complete mutually acceptable loan and security documentation to reflect that (1) principal and interest on his outstanding loans from the Company currently due March 31, 2002 will be due and payable in one installment on March 31, 2003, with interest accruing at the stated rate until paid; (2) a total of 891,280 shares of the Company’s common stock are pledged to secure the outstanding loans, with the remaining shares held by Mr. Belden and certain related persons subject to a “negative pledge” such that the proceeds of the sale of any such shares would be automatically applied to repayment of the loans; and (3) the Company and Mr. Belden will cooperate to facilitate the use of the Company’s stock to pay or fund the payment of outstanding loans, subject to applicable law. Revised loan and security documentation to reflect the foregoing has not yet been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company develops, manufactures and markets a broad range of voice and data network access solutions to service providers and enterprise customers that terminate communication services using DDS, T1/E1, T3 and G.shdsl facilities. The Company offers a wide variety of application-specific solutions for TDM multiplexing, inverse multiplexing, digital cross-connect, and IP networking, as well as converged solutions that address business applications over Frame Relay, ATM and IP-based public and private networks. The Company’s customers include both wired and wireless network service providers, enterprise customers that require cost-effective solutions to address application-specific bandwidth and migration challenges, and equipment integrators that provide system-level solutions for wireless cell-site connectivity, next-generation digital loop carriers, and business class DSL switching equipment (DSLAMs). The Company was founded in San Jose, California in 1982 and is a Delaware corporation.

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

	Three months ended		Nine months ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.3	61.3	72.7	55.8

Gross profit	11.7	38.7	27.3	44.2

Operating expenses:
Research and development	24.4	33.6	30.1	53.1
Selling, general and administrative	112.0	41.2	76.7	46.3
Impairment of long-lived assets	130.0	—	34.8	—

Total operating expenses	266.4	74.8	141.6	99.4

Loss from operations	(254.7)	(36.1)	(114.3)	(55.2)
Interest and other income, net	3.7	2.1	2.9	2.7
Interest expense	(1.6)	(1.2)	(1.4)	(0.4)

Loss before provision for income taxes	(252.6)	(35.2)	(112.8)	(52.9)
Provision for income taxes	—	—	—	20.2

Net loss	(252.6)%	(35.2)%	(112.8)%	(73.1)%

     Sales. Net sales for the three months ended March 29, 2002 decreased approximately 64% to $3,704,000 from $10,290,000 in the comparable period of the prior fiscal year. Net sales for the nine months ended March 29, 2002 decreased 51% to $15,412,000 from $31,155,000 in the first nine months of the prior fiscal year. This decrease in net sales resulted from a decrease in sales volume in most of the Company’s product markets. Net sales of carrier and carrier access products, primarily AS2000 products, decreased 78% to $1,261,000 in the three months ended March 29, 2002 from $5,659,000 in the comparable prior year period. Net sales of carrier and carrier access products decreased 62% to $6,943,000 in the nine months ended March 29, 2002 from $18,401,000 in the first nine months of the prior fiscal year. Net sales of enterprise access products declined by approximately 47% in the three months ended March 29, 2002 to $2,443,000 as compared to the same period last year, while net sales in the nine-month period decreased 34% to $8,469,000. These decreases were primarily a result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors, including over-capacity in our customers’ markets, unfavorable conditions in the capital markets for many telecommunications customers and general uncertainty about the economy. In the short-term, the Company anticipates that reduced capital spending by our customers may continue to affect sales, although forecasting is challenging in the current environment.

     The Company’s business is characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers decreased approximately 60% to $2,635,000 in the three months ended March 29, 2002 from $6,644,000 in the comparable period in the prior year, and decreased 47% to $9,780,000 for the nine months ended March 29, 2002 from $18,601,000 in the comparable period of the prior year. Net sales to all other customers declined by approximately 71% and 55%, respectively, in the three- and nine-month periods ended March 29, 2002 from the comparable periods in the prior fiscal year. The Company’s top five customers did not remain the same over these periods.

     Gross Profit. Gross profit decreased to 11.7% of net sales for the three months ended March 29, 2002 as compared to 38.7% for the three months ended March 30, 2001. This decrease was due to additional reserves of $850,000 for excess inventories, severance costs of $80,000, and the impact to depreciation expense for the change in lives of IT assets of $156,000 described in Note 6 of Notes to Condensed Consolidated Financial Statements. On a year-to-date basis, gross profit decreased to 27.3% of net sales for the nine months ended March 29, 2002 as compared to 44.2% for the same period in the prior year. This decrease is attributable to additional inventory reserves of $1,570,000 for excess inventories and a discontinued product line, severance costs of $164,000, and the impact to depreciation expense of $156,000 for the change in lives of IT assets. Without the impact of these three items, gross profit as a percentage of sales for the three months ended March 29, 2002 and March 30, 2001 would have been 41% and 38.9%, respectively, and 39.5% and 44.7%, respectively, for the comparable nine-month periods.

     Research and Development. Research and development expenditures for the three months ended March 29, 2002 decreased to $904,000 from $3,461,000 in the comparable period in the prior fiscal year, and decreased as a percentage of sales from 33.6% to 24.4%. Research and development expenditures for the nine months ended March 29, 2002 decreased to $4,632,000 from $16,551,000 in the comparable period in the prior fiscal year that included non-cash costs of $8,335,000 associated with the warrants issued to Beacon Telco for the optical network access project and decreased as a percentage of sales from 53.1% to 30.1%. These decreases were primarily a result of the suspension of the company’s optical network access project in October 2001 and cost reduction measures.

     The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company will continue to monitor the level of its investment and adjust spending levels based upon anticipated sales volume.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 29, 2002 decreased 2% to $4,147,000 from $4,239,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 41.2% to 112%. Selling, general and administrative expenses for the nine months ended March 29, 2002 decreased 18% to $11,824,000 from $14,407,000 in the comparable period of the prior fiscal year and increased as a percentage of sales from 46.3% to 76.7%. The decrease in absolute dollars over the same periods in the prior year is primarily due to reduced headcount between the two periods and other cost reduction measures. The increase as a percentage of sales is due to lower sales levels in the current fiscal year.

     Selling, general and administrative expenses for the three- and nine-month periods ended March 29, 2002 include the impact to depreciation expense for the change in lives of IT assets of $158,000, as well as severance costs of $763,000 and $1,846,000, respectively, compared to $161,000 for the comparable three- and nine-month periods in the prior fiscal year. The Company expects to record additional severance costs of $285,000 in the fourth quarter of fiscal 2002, of which $201,000 will be recorded in selling, general and administrative expenses. The Company expects the dollar amount of selling, general and administrative expenses to decrease in the next several quarters due to the cost reduction measures and expects that such expenses will vary over time as a percentage of sales.

     Impairment of Long-Lived Assets. As described in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company completed a review of certain long-lived assets during the third quarter of fiscal 2002 and recorded an impairment charge to write down the carrying value of these specific assets by $4,815,000. These assets include the Company’s headquarters facility, furniture and equipment, an investment in a software development company, and software licenses.

     Interest and Other Income, Net and Interest Expense. Interest and other income, net, declined 38% to $136,000 for the three months ended March 29, 2002 from $220,000 in the comparable period in the prior fiscal year and decreased 48% to $440,000 for the nine months ended March 29, 2002 from $851,000 for the same period in the prior fiscal year. These declines were a result of lower interest rates and lower interest bearing assets. Interest expense declined 54% to $57,000 for the three months ended March 29, 2002 from $125,000 in the same period in the prior fiscal year as a result of lower interest rates. Interest expense for the nine months ended March 29, 2002 increased 59% to $215,000 from $135,000 in the comparable prior year period, which did not include $189,000 of interest capitalized during the first six months of fiscal 2001 while the headquarters facility was undergoing renovations.

     Provision for Income Taxes. Due to its deferred tax valuation allowance, the Company did not record a tax benefit from income taxes for the three- or nine-month periods ended March 29, 2002. At September 29, 2000, the Company established a full valuation allowance against its deferred tax assets. As a result, the net provision for income taxes for the three- and nine-month periods ended March 30, 2001 was $6,311,000.

LIQUIDITY AND CAPITAL RESOURCES

     On March 29, 2002, the Company’s principal sources of liquidity included $7,800,000 of unrestricted cash, cash equivalents and short-term investments.

     During the nine-month period ended March 29, 2002, cash used in operating activities was $7,290,000 compared to $2,579,000 provided by operating activities during the nine-month period ended March 30, 2001. Net cash used in operating activities this period was primarily due to the net operating loss, excluding depreciation, amortization and impairment charges, of $9,401,000. The decrease in accounts receivable provided cash of $1,371,000 in the nine months ended March 29, 2002 compared to $10,338,000 in the comparable period in the prior fiscal year. The decrease in inventories at March 29, 2002 provided $235,000 of cash, net of additional inventory reserves of $1,570,000 provided in the current fiscal year, compared to $80,000 of cash provided in the same period last year. Accounts payable and accrued expenses decreased $1,483,000 in the nine-month period ended March 29, 2002 compared to a decrease of $3,170,000 in the comparable period in the prior fiscal year.

     Cash used in investing activities was $188,000 for the nine-month period ended March 29, 2002 compared to $1,194,000 for the nine-month period ended March 30, 2001. The funds used in investing activities during the nine months ended March 29, 2002 are a result of capital expenditures of $106,000 and the purchase of short-term investments of $82,000. For the nine months ended March 30, 2001, the maturity of short-term investments provided funds of $3,563,000, offset by purchases of property, plant and equipment of $5,132,000 that included the costs associated with the Oracle implementation project completed in July 2000 and the renovation of the Company’s headquarters facility.

     Cash used in financing activities was $539,000 for the nine-month period ended March 29, 2002, as compared to cash provided by financing activities of $2,601,000 for the nine-month period ended March 30, 2001. Payments on long-term debt obligations were $539,000 for the nine months ended March 29, 2002 compared to $1,959,000 of proceeds from the debt obligation incurred in conjunction with the loan for the Company’s headquarters facility in the comparable period in the prior fiscal year. Proceeds from the exercise of stock options provided $11,000 of cash in the current fiscal year compared to $375,000 in the same period a year ago. Proceeds from the repayment of notes receivable from stockholders provided $309,000 of cash in the nine months ended March 30, 2001.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans and the cost reduction measures implemented during the current and prior fiscal years will be adequate to finance the Company’s operations and capital expenditures for at least the next twelve months. The Company’s future capital needs will depend on the Company’s ability to meet its current operating forecast, improved market demand for the Company’s products and the overall economic condition of our customers in the telecommunication sector. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate further cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company’s Common Stock and stockholders may experience dilution.

Critical Accounting Policies

     The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what the Company believes are among the critical accounting policies most affected by significant management estimates and judgments:

     Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods.

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 121. The Company’s long-lived assets include, but are not limited to, the headquarters facility, related furniture and equipment, software licenses, and goodwill and intangible assets related to a previous acquisition.

     In assessing the recoverability of the Company’s long-lived assets, goodwill and other intangible assets as of March 29, 2002, the Company obtained a third-party appraisal for the headquarters facility, and made assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

     Revenue Recognition. The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products.

     Warranty Provision. The Company records a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability.

     Allowance for Doubtful Accounts. The Company estimates losses resulted from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts.

     Valuation of Notes Receivable. The Company continually assesses the collectability of assets classified as outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current customer data. Should our actual experience with respect to collections differ from our initial assessment, additional reserves may be needed.

     Deferred Tax Assets. The Company has provided a full valuation reserve related to its deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each quarter.

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

     Continued Listing Requirements and Deficiency Notification. The Company’s common stock is currently traded on the Nasdaq National Market. For continued listing, the Nasdaq National Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share, and a market value of public float of at least $5 million. Nasdaq has notified the Company that it has failed to maintain these two continued listing requirements, and will commence procedures to delist its securities from the Nasdaq National Market on May 15, 2002. The Company intends to apply for a transfer of its securities to the Nasdaq SmallCap Market, which provides for additional grace periods until February 10, 2003 to meet these continued listing requirements of the Nasdaq SmallCap Market. For continued listing on the Nasdaq SmallCap Market, a Company is required to maintain, among other things, a minimum bid price of not less than $1.00 per share and a market value of public float of at least $1 million. If delisted from the Nasdaq SmallCap Market, the Company’s common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company’s common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq National Market to the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At March 29, 2002, the Company’s investment portfolio consisted of fixed income securities of $598,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 29, 2002, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 29, 2002, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 29, 2002 as follows:

Current Report on Form 8-K, filed January 18, 2002, reporting under Item 5 the Company’s announcement that Leigh S. Belden was appointed President and CEO on January 8, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

May 10, 2002	By:	/s/ C. W. Smith C. W. Smith, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)