Form 10-K
period 2002-06-28
VERILINK CORP
filed 2002-09-26
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 28, 2002

Commission File Number: 0-28562

VERILINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2857548 (IRS Employer Identification No.)

127 Jetplex Circle, Madison, Alabama 35758-8989
(Address of principal executive offices)

(256) 327-2001
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Series A Junior Participating Preferred Stock Purchase Rights
(Title of class)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

             The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on August 23, 2002, as reported by the Nasdaq SmallCap Market was $6,679,062. Shares of Common Stock held by each officer and director and by each person believed by the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

             As of August 23, 2002, the registrant had outstanding 14,996,534 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

             Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held November 13, 2002 (the “Proxy Statement”), (Part III).

PART I

Item 1. Business

Overview

            Verilink Corporation (the “Company”) provides voice and data network access solutions to service providers and enterprise customers for DDS, T1/E1, NxT1, T3 and G.SHDSL communication services. The Company develops, manufactures and markets customer premise equipment (“CPE”) and central site solutions for data and telecommunication centers. The Company offers a variety of application-specific solutions for time-division multiplexing, inverse multiplexing, digital cross-connect and IP bridging and routing, as well as converged solutions for access to Frame Relay, ATM and IP-based networks. The Company’s customers include equipment integrators, network service providers (“NSPs”) and enterprise customers consisting of wireline and wireless providers, inter-exchange carriers (“IXCs”), local exchange carriers (“LECs”), Internet service providers (“ISPs” ), Fortune 500 companies and various local, state and federal government agencies. The Company was founded in San Jose, California in 1982 and is a Delaware corporation.

Industry Background

            Network service providers, both of wireline and wireless, have historically been the main consumers of network access equipment. Capital spending by these companies comprises the majority of telecommunications spending, and determines the overall direction and financial health of the industry. Capital spending by carriers in calendar 2002 is expected to drop significantly to between $40-60 billion from an all time high of $113 billion in calendar 2000, according to data provided by Soundview and SG Cowen. This decline in spending was the consequence of the IXCs and LECs overbuilding their backbone networks in the last half of 1999 and throughout calendar 2000. According to Soundview, capital spending estimates have continued to be lowered since January of 2002 for the largest providers, and may continue to decline through calendar 2003 as the telecommunication downturn may force more carriers into bankruptcy.

            The outlook for the next 12 to 18 months for telecommunication equipment is still unclear based on the uncertainty of demand forecasts, capital spending projections, and the viability of certain service providers as ongoing businesses. Most market watchers still predict consolidation in both the equipment and service provider spaces, which may result in only a limited set of companies remaining as standalone entities. Opportunities for wholesale replacement of network gear are remote as companies and providers make only incremental investments in both equipment and infrastructure.

Material Changes in the Business

            Several changes were implemented in fiscal 2002 by the Company to address this general downturn in the telecommunication industry, and the lack of visibility for future business. The Company believes that these changes will allow the Company to reduce operating expenses, to focus on customers that provide profitable longer-term business opportunities, and to enhance the ability of the Company to generate positive cash flow in future periods and to return to profitability at lower revenue levels.

Optical Network Access Project

            In October 2001, the Company suspended its development activities related to the development of an optical network access product that targeted fiber-to-the-business (“FTTB”) applications. Based on the market conditions and the projected outlook for fiber deployments, the Company closed its operations in Boston, Massachusetts and archived all development work. The Company and Beacon Telco sought additional funding for this project through January 2002, but were unsuccessful. The Company owns the rights to all the optical network access development work completed during this project, and could restart the program in the future if market conditions and the outlook for FTTB applications improve.

Staff Reductions

            Headcount decreased from 212 employees at September 29, 2001 to 63 employees at August 23, 2002 as the Company adjusted its cost structure for reduced revenue levels. Changes were also made to the management team during this period that resulted in the appointment of a new President and CEO in January 2002 when Leigh S. Belden returned to that position. Mr. Belden founded the Company with Steven C. Taylor and served as its President and CEO from its inception in 1982 until his retirement in March 1999. Other executive positions were eliminated during this period, which results in the current executive management team of Leigh S. Belden, President and CEO, C. W. Smith, Vice President and CFO, and S. Todd Westbrook, Vice President Operations.

Facilities

            With the reduced number of employees, the Company relocated to a smaller leased facility in Madison, Alabama at the end of June 2002. In August 2002, the Company signed an agreement with The Boeing Company to lease its facility located at 950 Explorer Boulevard in Huntsville’s Cummings Research Park, and will continue to seek a prospective buyer for this facility. In addition, the Company is in the process of moving the manufacturing activities of its Access System 2000 products to the facility in Madison from a contract manufacturing firm in California in order to improve overall operational efficiencies.

The Market Opportunity

Industry Direction – Incremental Investments to Address Network and Application Migration

            Business customers today are searching for ways to improve the operation of their networks by increasing bandwidth and adding productivity-enhancing applications, while lowering the overall cost of owning and operating an enterprise network. Applications are increasingly IP-based, including VPNs for remote LAN access and packetized voice, and require improved security, encryption, traffic prioritization and network management. Many enterprise networks today are also experiencing technology obsolescence issues, and are without a clear path for migration to replacement or newer service offerings. Examples of these dynamics can be found in almost every segment of industry, creating communications problems that demand solutions to increase performance, facilitate migration to newer less costly services, and improve operations without economic penalty. The Company’s aim is to provide intelligent access solution s that allow enterprise customers to move forward with newer access technologies, but at an affordable pace.

Opportunity – Evolution of Managed Services and Carrier-bundled CPE

            Today, integrated network solutions, including access equipment, are being offered by the major network service providers to target specific service and application needs. These bundles generally include all the necessary elements that an enterprise will need for service including the communication facility, termination equipment, network management, maintenance and support, and verifiable service level agreements. Bundles exist today for all major services including TDM services for private line applications and frame relay, ATM, and IP services for converged voice and data connectivity. Part of the Company’s core strategy is to work with the major service providers to gain certification for network access equipment to be included as part of their integrated networking solution offerings.

            Communication traffic from enterprise customers continues to increase as cost effective data-centric applications provide new revenue opportunities for service providers and improved productivity for the enterprise. Business-to-Business connectivity, E-commerce, packet-voice, lower costs of bandwidth and the critical need to access information are key drivers of the growth in enterprise communication traffic.

Emerging Opportunities – Improvements for Copper-based Service Delivery

            New services enabled by the emerging international DSL standard (G.SHDSL) over existing copper infrastructure are predicted to provide new services and CPE opportunities over the next several years. Carriers work with digital subscriber loop access multiplexer (“DSLAM”) providers to implement new facilities for broadband services that include ADSL, SDSL, G.SHDSL and T1/E1 interfaces. In many international markets, T1/E1 replacement via G.SHDSL interfaces on the DSLAM provides a carrier with a less expensive alternative for providing business services for voice and data. In North America, G.SHDSL offers a migration technology for older HDSL loop systems that has improved reach and spectral compatibility as requested by the FCC. The Company is currently working with several leading DSLAM vendors to certify its WANsuite CPE devices, and to establish market partnerships for distribution of equipment to th e network service providers for both domestic and international markets.

Growth - Improved Outlook for Wireless Data Services

            Demand for wireless communication services has grown from 1999 through 2002 with continued growth expected for the foreseeable future. Next-generation data services based on incremental technologies such as 1XRTT for CDMA systems, and the migration to 3G broadband services will drive incremental demand for access equipment to wireless carriers’ networks. This trend is driven by the availability of new low cost digital services, the shift in long distance voice services to wireless carriers, and the intense competition among service providers. Service providers seeking delivery of new communication services in developing nations are also increasingly choosing wireless technology as the most cost-effective solution. The Company expects that future growth in the wireless market will come from a further increase in the number of subscribers, an increase in the total minutes of use, the increased implementation of wireless local loop systems in developing nations and the emergence of data services for mobile Internet, e-mail and messaging in developed nations.

The Verilink Solution – Intelligent WAN Access

            The Company’s goal is to combine expertise in broadband access technologies with web-based application-level software to provide cost effective, scalable, integrated voice and data access solutions to yesterday’s and tomorrow’s communications services. In the past, access devices were typically used to terminate communications circuits and did not have the processing power needed to obtain higher-level statistics and provide service level monitoring of the new packet based services. The Company’s latest generation access solutions include such capabilities, and are often available with network management software so as to provide greatly improved network visibility and performance monitoring for service providers and their enterprise customers. Our WANsuite® family solutions are software based, often allowing no cost upgrades as our customers migrate from their TDM, or leased line facili ties, to Frame Relay, ATM or IP networks, while maintaining the highest levels of network management and information.

Products

            Verilink offers a portfolio of products appropriate for a wide range of applications. The Company’s products are both modular in design, such as the Access System 2000 product family, as well as stand-alone devices, such as the WANsuite product family and PRISM series of channel service/data service unit devices.

WANsuite Product Family

            The Company’s WANsuite product family is a suite of software programmable intelligent integrated access devices that target customer premise applications for improving “last mile” or network edge broadband communications. The WANsuite platform supports copper-based transmission services such as DDS, T1, E1 and G.SHDSL, and includes software support for ATM, Frame Relay and IP service and application monitoring and control. The WANsuite product line combines integral channel service/data service units (“CSU/DSU”), routing, probe and network monitoring capabilities. WANsuite products also utilize an embedded web server to provide an innovative user interface that aligns with the Internet for ease-of-use by service providers. The increased flexibility of WANsuite products allows quick delivery of customer specific requirements. Some key WANsuite features include a powerful web interface fo r simplified configuration, performance monitoring and diagnostics for all service layers, and access routing, bridging, and switching for Frame Relay, ATM, Ethernet and IP applications.

Access System 2000

            The Company’s Access System 2000 (“AS2000™”) is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. AS2000 products are installed at the origination and termination points at which service providers provide communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing and inverse multiplexing functions for T1 (1.5 MBPS), E1, multi-T1, multi-E1 and T3 (45 MBPS) access links. A key feature of the AS2000 is its flexibility and adaptability made possible by a modular architecture that allows customers to access new services or expanded network capacity simply by configuring or changing circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 CSU/DSU, automatic protection switch an d a Simple Network Management Protocol

(“SNMP”) management agent. A WANsuite gateway card is also available for the AS2000 for SCADA, IP routing and CSU/DSU applications.

PRISM Product Family

            The Company’s PRISM product family supports legacy TDM applications at transmission rates ranging from DDS through T1. Products included in this family are the NEBs compliant 1024 shelf system, 1051 shelf, 3030/3060 intelligent channel bank, 2000 & 2100 CSU’s and 3111/3112 CSU/DSUs. These devices provide physical layer performance monitoring and diagnostic functions. Management of the PRISM product family ranges from SNMP through simple DIP switches. The Company’s PRISM products are produced to carrier-grade standards of quality and are typically found deployed in the mission-critical applications used by wireline and wireless carriers, banks, utilities, government and other corporate enterprises.

ISNP – Industry Standard Product Portfolio

            In fiscal 2002, the Company worked with Interlink Communications Systems to launch a family of industry standard network access devices to target enterprise customers via the reseller channel in North America. The product portfolio consists of standards-based access equipment for DDS and T1 services, and incorporates interfaces for asynchronous and synchronous applications and network support for Frame Relay and IP services. This family of “generic-like” access devices provides the reseller community with opportunities to provide high quality access solutions and improve their operating margins in the process.

Sales, Marketing and Customer Support

Sales and Marketing

            The Company sells its products and services to network service providers and wireless equipment manufacturers primarily through a direct sales force located in major U.S. metropolitan areas. A direct sales effort, supported by sales engineers who provide customers with pre- and post-sale technical assistance, allows the Company to gain a more in-depth knowledge of customers’ network access requirements. The Company believes this knowledge helps it to build long-term relationships and alliances with key customers.

            The Company also sells its products and services to North American enterprises primarily through indirect channels, which include distributors, systems integrators and value-added resellers. These include a master-distributor relationship with Interlink Communication Systems, and Premier partnerships with Phillips Communications, Integrated Communications, Inc., Inter-Tel, Primary Telecommunications, Inc., Allencom and Nextira. With the addition of more intelligent integrated access devices and CPE products, the Company believes that sales through indirect channels will become increasingly more important.

            The Company believes that entry into international markets for advanced digital network products will be enabled through strategic relationships and in-country distribution channels that reach both enterprise and NSP customers. Over the last year, the Company has had minimal direct sales to international customers. In addition to the specific sales efforts directed at network service providers, the Company’s marketing activities include participating in industry trade shows and conferences, distribution of sales and product literature, media relations, advertising in trade journals, direct mail and ongoing communications with customers and industry analysts.

            In fiscal 2002, net sales to Nortel Networks and Interlink Communications Systems accounted for 36% and 15% of the Company’s net sales, respectively, and the Company’s top five customers accounted for 71% of the Company’s net sales. In fiscal 2001, net sales to Nortel Networks accounted for 37% of the Company’s net sales, and net sales to the Company’s top five customers accounted for 66% of the Company’s net sales. In fiscal 2000, net sales to Nortel Networks and WorldCom accounted for 30% and 19% of the Company’s net sales, respectively, and net sales to the Company’s top five customers accounted for 61% of the Company’s net sales. Other than Nortel Networks, Interlink Communications Systems and WorldCom, no customer accounted for more than 10% of the Company’s net sales in fiscal years 2002, 2001 or 2000. On a quarterly basis in fiscal 2002, net sales to Nort el Networks of legacy products has accounted for as much as 64% of the Company’s net sales that quarter. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the

Company will be able to obtain orders from new customers. The economic climate and conditions in the telecommunication equipment industry are expected to remain unpredictable in fiscal 2003 and 2004. WorldCom filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code in July 2002. A bankruptcy filing by one or more of the Company’s other major customers would materially adversely affect the Company’s business, financial condition and results of operations. See “Item 7. Factors Affecting Future Results – Customer Concentration”.

Customer Service and Support

            The Company maintains 24-hour, 7-day a week telephone support for all of its customers. The Company provides, for a fee, direct installation and service of its products utilizing its own resources or resources available under a Worldwide Equipment Support agreement with Vital Network Services, Inc. The Company provides product training and support to its customers dealing with the installation, operation and maintenance of the Company’s products.

            The Company also offers various levels of maintenance agreements to its customers for a fee, which provide for on-site service in response to customer reported difficulties.

Research and Development

            The Company’s research and development efforts are focused on developing new products, core technologies and enhancements to existing products. During the past year, product development activities included enhancements of the existing WANsuite intelligent integrated access product family and development related to the optical network access project. The enhancements to the WANsuite product family included advanced protocol development and customer application inclusion, as well as the development of new offerings for ATM services over G.SHDSL. These WANsuite family additions take advantage of ATM’s fixed cell size to deliver reliable voice and data services over G.SHDSL. The Company’s product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internetw orking industries and on the development of low-cost CPE devices that leverage advancements in hardware and software technology.

            In October 2001, the Company terminated its agreements with Beacon Telco, L.P. and the Boston University Photonics Center that established the product development center at the Photonics Center during fiscal 2001, and suspended its optical network access development project.

            During fiscal 2002, 2001 and 2000, total research and development expenditures were $5,505,000, $19,682,000 and $8,950,000, respectively. Research and development expenditures in fiscal 2002 and 2001 related to the optical network access product were $688,000 and $11,538,000, respectively. All research and development expenses are charged to expense as incurred. See Note 8 to the Consolidated Financial Statements regarding the accounting treatment of warrants and bonuses associated with the optical network access project.

            The markets for the Company’s products have historically been characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company’s customer base. During the fiscal year, the markets for the company’s products have been slower in accepting newer technologies as capital spending by carriers and enterprises has been reduced. However, the Company expects to continue its investment in research and development in fiscal 2003 for product development of specific technologies, such as IP, QoS, xDSL and network management, as well as to respond to market demand and new service offerings from service providers. Research and development activities may also include development of new products and markets based on the Company’s expertise in telecommunications network access technologies. See “I tem 7. Factors Affecting Future Results — Dependence on Recently Introduced Products and New Product Development”.

Manufacturing and Quality

            The Company has an agreement with an electronics manufacturing services provider to outsource substantially all of its procurement, assembly and system integration operations for the Company’s AS2000 product family. Under the terms of the agreement, the Company maintains a bonded warehouse on the services provider’s premises and ships products directly to the Company’s customers. In April 2002, the Company announced plans to terminate this contract and transfer the manufacture of these products to its manufacturing operations in Madison, Alabama. The Company expects to complete this transition in the second quarter of fiscal 2003.

            The Company’s manufacturing operations located in Madison primarily support the manufacturing of all other product lines, and consist primarily of material requirements planning, materials procurement and final assembly, test and quality control of subassemblies and systems. The Company performs virtually all aspects of its manufacturing process for the products at its Madison facility, with the exception of surface mounted printed circuit board assembly. The Company achieved TL 9000 registration in March 2002. TL 9000, which includes ISO 9001:2000, established by the Quality Excellence for Suppliers of Telecommunications (QuEST) Forum is an industry-specific standard fostering quality system requirements and metrics for the design, development, production, delivery, installation and service, emphasizing customer/supplier relations, continuous improvement, standardization metrics and cost reduction. Increasingly, TL 9000 is a contractual requirement in the telecommunications industry.

Competition

            The market for telecommunications network access equipment is characterized as highly competitive with price erosion on aging technologies. This market, in the past, has been subject to rapid technological change, regulatory developments and new entrants. The market for integrated access devices, such as the Access System 2000 and WANsuite product lines, and for enterprise termination devices, such as the PRISM product line, is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of products based on new technologies, high product value in price versus performance comparisons, support for multiple types of communication services, increased network monitoring and control, product reliability, and quality of customer support. There can be no assurance that the Company’s current products and future products will be able to compete successfully with respect to these or other factors.

            The Company’s principal competition for its current product offerings are Adtran, Inc., Paradyne Inc., Kentrox (owned by Platinum Equity Holdings), Vina Technologies, Inc., Quick Eagle Networks, Larscom, Inc. and Cisco Systems, Inc. for access routing with integrated WAN interface cards (WIC’s). Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.

            The Company believes that the market for basic network termination products is mature and that margins are eroding, but the market for feature-enhanced network termination and high bandwidth network access products may continue to grow and expand, as more “capability” and “intelligence” moves outward from the central office to the enterprise. The Company expects emerging broadband standards and technologies like G.SHDSL, ATM, Ethernet and IP Services to start the next wave of spending in this market as carriers and enterprises update services to the network edge.

            Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See “Item 7. Factors Affecting Future Results — Competition”.

Intellectual Property and Other Proprietary Rights

            The Company relies upon a combination of patent, trade secret, copyright, and trademark laws as well as contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S., Canadian, and European patents with respect to limited aspects of its network access technology. The Company has not yet obtained significant patent protection for its Access System or

WANsuite technologies. There can be no assurance that third parties have not, or will not, develop equivalent technologies or products without infringing the Company’s patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents valid, enforceable, and infringed by such other technologies or products. The Company also typically enters into confidentiality and invention assignment agreements with its employees and independent contractors, and enters into non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and r esults of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured, or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Factors Affecting Future Results — Limited Protection of Intellectual Property”.

            The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the patent issues and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, would relate to the Company’s products. Software comprises a substantial porti on of the technology in the Company’s products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. Patents have been granted on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into the Company’s products. The Company may receive communications from third parties in the future asserting that the Company’s products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for all expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any thir d-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, or to expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition, and results of operations would be materially adversely affected. See “Item 7. Factors Affecting Future Results — Risk of Third Party Claims Infringement”.

Employees

            As of June 28, 2002, the Company had 85 full-time employees worldwide, of whom 22 were employed in engineering, 24 in sales, marketing and customer service, 27 in manufacturing and 12 in general and administration. All of the employees are located in the United States except one employee in Canada. The Company reduced staff further in August 2002 as the Company adjusted its cost structure. See “Staff Reductions” above.

            Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees, including management, technical, and design personnel. Any lengthy delay in filling new positions could lead to delays in the research and development associated with potential new products. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Factors Affecting Future Results — Dependence on Key Personnel”.

Backlog

            The Company manufactures its products based, in part, upon its forecast of customer demand and typically builds finished products in advance of or at the time firm orders are received from its customers. Orders for the Company’s products are generally placed by customers on an as-needed basis and the Company has typically been able to ship these products within 30 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company’s backlog as of any particular date may not be indicative of sales in any future period.

Item 2. Properties

            During fiscal 2002, the Company’s headquarters and principal administrative, engineering, and manufacturing facility was located in a building owned by the Company containing about 113,000 square feet on approximately 19 acres in Cummings Research Park West at 950 Explorer Boulevard, Huntsville, Alabama. The Company also leased an additional 11,000 square feet of warehouse space in Madison, Alabama under a lease that terminated on June 30, 2002.

            In addition, the Company has two sales offices located in the United States, and an engineering office in Canada. These properties are occupied under operating leases that expire on various dates through the year 2003, with options to renew in most instances.

            On July 1, 2002, the Company relocated its headquarters and principal administrative, engineering and manufacturing operations to a leased facility containing approximately 37,500 square feet in Madison, Alabama. On August 2, 2002, the Company leased its facility located at 950 Explorer Boulevard to The Boeing Company under a lease that expires November 2007. The lease allows the lessee to terminate the lease at the end of the 40th month, but also includes the option to extend the lease term for five additional two-year periods.

Item 3. Legal Proceedings

            The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended June 28, 2002.

Executive Officers of the Company

            Set forth below is certain information concerning executive officers of the Company. Unless otherwise indicated, the information set forth is as of June 28, 2002.

            Mr. Leigh S. Belden, age 52, has served as the Company’s President and Chief Executive Officer since he re-joined the Company in January 2002 and from its inception in December 1982 until his prior retirement from this position in March 1999. Mr. Belden co-founded the Company and has served as a Director since its inception in December 1982. From 1980 to 1982, he was Vice President of Marketing for Cushman Electronics, a manufacturer of telephone central office and two-way radio test equipment. Previously, he held various international and domestic sales and marketing management positions for California Microwave. Mr. Belden received a B.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from Santa Clara University.

            Mr. S. Todd Westbrook, age 40, has served the Company as Vice President, Operations since February 2000. From July 1998 until joining the Company, Mr. Westbrook served as the president of ZAE Research, Inc., a firm engaged in electronics design. From April 1987 to July 1998, Mr. Westbrook held several positions at Avex Electronics, Inc. including Vice President of North America Operations from March 1996 to July 1998. Mr. Westbrook received a B.S. in Industrial Engineering from Auburn University.

            Mr. James B. Garner, age 35, served as Vice President, Marketing from March 2000 to August 2002. Mr. Garner joined the Company in November 1998 as Director of Engineering of the Company’s Huntsville

operations. In November 1999, he transferred to the position of Director of Marketing for the Company. From March 1998 until joining the Company, Mr. Garner served as Director of Engineering for TxPort, Inc. From September 1988 to March 1998, Mr. Garner held various technical and management positions within Motorola including Senior Marketing Manager for Motorola’s Transmission Products Division. Mr. Garner received a B.S. in Electrical Engineering from the University of Alabama in Huntsville.

            Mr. C. W. Smith, age 48, has served as Vice President and Chief Financial Officer of the Company since November 2001. Mr. Smith joined the Company in November 1998 as Controller of the Company’s Huntsville operations. In September 1999, Mr. Smith was promoted to the position of Vice President and Corporate Controller. From February 1995 until joining the Company, Mr. Smith served as Vice President, Finance for TxPort, Inc. Mr. Smith received a B.S. in Accounting from the University of Alabama.

            Mr. Ronald W. Caines, age 47, served the Company as Vice President, Worldwide Sales from May 2002 to August 2002. Mr. Caines joined the Company in August 2000 as Vice President of Indirect Sales. From 1991 until joining the Company, he held various sales and management positions within Intermec Technologies Canada Ltd. Mr. Caines received a DEC (Diplome D’Etudes Collegiales) in Science from Champlain College, Montreal, Quebec.

            There are no family relationships among any of the directors or executive officers of the Company.

            All officers are elected annually by and serve at the pleasure of the Board of Directors of the Company.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

            The Company’s Common Stock began trading on The Nasdaq SmallCap Market (“Nasdaq”) under the symbol “VRLK” on July 1, 2002. Prior to this date, the Company’s Common Stock traded on The Nasdaq National Market. As of September 4, 2002, the Company had 132 shareholders of record and approximately 3,800 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the Common Stock as reported by Nasdaq for the periods indicated:

Fiscal 2002 — Quarter Ended	June 28	March 29	December 28	September 28

Market Price: High	$0.55	$0.99	$2.00	$4.06
Low	$0.18	$0.41	$0.77	$1.45

Fiscal 2001 — Quarter Ended	June 29	March 30	December 29	September 29

Market Price: High	$4.95	$3.94	$6.56	$13.25
Low	$1.41	$1.06	$1.75	$ 3.94

            The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

            The following selected consolidated financial data concerning the Company for and as of the end of each of the fiscal years are derived from the audited consolidated financial statements of the Company. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of the Company as of June 28, 2002 and June 29, 2001, and for each of the three years in the period ended June 28, 2002, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

Financial Information by Year
(in thousands, except per share amounts and number of employees)

	Fiscal Year Ended

	June 28, 2002	June 29, 2001(1)	June 30, 2000(2)	June 27, 1999(3)	June 28, 1998

Results of Operations Data:
Net sales	$23,413	$44,956	$67,661	$59,553	$50,915
Gross profit	8,016	20,541	33,698	27,729	25,121
Loss from operations	(17,449)	(17,183)	(5,759)	(14,901)	(3,745)
Net income (loss)	$(17,240)	$(22,755)	$25	$(13,666)	$(1,071)
Per share amounts:
Net income (loss):
Basic	$(1.09)	$(1.51)	$0.00	$(0.98)	$(0.08)
Diluted	$(1.09)	$(1.51)	$0.00	$(0.98)	$(0.08)
Number of weighted average shares outstanding:
Basic	15,816	15,095	14,238	13,929	13,742
Diluted	15,816	15,095	15,192	13,929	13,742
Cash dividends (4)	—	—	—	—	—
Research and development as a percentage of sales	23.5%	43.8%	13.2%	22.5%	24.5%

Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$6,228	$15,735	$10,696	$17,961	$42,415
Working capital	6,290	16,251	26,352	25,960	45,163
Capital expenditures	340	5,304	7,333	2,586	2,752
Total assets	22,180	42,941	58,720	54,281	63,828
Long-term debt	4,480	5,210	3,521	—	—
Total stockholders’ equity	$12,117	$29,600	$45,114	$40,139	$53,810
Employees	85	201	219	310	250

(1)	Includes establishment of an income tax valuation allowance of $(13,381).

(2)	Includes restructuring charges of $7,891 and reversal of the $3,424 income tax valuation allowance established in 1999.

(3)	Includes in-process research and development charge of $3,330 related to acquisition, restructuring charges of $3,200, and establishment of an income tax valuation allowance of $(3,424).

(4)	The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

Summarized Quarterly Financial Data (Unaudited)

            The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company’s audited financial statements and includes all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data.

Financial Information by Quarter (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended

Fiscal 2002	June 28	March 29	December 28	September 28

Net sales	$8,001	$3,704	$6,187	$5,521
Gross profit	3,812	433	1,835	1,936
Income (loss) from operations	168	(9,433)	(4,314)	(3,870)
Net income (loss)	$152	$(9,355)	$(4,282)	$(3,755)
Per share amounts:
Net income (loss):
Basic	$0.01	$(0.59)	$(0.27)	$(0.24)
Diluted	$0.01	$(0.59)	$(0.27)	$(0.24)
Number of weighted average shares outstanding:
Basic	15,629	15,945	15,945	15,744
Diluted	15,634	15,945	15,945	15,744

	Three Months Ended

Fiscal 2001	June 29	March 30	December 29	(1) September 29

Net sales	$13,801	$10,290	$9,036	$11,829
Gross profit	6,777	3,985	3,332	6,447
Income (loss) from operations	11	(3,715)	(12,644)	(835)
Net income (loss)	$34	$(3,620)	$(12,333)	$(6,836)
Per share amounts:
Net income (loss):
Basic	$0.00	$(0.24)	$(0.84)	$(0.46)
Diluted	$0.00	$(0.24)	$(0.84)	$(0.46)
Number of weighted average shares outstanding:
Basic	15,633	15,312	14,719	14,715
Diluted	16,094	15,312	14,719	14,715

(1)	Provision for income taxes of $(6,311) includes establishment of income tax valuation allowance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

            This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the 2002 Consolidated Financial Statements and Notes thereto.

            This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in “Factors Affecting Future Results” below.

            The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30. Fiscal 2002 and 2001 consisted of 52 weeks and fiscal 2000 consisted of 53 weeks with a 14-week period for Q1 as compared to 13 weeks for all other quarterly periods.

Overview

            Verilink Corporation (the “Company”) provides voice and data network access solutions to service providers and enterprise customers for DDS, T1/E1, NxT1, T3 and G.SHDSL communication services. The Company develops, manufactures and markets customer premise equipment (“CPE”) and central site solutions for data and telecommunication centers. The Company offers a variety of application-specific solutions for time-division multiplexing, inverse multiplexing, digital cross-connect and IP bridging and routing, as well as converged solutions for access to Frame Relay, ATM and IP-based networks. The Company’s customers include equipment integrators, network service providers (“NSPs”) and enterprise customers consisting of wireline and wireless providers, inter-exchange carriers (“IXCs”), local exchange carriers (“LECs”), Internet service providers (“ISPs” ), Fortune 500 companies and various local, state and federal government agencies. The Company was founded in San Jose, California in 1982 and is a Delaware corporation currently headquartered in Madison, Alabama.

            The overall economic environment and the downturn in the telecommunication industry that continued throughout fiscal 2002 were worse than we had anticipated at the beginning of the fiscal year. Capital spending budgets and headcount were reduced, and projects and programs were delayed by many of our customers. Additionally, carriers and other service providers continued to review opportunities to maximize the use of their existing copper-based infrastructure in order to effectively operate in these difficult times.

            The Company implemented cost reduction programs in fiscal 2002 as a result of the reduced revenue levels. The optical network access development project was terminated in October 2001, headcount was reduced at times during the year to align operating spending with lower revenue levels and certain administrative tasks were outsourced to further reduce costs. The Company reported a quarterly profit in the fourth quarter of fiscal 2002, due in part to the positive impact of these cost reduction efforts.

            The majority of sales continue to be provided by the Company’s legacy products, primarily the AS2000 product line that provided 53% of net sales in fiscal 2002. Net sales of the WANsuite product family, which is a full line of access devices ranging from CSU/DSUs to software programmable intelligent integrated access devices with integrated routing and multi-tier reporting, increased 217% in fiscal 2002 over fiscal 2001 to $1.9 million. The Company anticipates that net sales from legacy products will shrink in the future.

            The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company’s results of operations have and may continue to fluctuate significantly from period-to-period in the future.

Results of Operations

Sales

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

		(thousands)
Net sales	$23,413	$44,956	$67,661
Percentage change from preceding year	(48)%	(34)%	14%

            Net sales for fiscal 2002 decreased 48% to $23,413,000 from net sales of $44,956,000 in fiscal 2001. This decrease in net sales resulted from a decrease in sales volume to most of the Company’s product markets. Carrier and carrier access products net sales, primarily AS2000 products, decreased 56% to $12,611,000 in fiscal 2002 from $28,900,000 in fiscal 2001 and Enterprise access products decreased 33% to $10,802,000 in fiscal 2002 from $16,056,000 in fiscal 2001. These decreases were primarily a result of additional reduced capital spending by our large telecommunication infrastructure customers, which was a result of both economic and industry-wide factors, including financial constraints affecting our customers and over-capacity in our customers’ markets. The Company anticipates that reduced capital spending by our customers will continue to affect sales until an overall recovery in the telecommuni cations market begins, which is not expected until at least 2004. In any event, it is challenging to predict in the current environment. These large infrastructure customers have traditionally contributed more than half of the Company’s revenue base. Net sales for fiscal 2001 decreased 34% from fiscal 2000 to $44,956,000. This decrease was also due primarily to reduced capital spending by our large telecommunication infrastructure customers that began in fiscal 2001. During fiscal 2002, shipments of the AS2000 product line accounted for approximately 53% of net sales compared to 61% during 2001 and 58% in 2000.

            The Company’s business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company’s top five customers accounted for 71%, 66% and 61% of sales in fiscal 2002, 2001, and 2000, respectively. The Company’s five largest customers in fiscal 2002 were Ericsson, Interlink Communications Systems, Nortel Networks, Verizon and WorldCom. See Note 1 of “Notes to Consolidated Financial Statements” and “Factors Affecting Future Results — Customer Concentration”.

            The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers, system integrators, value-added resellers, and distributors. Sales to value-added resellers and distributors accounted for approximately 31% of sales in fiscal 2002, as compared to approximately 26% in fiscal 2001 and 24% in fiscal 2000. In fiscal 2002, direct sales outside of North America have not been significant. However, the Company intends to expand the marketing of its products to markets outside of North America.

Gross Profit

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

		(thousands)
Gross Profit	$8,016	$20,541	$33,698
Percentage of Sales	34.2%	45.7%	49.8%

            Gross profit, as a percentage of sales, in fiscal 2002 was 34.2% as compared to 45.7% in fiscal 2001 and 49.8% in fiscal 2000. The decrease in gross profit margin in fiscal year 2002 was due to less favorable product sales mix, additional inventory reserves of $1,570,000 for excess inventories, severance costs totaling $250,000 and the impact to depreciation expense of $287,000 for the change in lives of IT assets described in Note 13 of “Notes to Consolidated Financial Statements”. The decrease in gross profit margin in fiscal 2001 was a result of significantly lower sales volume and the impact of unabsorbed manufacturing overhead. In future periods, the Company’s gross profit will vary depending upon a number of factors, including the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, the mix of products sold, price competition, increases in material costs and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

Research and Development

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

		(thousands)
Research and development	$5,505	$19,682	$8,950
Percentage of Sales	23.5%	43.8%	13.2%

            Research and development (“R&D”) expenses decreased to $5,505,000, or 23.5% of sales in fiscal 2002 compared to $19,682,000, or 43.8% of sales in fiscal 2001. This decrease was due primarily to the suspension of the optical network access development project in October 2001 and the impact of cost reduction measures that resulted in a decrease in other product development. The decrease in R&D expense in fiscal year 2002 as a percentage of sales compared to fiscal 2001 was due to reduced actual expenses on lower sales volume. The increase in spending and the increase in R&D as a percentage of sales in fiscal 2001 from fiscal 2000 was due primarily to the optical network access development project initiated in October 2000, and refocusing R&D resources to key product development activities such as WANsuite.

            In October 2001, the Company terminated its agreements with Beacon Telco, L.P. and the Boston University Photonics Center discussed below and suspended its optical network access development project. Research and development expenditures in fiscal 2002 and 2001 related to the optical network access product were $688,000 and $11,538,000, respectively.

            In October 2000, the Company entered into agreements with Beacon Telco, L.P. and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical network access products. As part of the agreements, the Company issued Beacon Telco warrants for 2,249,900 shares of the Company’s Common Stock at an exercise price of $4.75 per share that were exercisable at various dates, and scheduled to expire on October 13, 2003. Warrants for 200,000 and 749,900 shares were exercised during fiscal 2002 and 2001, respectively. The remaining warrants were cancelled in connection with the termination of the agreements with Beacon Telco, L.P. and the Boston University Photonics Center.

            The agreements provided Beacon Telco the opportunity to receive two bonus payments based in part on meeting certain milestones and the market price of the Company’s Common Stock. The first bonus payment of $3,562,500 was earned on October 13, 2000 and paid on February 9, 2001 in the form of a note that Beacon Telco used in conjunction with the exercise of warrants for 749,900 shares of the Company’s Common Stock. The second bonus payment was waived in connection with the October 2001 termination of these agreements.

            The Company recorded a charge to research and development expenses in fiscal 2001 of $8,335,000 for the warrants and the first bonus payment used in the exercise of the warrants for 749,900 shares. The second bonus, of up to $7,125,000, was payable in full upon the completion of the final milestone in the optical network access project, or if the agreements were terminated, a pro-rata portion was payable based on the extent to which the milestones had been completed. The second bonus would be reduced if the price of the Company’s Common Stock was below $4.75 per share at the time the bonus payment was made. The Company accrued the pro-rata portion of the second bonus related to a milestone in the period that the milestone was achieved. The bonus accrual was adjusted for changes, either increases or decreases, in the closing market price of the Company’s Common Stock when the price was below $4.75 per share. For fiscal 2001, research and development expenses include $850,000 for the accrual of the pro-rata portion of the second bonus related to the milestones achieved during the fiscal year and based upon the closing market price of the Company’s Common Stock on June 29, 2001 of $3.40 per share.

            The Company considers product development expenditures to be important to future sales, but expects research and development expenditures to decrease in fiscal 2003, while such expenditures as a percentage of sales may vary. There can be no assurance that the Company’s research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See “Factors Affecting Future Results — Dependence on Recently Introduced Products and Products Under Development”.

Selling, General and Administrative

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

		(thousands)
Selling, general and administrative	$14,581	$18,042	$22,616
Percentage of Sales	62.2%	40.1%	33.4%

            The Company’s selling, general and administrative (“SG&A”) expenses decreased to $14,581,000, or 62.2% of sales in fiscal 2002 from $18,042,000, or 40.1% of sales in fiscal 2001. The decrease in absolute dollars in fiscal 2002 compared to fiscal 2001 was due primarily to reduced headcount between the two periods, lower variable sales compensation on lower sales volume and other cost reduction programs implemented during the current and prior fiscal years, offset by a charge for bad debts related to amounts outstanding from WorldCom of approximately $368,000. The increase in SG&A as a percentage of sales in fiscal 2002 was due entirely to lower sales volume. SG&A decreased in fiscal 2001 to $18,042,000 from $22,616,000 in fiscal 2000 due to lower variable sales compensation on lower sales volume, cost reduction programs implemented during fiscal 2001 that included a headcount reduction in March 2001, and the impact of the plan that consolidated the Company in Huntsville which was completed in fiscal 2000. The increase in SG&A spending as a percentage of sales in fiscal 2001 compared to fiscal 2000 is due to the decrease in dollar spending at lower sales levels. The Company expects that SG&A expenses will decrease in fiscal 2003 and decrease as a percentage of sales.

Impairment of Long-lived Assets

            During fiscal 2002, the Company completed a review of certain long-lived assets, including goodwill and other intangible assets, due to uncertainty in the general business environment, particularly the telecommunication markets. As a result of this review, the Company recorded charges of $5,379,000 for impairment of certain long-lived assets. This impairment included charges related to the Company’s headquarters facility, furniture and equipment of $3,898,000, an investment in a software development company of $750,000, intangible assets of $568,000 and software licenses of $163,000. See Note 2 of “Notes to Consolidated Financial Statements” for further details of the impairment charges.

Restructuring Charges

            During fiscal 2000, the Company announced and completed the consolidation of its operations into its existing operations located in Huntsville, Alabama, and outsourced its San Jose based manufacturing activities announced in July 1999. The Company incurred a net restructuring charge during fiscal 2000 of $7,891,000. See Note 3 of “Notes to Consolidated Financial Statements” for further details of this restructuring charge. Approximately $6,522,000 of the restructuring charge was cash in nature and paid out of the Company’s working capital.

Interest and Other Income, Net, and Interest Expense

            Interest and other income, net, declined to $503,000 in fiscal 2002 from $974,000 and $1,075,000 in fiscal 2001 and 2000, respectively, as a result of lower average invested cash and short-term investment balances, an increase in early payment discounts taken by customers, and lower interest rates. With the completion of renovations to the headquarters facility in January 2001, the Company began charging interest payments on long-term debt to interest expense that totaled $294,000 and $235,000 during fiscal 2002 and the last half of fiscal 2001, respectively.

Provision for (Benefit from) Income Taxes

            No tax benefit was provided in fiscal 2002 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. The operating losses in fiscal 2001, while not expected at the beginning of the year, were driven by the development costs associated with the optical network access project announced in October 2000, as well as the downturn in the telecommunication market that the Company serves. Therefore, the provision for income taxes of $6,311,000 established a full valuation allowance at September 29, 2000 against the Company’s deferred tax assets.

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

Liquidity and Capital Resources

            At June 28, 2002, the Company’s principal source of liquidity included $6,228,000 of unrestricted cash, cash equivalents and short-term investments.

            During fiscal 2002, the Company used $8,269,000 of net cash in operating activities, compared to net cash generated by operating activities in fiscal 2001of $6,534,000 and net cash used in operating activities in fiscal 2000 of $7,358,000. Accounts receivable increased $557,000 to $4,045,000 at June 28, 2002 from the prior year balance due to the timing of shipments during the fourth quarter of each year and the change in the payment terms used by our largest customer. In fiscal 2001, our largest customer paid invoices early and took advantage of the early payment discounts, while in fiscal 2002 this customer began paying within normal payment terms. Accounts receivable decreased $11,745,000 to $3,488,000 at June 29, 2001, over the balance at June 30, 2000 due to timing of shipments and the early payment discount plan utilized by our largest customer in fiscal 2001. Inventories decreased $2,155,000 to $1,246,00 0 at June 28, 2002 and decreased $1,439,000 to $3,401,000 at June 29, 2001 as a result of better control of inventory levels in both years and the additional inventory reserves provided in fiscal 2002 of $1,570,000. In fiscal 2002, accounts payable and accrued expenses decreased a total of $1,560,000 due to the impact of lower sales volume and lower salary and benefit accruals associated with the lower headcount at June 28, 2002. In fiscal 2001, accounts payable and accrued expenses decreased in total by $2,901,000 due to the lower sales volume and cost reduction efforts implemented during fiscal 2001.

            Net cash used in investing activities of $272,000 in fiscal 2002 compares to net cash used in investing activities of $793,000 in fiscal 2001 and net cash provided by investing activities of $158,000 in fiscal 2000. The cash used in fiscal 2002 was due to equipment purchases of $340,000 and purchase of short-term investments of $82,000, reduced by repayment of notes receivable of $150,000. The funds used in fiscal 2001 were due to capital expenditures of $5,304,000 for renovations to the facility at 950 Explorer Boulevard, completion of the Oracle implementation project in July 2000 and other equipment purchases, offset by the maturity of short-term investments of $3,563,000. The increase in funds provided by investing activities in fiscal 2000 is primarily a result of the maturity of $7,517,000 in short-term investments reduced by $7,333,000 in purchases of property, plant and equipment that included the purch ase of the facility at 950 Explorer Boulevard for $6,350,000. Notes receivable decreased in fiscal 2001 and 2000 by $573,000 and $542,000, respectively.

            Net cash used in financing activities was $1,048,000 in fiscal 2002 compared to net cash provided by financing activities of $2,861,000 in fiscal 2001 and $7,452,000 in fiscal 2000. Payments against long-term debt and capital lease obligations of $719,000 and purchase of common stock of $332,000 accounted for the use of funds in fiscal 2002. Proceeds of $2,431,000, less payments of $645,000 from loan agreements to borrow up to $6,500,000 to finance the acquisition of the facility at 950 Explorer Boulevard and improvements thereon and $808,000 from the issuance of Common Stock under employee stock plans were the primary sources of cash in fiscal 2001 from financing activities. During fiscal 2000, proceeds of $4,121,000 from long-term debt used to finance the purchase of the facility at 950 Explorer Boulevard was the largest source of cash from financing activities along with proceeds of $3,201,000 from the issuance of Common Stock under employee stock plans. The Company received $309,000 and $157,000 in fiscal 2001 and 2000, respectively from repayment of notes receivable from stockholders.

            As discussed in Note 11 – “Related Party Transactions” in “Notes to Consolidated Financial Statements”, the Company modified the payment terms of the outstanding notes to the Company’s President and CEO. Under the terms of the note modification agreements, the outstanding balance of one of the notes, with an outstanding balance of $991,000 at June 28, 2002, was extended from March 2002 to March 2003. The note modification agreements provide that the outstanding balance of the second note with an outstanding balance of $2,239,000 as of June 28, 2002 be extended to March 2006. However, the Company may accelerate the due date of this loan on 90 days notice if the Company’s aggregate amount of unrestricted cash, cash equivalents or short-term investments is less than $2,000,000 or if the President’s employment is terminated.

            The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans and the cost reduction measures implemented by the Company in fiscal 2002 will be adequate to finance current operations and capital expenditures for the next fiscal year. The Company’s future capital needs will depend on the Company’s ability to meet its current operating forecast, the ability to successfully bring new products to market, market demand for the Company’s products, and the overall economic strength of our customers in the telecommunication sector. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate further cost containment, further reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market .. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing, and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company’s Common Stock and stockholders may experience dilution.

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

            In assessing the recoverability of the Company’s long-lived assets, goodwill and other intangible assets during fiscal 2002, the Company obtained a third-party appraisal for the headquarters facility, and made assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

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

             Revenue Recognition. The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement and collection of the resulting receivable is probable. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products.

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

             Valuation of Notes Receivable. The Company continually assesses the collectability of assets classified as outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current data. Should our actual experience with respect to collections differ from our initial assessment, adjustments in the reserves may be needed.

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

Effects of Recent Accounting Pronouncements

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets , which has an effective date starting with fiscal years beginning after December 15, 2001. This statement, which supersedes APB Opinion No. 17, Intangible Assets , addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Accordingly, goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment. The Company adopted SFAS No. 142 effective June 29, 2002, and ceased amortizing goodwill of $1,232,900 (including $117,800 of goodwill previ ously classified as other intangible assets). The Company has completed the transitional impairment analysis of all goodwill and intangible assets that is required by the new statement. As a result of this analysis, the Company will record a charge of $1,232,900 during the first quarter of fiscal 2003 to reflect the impairment of the Company’s goodwill. Amortization of goodwill (including goodwill previously classified as other intangible assets) was $369,600 during fiscal 2002.

            In August 2001, the Financial Accounting Standards Board issued SFAS No.143, Accounting for Asset Retirement Obligations (“ARO”), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability , an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The impact of SFAS No. 143 is not expected to be material to the Company’s financial statements.

            In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company did not elect to early adopt SFAS No. 144, and is in the process of assessing its impact on the Company’s financial statements.

            In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections , which has an effective date for transactions occurring after May 15, 2002. This statement rescinds or amends several existing statements related to the extinguishment of debt, intangible assets of motor carriers, certain lease transactions and several other technical corrections to existing pronouncements. The impact of SFAS No. 145 is not expected to be material to the Company’s financial statements.

            In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. The impact of SFAS No. 146 is not expected to be material to the Company’s financial statements.

Factors Affecting Future Results

            As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

            This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements in (i) Item 1 regarding the decline of the market for communications services; the recovery of the telecommunication industry; consolidation of equipment manufacturers and service providers; the incremental investment in both equipment and infrastructure; the introduction of new telecommunications services; the growing po pularity and use of the Internet; the need for virtual private networking capabilities; the requirement for better security, encryption, traffic prioritization and network management; the increase in bandwidth and addition of productivity-enhancing applications; the employment of new telecommunications equipment, technology and facilities; the beneficiaries of the trend toward higher bandwidth; the trend toward bundled service offerings; the creation of new revenue opportunities; developing nations increasingly looking to wireless technology; future growth in the wireless communications industry, particularly in terms of number of subscribers, minutes used, implementation of new systems and the emergence of broadband access; research and development expenditures; and (ii) Item 7 regarding product features under development; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; and the adequacy of the Company’s cash position for the next fiscal year. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 1 and Item 7 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company’s Reports on Form 10-Q and the Company’s Annual Report to Stockholders.

             Dependence on Legacy Products, Recently Introduced Products and New Product Development. The Company’s future results of operations are highly dependent on market acceptance of existing and future applications for both the Company’s WANsuite family of integrated access devices and new integrated access system products in development. The majority of sales continue to be provided by the Company’s legacy products, primarily the AS2000 product line which represented approximately 53% of net sales in fiscal 2002, 61% of net sales in fiscal 2001 and 58% of net sales in fiscal 2000. Sales of WANsuite products represented approximately 8% and 2% of net sales in fiscal 2002 and 2001, respectively. The Company anticipates that net sales of its legacy products will continue to shrink as newly introduced products by the Company and its competitors capture market share.

            Market acceptance of both the Company’s current and future product lines is dependent on a number of factors, not all of which are in the Company’s control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices and systems in general, the availability and price of competing products and technologies, and the success of the Company’s sales and marketing efforts. Failure of the Company’s products to achieve market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations. The market for the Company’s products are characterized by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company’s customer base. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on the Company’s business, financial condition and results of operations. Due to a variety of factors, the Company may experience delays in developing its planned products.

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

             Continued Listing Requirements and Deficiency Notification. The Company’s common stock is currently traded on the Nasdaq SmallCap Market. For continued listing, the Nasdaq SmallCap Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share. Nasdaq has notified the Company that it has failed to maintain this continued listing requirement, and will commence procedures to delist its securities from the Nasdaq SmallCap Market unless the Company has regained compliance with this listing requirement by February 10, 2003. If, at anytime before February 10, 2003, the bid price of the company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will regain compliance with the continued listing requirements. If delisted from the Nasdaq SmallCap Market, the Company’s common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company’s common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

             Customer Concentration. A small number of customers continue to account for a majority of the Company’s sales. In fiscal 2002, net sales to Nortel Networks and Interlink Communications Systems accounted for 36% and 15% of the Company’s net sales, respectively, and the Company’s top five customers accounted for 71% of the Company’s net sales. In fiscal 2001, net sales to Nortel Networks accounted for 37% of the Company’s net sales, and net sales to the Company’s top five customers accounted for 66% of the Company’s net sales. In fiscal 2000, net sales to Nortel Networks and WorldCom accounted for 30% and 19% of the Company’s net sales, respectively, and net sales to the Company’s top five customers accounted for 61% of the Company’s net sales. Other than Nortel Networks, Interlink Communications Systems and WorldCom, no customer accounted for more than 1 0% of the Company’s net sales in fiscal years 2002, 2001 or 2000. On a quarterly basis in fiscal 2002, net sales to Nortel Networks of legacy products has accounted for as much as 64% of the Company’s net sales that quarter. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The economic climate and conditions in the telecommunication equipment industry are expected to remain unpredictable in fiscal 2003 and 2004. WorldCom filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code in July 2002. A bankruptcy filing by one or more of the Company’s other major customers would materially adversely affect the Company’s business, financial condition and results of operations.

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

             Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. The Company is a party to agreements with its executive officers to help ensure the officer’s continual service to the Company in the event of a change-in-control. Each of the Company’s executive officers, and key management, sales and technical personnel would be difficult to replace. The Company implemented significant cost and staff reductions during fiscal 2002, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company’s executive officers or key personnel, or the inability to attract qualified personnel could delay product development cycles or otherwise could have a material adverse effect on the Company’s busine ss, financial condition and results of operations.

             Dependence on Key Suppliers and Component Availability. The Company generally relies upon contract manufacturers to buy finished goods for certain product families and component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company’s products depends upon the availability of components and subsystems used in its products. Currently, the Company and third party sub-contractors depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and third party sub-contractors requirements for any such components. The Company and third party sub-contractors generally do not have an y long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company’s results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

            The loss of any of the Company’s outside contractors could cause a delay in the Company’s ability to fulfill orders while the Company identifies a replacement contractor. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery, the Company is unable to predict whether such relationships would be on terms that the Company regards as satisfactory. Any significant disruption in the Company’s relationships with its manufacturing sources would have a material adverse effect on the Company’s business, financial condition, and results of operations.

            Purchase orders from the Company’s customers frequently require delivery quickly after placement of the order. As the Company does not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. The Company uses internal forecasts to manage its general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms, and general market demand for components. If orders vary from forecasts, the Company may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices or termination of contracts. From time to time, the Company has experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occ ur in the future, and could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Fluctuations in Quarterly Operating Results”.

             Fluctuations in Quarterly Operating Results. The Company’s sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. For example, sales to Nortel Networks during the last two fiscal years have varied between quarters by as much as $6.2 million, and order volatility by this customer had a significant impact on the Company in fiscal 2002. Most of the Company’s sales are in the form of large orders with short delivery times. The Company’s ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company’s sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

            Delays or lost sales can be caused by other factors beyond the Company’s control, including late deliveries by the third party subcontractors the Company is using to outsource its manufacturing operations (as well as by other vendors of components used in a customer’s system), changes in implementation priorities, slower than anticipated growth in demand for the services that the Company’s products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. The Company believes that sales in the past have been adversely impacted by merger activities by some of its top customers. In addition, the Company has experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect the Com pany’s business, financial condition and results of operations. See “Customer Concentration” and “Dependence on Key Suppliers and Component Availability”.

            The Company’s backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve its sales objectives, the Company is dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, the Company’s agreements with certain of its customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. The Company’s customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases from the Company in certain periods. These reductions, in turn, could cause fluctuations in the Comp any’s operating results and could have an adverse effect on the Company’s business, financial condition and results of operations in the periods in which the inventory is reduced.

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
      market acceptance of new or enhanced versions of the Company’s products;
      changes in the product or customer mix of sales;
      changes in the level of operating expenses;
      competitive pricing pressures;
      the gain or loss of significant customers;
      increased research and development and sales and marketing expenses associated with new product introductions; and
      general economic conditions.

            All of the above factors are difficult for the Company to forecast, and these or other factors can materially and adversely affect the Company’s business, financial condition and results of operations for one quarter or a series of quarters. The Company’s expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company’s expectations or any material delay of customer orders could have a material adverse effect on the Company’s business, financial condition, and results of operations. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. In addition, the Company has had, and in some future quarter may have operating results below the expectations of public market analysts and investors. In such event, the price of the Company’s Common Stock would likely be materially and adversely affected. See “Potential Volatility of Stock Price”.

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

             Potential Volatility of Stock Price. The trading price of the Company’s Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company’s Common Stock. The Company has experi enced significant fluctuations in its stock price and share trading volume in the past and may continue to do so.

             Competition. The market for telecommunications network access equipment is characterized as highly competitive with price erosions on aging technologies. This market, in the past, has been subject to rapid technological change, regulatory developments and new entrants. The market for integrated access devices, such as the Access System 2000 and WANsuite product lines, and for enterprise termination devices, such as the PRISM product line, is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of products based on new technologies, high product value in price versus performance comparisons, support for multiple types of communication services, increased network monitoring and control, product reliability, and quality of customer support. There can be no assurance that the Company’s current products and future p roducts will be able to compete successfully with respect to these or other factors.

            The Company’s principal competition for its current product offerings are Adtran, Inc., Paradyne Inc., Kentrox (owned by Platinum Equity Holdings), Vina Technologies, Inc., Quick Eagle Networks, Larscom, Inc. and Cisco Systems, Inc. for access routing with integrated WAN interface cards (WIC’s). Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.

            The Company believes that the market for basic network termination products is mature and that margins are eroding, but the market for feature-enhanced network termination and high bandwidth network access products may continue to grow and expand, as more “capability” and “intelligence” moves outward from the central office to the enterprise. The Company expects emerging broadband standards and technologies like G.SHDSL, ATM, Ethernet and IP Services to start the next wave of spending in this market as carriers and enterprises update services to the network edge.

            Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. In addition, many of the Company’s competitors have long-established relationships with network service providers. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See “Factors Affecting Future Results — Competition”.

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

            Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that the Company manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that the Company will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsiv e to technological changes or will gain market acceptance. The Company’s business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements. See “Dependence on Recently Introduced Products and New Product Development”.

             Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company’s products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company’s products. Standards for new services such as Frame Relay, performance monitoring services and DSL have evolved, such as the G.SHDSL standard. As standards continue to evolve, the Company will be required to modify its products or develo p and support new versions of its products. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

             Risks Associated With Potential Acquisitions and Joint Ventures. An important element of the Company’s historical strategy has been to review acquisition prospects and joint venture opportunities that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company’s business and operating results and/or the price of the Company’s Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. The Company’s management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement, and the failure of the Company to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

             Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America. The Company has little experience in the European and Far Eastern markets, but intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency e xchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

            The Company may receive communications from third parties asserting that the Company’s products infringe or may infringe the proprietary rights of third parties. In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company’s technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties .. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition, and results of operations could be materially adversely affected.

             Limited Protection of Intellectual Property. The Company relies upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S. and Canadian patents with respect to limited aspects of its single purpose network access technology. The Company has not obtained significant patent protection for its Access System or WANsuite technologies. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing the Company’s patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents valid, enforceable and infringed. The Company also typically enters into confidentiality and invention assignment agreements with its employees and inde pendent contractors, and non-disclosure agreements with its suppliers, distributors and appropriate customers so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of the Company’s technology and products more likely.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            At June 28, 2002, the Company’s investment portfolio consisted of fixed income securities of $598,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 28, 2002, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

            The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 28, 2002, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations, and cash flows would not be material.

Item 8. Financial Statements and Supplementary Data

            The chart entitled “Financial Information by Quarter (Unaudited)” contained in Item 6 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this form 10-K.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Verilink Corporation

            In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiaries at June 28, 2002 and June 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
July 24, 2002, except for
Note 14, as to which the
date is September 3, 2002

VERILINK CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 28, 2002	June 29, 2001

ASSETS
Current assets:
Cash and cash equivalents	$5,630	$15,219
Short-term investments	598	516
Restricted cash	—	500
Accounts receivable, net of allowance for doubtful accounts of $560 and $275, respectively	4,045	3,488
Inventories, net	1,246	3,401
Other current assets	354	408

Total current assets	11,873	23,532
Property, plant and equipment, net	7,288	13,611
Restricted cash, long-term	1,000	500
Notes receivable, long-term, net of allowances of $840 and $799, respectively	—	1,026
Goodwill and other intangible assets, net	1,659	2,999
Other assets	360	1,273

	$22,180	$42,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$711	$697
Accounts payable	1,445	2,311
Accrued expenses	3,427	4,273

Total current liabilities	5,583	7,281
Long-term debt and capital lease obligations	4,480	5,210
Other long-term liabilities	—	850

Total liabilities	10,063	13,341

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized; 14,996,534 and 15,740,209 shares issued and outstanding in 2002 and 2001, respectively	150	157
Additional paid-in capital	51,483	51,530
Notes receivable from stockholder	(3,230)	(3,060)
Accumulated other comprehensive loss	(25)	(6)
Retained deficit	(36,261)	(19,021)

Total stockholders’ equity	12,117	29,600

	$22,180	$42,941

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

Net sales	$23,413	$44,956	$67,661
Cost of sales	15,397	24,415	33,963

Gross profit	8,016	20,541	33,698

Operating expenses:
Research and development	5,505	19,682	8,950
Selling, general and administrative	14,581	18,042	22,616
Impairment of long-lived assets	5,379	—	—
Restructuring charges	—	—	7,891

Total operating expenses	25,465	37,724	39,457

Loss from operations	(17,449)	(17,183)	(5,759)
Interest and other income, net	503	974	1,075
Interest expense	(294)	(235)	—

Loss before provision for (benefit from) income taxes	(17,240)	(16,444)	(4,684)
Provision for (benefit from) income taxes	—	6,311	(4,709)

Net income (loss)	$(17,240)	$(22,755)	$25

Net income (loss) per share:
Basic	$(1.09)	$(1.51)	$0.00

Diluted	$(1.09)	$(1.51)	$0.00

Weighted average shares outstanding:
Basic	15,816	15,095	14,238

Diluted	15,816	15,095	15,192

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

Cash flows from operating activities:
Net income (loss)	$(17,240)	$(22,755)	$25
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,363	3,461	3,876
Impairment of long-lived assets	5,379	—	—
Deferred income taxes	—	6,311	(6,311)
Research and development expenses related to Beacon Telco agreements	(583)	9,185	—
Tax benefit from exercise of stock options	—	—	1,602
Loss on retirement of property, plant, and equipment	10	6	—
Deferred compensation related to stock options	—	—	86
Net book value of assets charged to restructuring reserve	—	—	1,435
Accrued interest on notes receivable from stockholders	315	(52)	(69)
Changes in assets and liabilities:
Accounts receivable, net	(557)	11,745	(6,072)
Inventories, net	2,155	1,439	2,024
Other assets	449	95	703
Accounts payable	(866)	(1,290)	783
Accrued expenses	(694)	(1,611)	(5,440)

Net cash provided by (used in) operating activities	(8,269)	6,534	(7,358)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(340)	(5,304)	(7,333)
Sale (purchase) of short-term investments	(82)	3,563	7,517
Increase in restricted cash	—	—	(485)
Decrease in notes receivable	150	573	542
Acquisition purchase adjustments	—	375	(83)

Net cash provided by (used in) investing activities	(272)	(793)	158

Cash flows from financing activities:
Proceeds from long-term debt	—	2,431	4,121
Payments on long-term debt and capital lease obligations	(719)	(645)	—
Proceeds from issuance of Common Stock under stock plans	11	808	3,201
Repurchase of Common Stock	(332)	—	(78)
Proceeds from repayment of notes receivable from stockholders	9	309	157
Change in other comprehensive income (loss)	(17)	(42)	51

Net cash provided by (used in) financing activities	(1,048)	2,861	7,452

Net increase (decrease) in cash and cash equivalents	(9,589)	8,602	252
Cash and cash equivalents at beginning of year	15,219	6,617	6,365

Cash and cash equivalents at end of year	$5,630	$15,219	$6,617

Supplemental disclosures:
Cash paid for interest, net of capitalized interest of $189 in 2001	$272	$213	$—
Cash paid for income taxes	$7	$14	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Notes Receivable From	Treasury	Accumulated Other Comprehensive Income	Deferred Compensation Related to Stock	Retained Earnings

	Shares	Amount	Capital	Stockholders	Stock	(Loss)	Options	(Deficit)	Total

Balance at June 27, 1999	17,466,108	$174	$45,902	$(1,288)	$(8,257)	$(15)	$(86)	$3,709	$40,139
Issuance of Common Stock under stock plans	841,643	9	3,192	—	—	—	—	—	3,201
Purchase of treasury stock	—	—	—	—	(78)	—	—	—	(78)
Amortization of deferred compensation	—	—	—	—	—	—	86	—	86
Accrued interest on notes receivable from stockholders	—	—	—	(69)	—	—	—	—	(69)
Repayment of notes receivable from stockholders	—	—	—	157	—	—	—	—	157
Tax benefit of stock options	—	—	1,602	—	—	—	—	—	1,602
Unrealized loss on marketable equity securities	—	—	—	—	—	51	—	—	51
Net income	—	—	—	—	—	—	—	25	25

Balance at June 30, 2000	18,307,751	183	50,696	(1,200)	(8,335)	36	—	3,734	45,114
Issuance of Common Stock under stock plans	345,081	4	804	—	—	—	—	—	808
Issuance of Common Stock under Warrant agreement	749,900	7	8,328	—	—	—	—	—	8,335
Retirement of treasury stock	(3,662,523)	(37)	(8,298)	—	8,335	—	—	—	—
Accrued interest on notes receivable from stockholders	—	—	—	(52)	—	—	—	—	(52)
Reclass of notes receivable from stockholders	—	—	—	(2,117)	—	—	—	—	(2,117)
Repayment of notes receivable from stockholders	—	—	—	309	—	—	—	—	309
Unrealized loss on marketable equity securities	—	—	—	—	—	(37)	—	—	(37)
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	—	(5)
Net loss	—	—	—	—	—	—	—	(22,755)	(22,755)

Balance at June 29, 2001	15,740,209	157	51,530	(3,060)	—	(6)	—	(19,021)	29,600
Issuance of Common Stock under stock plans	4,625	—	11	—	—	—	—	—	11
Issuance of Common Stock under warrant agreement	200,000	2	265	—	—	—	—	—	267
Purchase and retirement of treasury stock	(948,300)	(9)	(323)	—	—	—	—	—	(332)
Accrued interest on notes receivable from stockholders	—	—	—	(179)	—	—	—	—	(179)
Repayment of notes receivable from stockholders	—	—	—	9	—	—	—	—	9
Unrealized loss on marketable equity securities	—	—	—	—	—	(7)	—	—	(7)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	—	(12)
Net loss	—	—	—	—	—	—	—	(17,240)	(17,240)

Balance at June 28, 2002	14,996,534	$150	$51,483	$(3,230)	$—	$(25)	$—	$(36,261)	$12,117

  For fiscal 2002, comprehensive loss of $(17,259) consists of $(7) unrealized loss on marketable equity securities, $(12) foreign currency translation adjustment and net loss of $(17,240). Comprehensive loss for fiscal 2001 of $(22,797) consists of $(37) unrealized loss on marketable equity securities, $(5) foreign currency translation adjustment and net loss of $(22,755). Comprehensive income for fiscal 2000 of $76 consist of $51 unrealized gain on marketable equity securities and net income of $25.

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company

            Verilink Corporation (the “Company”), a Delaware Corporation, was incorporated in 1982. The Company develops, manufactures, and markets integrated access products and customer premise equipment products (“CPE”) for use by telecommunications network service providers (“NSPs”) and corporate end users on wide area networks (“WANs”). The Company’s integrated network access and CPE products are used by NSPs such as interexchange and local exchange carriers, and providers of Internet, personal communications, and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks.

Basis of presentation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Canada, Mexico and Barbados. All significant intercompany accounts and transactions have been eliminated in consolidation.

            The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30.

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

Foreign currency

            The functional currency of the Company’s foreign subsidiaries is the local currency. The balance sheet accounts are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders’ equity and to date have not been material. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

Cash and cash equivalents

            The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments

            The Company considers highly liquid instruments with a maturity greater than three months when purchased and its investment securities classified as available for sale to be short-term investments. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the statements of operations. No such losses were recorded during any of the periods presented.

Inventories

            Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

Property, plant and equipment

            Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 25 years for the building and generally two to five years for all other assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining lease term. Maintenance and repairs are charged to operations as incurred. Upon sale, retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts. The Company performs reviews of estimated future cash flows expected to result from the use of property, plant and equipment to determine the impairment of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 2 below.

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

            The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company’s sales:

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

Nortel Networks	36%	37%	30%
Interlink Communication Systems, Inc	15%	—	—
WorldCom	—	—	19%

Concentrations of credit risk

            Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company’s trade accounts receivables are derived from sales to customers primarily in North America. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit losses based upon the expected collectability of the accounts receivable.

            The following table summarizes accounts receivable from customers comprising 10% or more of the gross accounts receivable balance as of the dates indicated:

	June 28, 2002	June 29, 2001	June 30, 2000

Nortel Networks	69%	11%	42%
Ericsson	—	33%	—
WorldCom	—	—	18%

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

Income taxes

            A deferred income tax liability or asset, net of valuation allowance, is established for the expected future tax consequences resulting from the differences between the financial reporting and income tax bases of the Company’s assets and liabilities and from tax credit carryforwards.

Stock-based compensation

            The Company accounts for stock-based awards to employees using the intrinsic value method. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan.

Earnings (loss) per share

            Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the past three fiscal years:

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

Net income (loss)	$(17,240)	$(22,755)	$25

Weighted average shares outstanding:
Basic	15,816	15,095	14,238
Effect of potential common stock from the exercise of stock options and stock warrants	—	—	954

Diluted	15,816	15,095	15,192

Basic earnings (loss) per share	$(1.09)	$(1.51)	$0.00

Diluted earnings (loss) per share	$(1.09)	$(1.51)	$0.00

            Options to purchase 4,265,723, 3,862,043 and 906,083 shares of Common Stock were outstanding at June 28, 2002, June 29, 2001, and June 30, 2000, respectively, and stock warrants to purchase 1,500,000 shares were outstanding at June 29, 2001, but were not included in the computation of diluted earnings (loss) per share because inclusion of such options and warrants would have been antidilutive.

Comprehensive income (loss)

            Comprehensive income (loss) consists of net income (loss), unrealized gains/losses on available-for-sale securities, and gains or losses on the Company’s foreign currency translation adjustments, and is presented in the Consolidated Statement of Stockholders’ Equity.

Recently issued accounting pronouncements

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets , which has an effective date starting with fiscal years beginning after December 15, 2001. This statement, which supersedes APB Opinion No. 17, Intangible Assets , addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Accordingly, goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment. The Company adopted SFAS No. 142 effective June 29, 2002, and ceased amortizing goodwill of $1,232,900 (including $117,800 of goodwill previously classified as other intangible assets). The Company has completed the transitional impairment analysis of all goodwill and intangible assets that is required by the new statement. As a result of this analysis, the Company will record a charge of $1,232,900 during the first quarter of fiscal 2003 to reflect the impairment of the Company’s goodwill. Amortization of goodwill (including goodwill previously classified as other intangible assets) was $369,600 during fiscal 2002.

            In August 2001, the Financial Accounting Standards Board issued SFAS No.143, Accounting for Asset Retirement Obligations (“ARO”), which has an effective date for financial statements for fiscal years beginning after June 15, 2002. This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability , an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The impact of SFAS No. 143 is not expected to be material to the Company’s financial statements.

            In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , which has an effective date for financial statements for fiscal years beginning after December 15, 2001. This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company did not elect to early adopt SFAS No. 144, and is in the process of assessing its impact on the Company’s financial statements.

            In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections , which has an effective date for transactions occurring after May 15, 2002. This statement rescinds or amends several existing statements related to the extinguishment of debt, intangible assets of motor carriers, certain lease transactions and several other technical corrections to existing pronouncements. The impact of SFAS No. 145 is not expected to be material to the Company’s financial statements.

            In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. The impact of SFAS No. 146 is not expected to be material to the Company’s financial statements.

Fair value of financial instruments

            The carrying amounts of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable, and accrued expenses, as presented in the financial statements, approximate fair value based on the short-term nature of these instruments. The fair value of the Company’s long-term debt is determined based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Goodwill and other purchased intangible assets

            Goodwill, representing the excess of purchase price and acquisition costs over the fair value of net assets of businesses acquired, and other purchased intangible assets are amortized on a straight-line basis over the estimated economic lives, which range from three to ten years. Amortization expense relating to goodwill and other purchased intangible assets was $772,000, $984,000 and $1,062,000 for fiscal years 2002, 2001 and 2000, respectively. Goodwill and other purchased intangible assets are reviewed for impairment on an undiscounted cash flow basis, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 2 below.

Reclassifications

            Certain prior year amounts have been reclassified to conform to the fiscal 2001 financial statement presentation. These reclassifications had no effect on previously reported net income (loss), cash flows from operations or total stockholders’ equity.

Note 2 — Impairment of Long-lived Assets

            During fiscal 2002, the Company completed a review of certain long-lived assets due to uncertainty in the general business environment, particularly the telecommunication markets, and made the decision to sell specific assets and outsource certain administrative support functions to reduce operating expenses. As a result of this review, the Company recorded a charge in fiscal 2002 of $4,811,000 for impairment of certain long-lived assets. This impairment includes charges related to the Company’s headquarters facility, furniture and equipment of $3,898,000, an investment in a software development company of $750,000, and software licenses of $163,000.

            The charge for the headquarters facility, furniture and equipment was based upon an independent third-party appraisal of the property completed in April 2002, and estimated selling prices for the furniture and equipment. The charge related to the investment in the software development company was based upon management’s review of the expected cash return from this investment, and the charge for the software licenses was due to the termination of licenses in connection with the Company’s Oracle ERP outsourcing activities.

            Also during fiscal 2002, the Company completed a review of its goodwill and other intangible assets acquired in connection with a November 1998 acquisition. In completing this review, goodwill was allocated to the separately identifiable intangible assets, which include developed technology, customer list and assembled work force, on a pro rata basis using the relative fair values of these identifiable intangible assets at the date of acquisition. A cost approach was used to evaluate the assembled work force. Due primarily to staff reductions, the carrying value of the assembled work force, including a pro rata portion of goodwill, exceeded the estimated value by $568,000 and an impairment charge equal to this amount was recorded.

Note 3 — Restructuring Charges

            In July 1999, the Company announced its plans to consolidate its San Jose operations with its facilities in Huntsville, Alabama and outsource its San Jose-based manufacturing operations. The Company recorded net charges of $7,891,000 in fiscal 2000 in connection with restructuring activities that included: (1) severance and other termination benefits for the approximately 135 San Jose-based employees who were involuntarily terminated, (2) the termination of certain facility leases, (3) the write-down of certain impaired assets, and (4) non-recurring retention bonuses offered to involuntarily terminated employees to support the transition from California to Alabama. These restructuring activities were completed during fiscal 2000.

Note 4 — Restricted Cash and Short-Term Investments

            As of June 28, 2002 and June 29, 2001, the Company had total restricted cash in the form of certificates of deposit totaling $1,000,000, which is held by the lender as additional collateral on long-term debt as discussed in Note 6 below.

            The Company’s short-term investments consist primarily of certificate of deposits and are stated at fair value in the accompanying balance sheets.

Note 5 — Balance Sheet Components

	June 28, 2002	June 29, 2001

Inventories:
Raw materials	$2,102	$2,041
Work-in-process	18
Finished goods	2,336	3,084

	4,456	5,125
Less: Inventory reserves	(3,210)	(1,724)

Inventories, net	$1,246	$3,401

Property, plant and equipment:
Land	$1,400	$1,400
Building	5,273	9,060
Furniture, fixtures, and office equipment	5,972	9,151
Machinery and equipment	3,115	5,852
Projects in progress	235	—

	15,995	25,463
Less: Accumulated depreciation and amortization	(8,707)	(11,852)

Property, plant and equipment, net	$7,288	$13,611

Goodwill and other intangible assets:
Developed technology	$720	$720
Customer relations	1,510	1,510
Assembled work force	917	1,220
Goodwill	1,953	2,218

	5,100	5,668
Less: Accumulated amortization	(3,441)	(2,669)

Goodwill and other intangible assets, net	$1,659	$2,999

Accrued expenses:
Compensation and related benefits	$1,026	$1,177
Warranty	920	995
Severance accrual	501	101
Right of return accrual	283	548
Other	697	1,452

Accrued expenses	$3,427	$4,273

Note 6 — Long-Term Debt

            In connection with the acquisition of the Huntsville, Alabama headquarters facility in June 2000, the Company entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of the property and to make improvements thereon. In December 2000 the Company entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance the improvements to the facility. The land, building and two $500,000 certificates of deposit (“CDs”) are provided as collateral for amounts outstanding under these agreements.

            As required by the first loan agreement, the Company makes monthly payments of $50,000 plus accrued interest with a balloon payment due on July 1, 2005. The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate, except the interest rate on amounts collateralized by the two CDs is the rate earned on the CDs plus one-half percent (1/2%). The second loan agreement requires a monthly payment of $10,400 that includes interest calculated at 250 basis points over the 30 day London inter-bank offered rate, which was 4.34% at June 28, 2002.

            Also included in long-term debt at June 28, 2002 is a capital lease obligation of $38,000, which requires monthly payments of $1,332, including interest at a rate of 10%.

            Long-term debt and capital lease obligations are payable as follows:

Fiscal year,

2003	$711
2004	729
2005	3,736
2006	15

Total	5,191
Less current portion of long-term debt and capital lease obligations	711

Long-term debt and capital lease obligations	$4,480

Note 7 — Income Taxes

            The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(2,621)	(5,939)	(1,135)
State	(520)	(1,131)	(150)
Change in valuation allowance	3,141	13,381	(3,424)

	$—	$6,311	$(4,709)

            The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows:

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

Provision at statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.0)	(6.9)	(4.3)
Change in valuation allowance	18.2	81.4	(69.7)
Credits	—	(1.2)	(2.2)
Loss of tax benefit related to stock warrants	14.4	—	—
Goodwill amortization	1.5	2.0	7.7
Other	2.9	(2.9)	2.0

	—	38.4%	(100.5)%

            Deferred tax assets comprise the following (in thousands):

	June 28, 2002	June 29, 2001

Net operating loss	$13,453	$9,444
Credit carryforwards	59	781
Inventory reserves	1,308	703
Warranty provisions	302	406
Other reserves and accruals	736	754
Impairment of long-lived assets	306	—
Stock warrants	—	2,613
Beacon bonus accrual	—	346
Depreciation	944	(656)
Other	569	145

Total deferred tax assets	17,677	14,536
Valuation allowance	(17,677)	(14,536)

Net deferred tax assets	$—	$—

            During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. The operating losses in fiscal 2001, while not expected at the beginning of that year, were driven by costs associated with the optical network access project announced in October 2000, as well as the downturn in the overall telecommunications market that the Company serves. During fiscal 2001 and as of June 29, 2001, management believed that due to these factors, it was more likely than not that the deferred tax assets would not be realized. Therefore, the provision for income taxes of $6,311,000 established a full valuation allowance at September 29, 2000 against the Company’s deferred tax assets.

            The valuation allowance at June 28, 2002 and June 29, 2001 includes $1,155,000 for deferred tax assets of an acquired business for which uncertainty exists surrounding the realization of such assets. The valuation allowance will be used to reduce costs in excess of net assets of the acquired company when any portion of the related tax assets is recognized.

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

            At June 28, 2002, the Company had net operating loss carryforwards of approximately $34,500,000 for federal income tax purposes, which will begin to expire in the year 2020, and $25,250,000 for state income tax purposes, which expire in 2005 through 2008. The Company also had credit carryforwards of $699,000 available to offset future income, which expire in 2006 through 2021.

            The Tax Reform Act of 1996 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

Note 8 — Capitalization

Preferred Stock

            The Company has 1,000,000 shares of $0.01 par value preferred stock authorized, of which 40,000 shares have been reserved for issuance in connection with our preferred stock rights plan. The right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $22.00. The rights were distributed at the rate of one right for each share of Common Stock as a non-taxable dividend and will expire December 2011. The rights will be exercisable only in the event that a person or group acquires 20% or more of the Company’s outstanding Common Stock.

Treasury Stock

            During fiscal 2002, the Company repurchased 948,300 shares of Common Stock from Beacon Telco, L.P. at $0.35 per share. These shares were retired at the time of purchase. During fiscal 2000, the Company repurchased 25,000 shares of Common Stock on the open market at prices ranging from $2.56 to $3.84 per share.

            In November 2000, the Company retired all 3,662,523 shares of its treasury stock by charging the original cost against Common Stock and additional paid in capital.

Stock Warrants and Related Agreements

            Effective November 2, 2001, the Company terminated its agreements with Beacon Telco, L.P. and the Trustees of Boston University related to its optical network access project. These agreements included the Warrant and Stockholder’s Agreement (“Warrant Agreement”), Cooperative Research Agreement (“Research Agreement”) and the Premises License and Services Agreement. In October 2001, the Company issued 200,000 shares of its Common Stock in exchange for the cancellation of Beacon’s right to acquire up to an additional 1,300,000 shares underlying the warrant under the Warrant Agreement and the waiver of any rights to the second bonus contemplated under the Research Agreement. The Company recorded a charge to research and development expenses in fiscal 2002 of $267,500 for the stock issued in connection with the cancellation of Beacon’s rights under the Warrant Agreement and Researc h Agreement. Research and development expenses were then credited by $850,000 due to the waiver of the second bonus note, which represented the amount earned as of June 29, 2001.

            In October 2000, the Company entered into the agreements with Beacon Telco, L.P. and the Boston University Photonics Center to establish a product development center at the Photonics Center to develop new optical network access products. As part of the agreements, the Company issued Beacon Telco warrants for 2,249,900 shares of the Company’s Common Stock at an exercise price of $4.75 per share that were exercisable at various dates, and scheduled to expire on October 13, 2003. Warrants for 200,000 and 749,900 shares were exercised during fiscal 2002 and 2001, respectively. As noted above, the remaining warrants were cancelled.

            The agreements provided Beacon Telco the opportunity to receive two bonus payments based in part on meeting certain milestones and the market price of the Company’s Common Stock. The first bonus payment of $3,562,500 was earned on October 13, 2000 and paid on February 9, 2001 in the form of a note that Beacon Telco used in conjunction with the exercise of warrants for 749,900 shares of the Company’s Common Stock. The second bonus payment was waived in connection with the October 2001 termination of these agreements.

            The Company recorded a charge to research and development expenses in fiscal 2001 of $8,335,000 for the warrants and the first bonus payment used in the exercise of the warrants for 749,900 shares. The second bonus, of up to $7,125,000, was payable in full upon the completion of the final milestone in the optical network access project, or if the agreements were terminated, a pro-rata portion was payable based on the extent to which the milestones had been completed. The second bonus would be reduced if the price of the Company’s Common Stock were below $4.75 per share at the time the bonus payment was made. The Company accrued the pro-rata portion of the second bonus related to a milestone in the period that the milestone was achieved. The bonus accrual was adjusted for changes, either increases or decreases, in the closing market price of the Company’s Common Stock when the price was below $4.75 per share. For fiscal 2001, research and development expenses include $850,000 for the accrual of the pro-rata portion of the second bonus related to the milestones achieved during the fiscal year and based upon the closing market price of the Company’s Common Stock on June 29, 2001 of $3.40 per share. This accrual is included in other long-term liabilities on the consolidated balance sheet as of June 29, 2001.

Note 9 — Employee Benefit Plans

1993 Amended and Restated Stock Option Plan

            As of June 28, 2002, a total of 8,800,000 shares of Common Stock had been reserved for issuance under the 1993 Amended and Restated Stock Option Plan (the “1993 Plan”) to eligible employees, officers, directors, independent contractors and consultants upon the exercise of incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”). Options granted under the 1993 Plan are for periods not to exceed ten years and must be issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan to employees are generally exercisable immediately and the shares issued upon exercise generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. ISOs granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant.

            The following summarizes stock option activity under the 1993 Plan:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price

Balance at June 27, 1999	1,257,703	2,855,405	$4.83
Approved	750,000	—	—
Granted	(2,947,550)	2,947,550	4.69
Exercised	—	(665,622)	4.15
Repurchased	—	588.88
Canceled	1,288,390	(1,288,390)	6.11

Balance at June 30, 2000	348,543	3,849,531	4.42
Approved	2,000,000	—	—
Granted	(943,550)	943,550	3.93
Exercised	—	(97,351)	2.90
Canceled	833,687	(833,687)	5.66

Balance at June 29, 2001	2,238,680	3,862,043	4.07
Granted	(1,889,050)	1,889,050	0.74
Exercised	—	(2,375)	2.25
Canceled	1,482,995	(1,482,995)	4.13

Balance at June 28, 2002	1,832,625	4,265,723	$2.57

            The following table summarizes information concerning outstanding and vested stock options as of June 28, 2002:

	Options Outstanding			Options Vested

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price

$0.22—$ 0.50	699,050	9.73	$0.23	4,000	$0.50
$0.69—$ 0.69	800,000	9.60	0.69	83,333	0.69
$0.88—$ 2.00	845,627	7.97	1.65	494,002	1.90
$2.13—$ 2.38	719,752	7.51	2.27	435,466	2.27
$2.88—$ 4.50	719,436	6.83	3.29	662,239	3.26
$5.25—$16.00	481,858	5.84	10.07	337,234	9.81

$0.22—$16.00	4,265,723	8.05	$2.57	2,016,274	$3.70

1996 Employee Stock Purchase Plan

            In April 1996, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which a total of 750,000 shares of Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. The Purchase Plan was amended in July 2000 to provide for successive offering and concurrent purchase periods of six months. The price at which Common Stock is purchased under the Purchase Plan is equal to 85% of the fair value of the Common Stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. No shares were issued in fiscal 2002 under the Purchase Plan since all shares reserved had been issued in prior years. During fiscal 2001 and 2000, a total of 249,980 and 175,921 shares of Common Stock were issued under the Purchase Plan at an average purchase price of $2.12 and $2.50, respectively.

Estimated fair value awards under the Company’s stock plans

            The weighted average estimated grant date fair value, as defined by SFAS No. 123, of options granted during fiscal 2002, 2001 and 2000 under the Company’s stock option plan was $0.48, $2.56 and $2.71, respectively. The weighted average estimated grant date fair value of Common Stock issued pursuant to the Company’s employee stock purchase plan during fiscal 2002, 2001 and 2000 was none, $1.79, and $1.63, respectively. The estimated grant date fair values disclosed by the Company are calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expecte d time until exercise, which greatly affect the calculated grant date fair value.

            The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company’s stock option and purchase awards:

	2002	2001	2000

Stock option plan:
Expected dividend yield%	0.0%	0.0%	0.0%
Expected stock price volatility	124%	120%	106%
Risk free interest rate	3.34%	5.08%	6.05%
Expected life (years)	2.56	2.40	2.59

Stock purchase plan:
Expected dividend yield	—	0.0%	0.0%
Expected stock price volatility	—	120%	106%
Risk free interest rate	—	4.97%	5.44%
Expected life (years)	—	0.50	0.50

Pro forma net income (loss) and net income (loss) per share

            Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plan and stock purchase plan, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts below for the years ended June 28, 2002, June 29, 2001 and June 30, 2000, respectively (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss) as reported	$(17,240)	$(22,755)	$25
Pro forma net income (loss)	$(17,396)	$(24,593)	$(1,298)

Basic net income (loss) per share as reported	$(1.09)	$(1.51)	$0.00
Diluted net income (loss) per share as reported	$(1.09)	$(1.51)	$0.00

Pro forma basic net income (loss) per share	$(1.10)	$(1.63)	$(0.09)
Pro forma diluted net income (loss) per share	$(1.10)	$(1.63)	$(0.09)

            The pro forma effect on net income (loss) and net income (loss) per share is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

            The Company has recorded compensation expense for the difference between the grant price and deemed fair market value of the Company’s Common Stock for options granted in January and February 1996. Such compensation expense was $86,000 for fiscal 2000 and totaled approximately $968,000 over the vesting period of four years. No compensation expense was recorded in fiscal 2002 or 2001.

            Awards under the Company’s profit sharing plan are based on achieving targeted levels of profitability. The Company provided for awards of $29,000 and $92,000 in fiscal 2001 and 2000, respectively. No expense was incurred under the plan in fiscal 2002.

Note 10 — Retirement Plan

            The Company has a retirement plan that provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. In June 2002, the Company changed its retirement plan to provide for discretionary Company matching contributions. The Company did not match participant’s contributions for the month of June 2002. In the first eleven months of fiscal 2002 and in fiscal 2001, the Company matched 100% of the first three percent and 50% of the next two percent of a participant’s contributions. In fiscal 2000, the Company matched 25% of the participant’s contributions. An employee’s interest in the Company’s contributions becomes 100% vested at the date participation in the retirement plan commences. Charges to operations for the retirement plan amounted to approximately $274,000, $429,000 and $209 ,000, in fiscal 2002, 2001 and 2000, respectively.

Note 11 — Related Party Transactions

            In prior fiscal years, the Company provided non-interest bearing housing assistance loans to two executive officers as specified in their offers of employment. In connection with the termination of employment of one of these executive officers in fiscal 2002, the Company acquired the interest in real property in exchange for the $410,000 outstanding note. In connection with the termination of employment of the second executive officer, the outstanding note in the amount of $243,000 is due and payable on January 8, 2003. As of June 28, 2002, the outstanding note is included in notes receivable, net of allowance. The interest in the real property acquired in exchange for the note is included in other assets at a net carrying value of $300,000.

            The Company also provided other non-interest bearing loans to the two executive officers totaling $600,000. These loans were made at the time of hire and were to be repaid based on the earlier of termination of employment for any reason or within one year after the value of exercisable stock options exceeded $2,000,000 (defined as the fair market value of stock subject to exercisable options less the total exercise price of such options). The loans further provided that if the executive’s employment terminated before the exercisable stock options exceeds $2,000,000, a portion of the loan amount would be forgiven for each full year the executive remained employed by the Company. With the termination of the two executives during fiscal 2002, one hundred percent of one loan was forgiven and fifty percent of the second loan was forgiven. The remaining fifty percent of the second loan, or $150,000, was repaid in fiscal 2002.

            In September 1993, the Company issued 1,600,000 shares of Common Stock to its President and Chief Executive Officer (“President”) in exchange for a non-recourse note totaling $800,000 with the issued shares of Common Stock initially collateralizing the note. From time to time thereafter, the Company released excess collateral based upon then current market prices. Through note modifications in February 1998, September 1999 and February 2002, repayment of this note, which bears interest at 5% per annum, is due in March 2003. During fiscal 2001, payments of $230,000 were made against this note. As of June 28, 2002, $991,000 of principal and interest was outstanding and included in notes receivable from stockholder in the accompanying Statements of Stockholders’ Equity. Shares of Common Stock of the Company collateralize this note and the loan facility discussed below per the note modification agree ments. The February 2002 note modification agreement also includes a negative pledge that requires the net proceeds from the sale of any shares of the Company’s Common Stock owned by the President to be applied against the outstanding balance of this note. In fiscal 2002, the number of shares held by the Company as collateral for this note and the loan facility described below was increased by 97,040 shares to 891,280 shares.

            In February 1999, the Company approved a loan facility of up to $3,000,000 to its President in return for a note that bears interest at 6% per annum with an original maturity date of March 1, 2000. All or a portion of this loan facility may be made available through guarantees by the Company of third party loans. The note modification agreements in September 1999, February 2002 and July 2002 now provides for the repayment of this note in March 2006. Under the terms of the July 2002 amendment, the Company may accelerate the due date of this loan on 90 days notice if the Company’s aggregate amount of unrestricted cash, cash equivalents or short-term investments is less than $2,000,000 or if the President’s employment is terminated. During fiscal 2002 and 2001, payments of $9,000 and $720,000, respectively, were made against this note. As of June 28, 2002, $2,239,000 of principal and interest was outstan ding and included in notes receivable from stockholder in the accompanying Statements of Stockholders’ Equity. A total of 891,280 shares of Common stock of the Company was held by the Company as of June 28, 2002 as collateral for this loan facility and the note discussed above.

            Included in notes receivable as of June 28, 2002 are cash advances and accrued interest of $597,000, net of allowance of $597,000, due from certain former officers of the Company. These advances bear interest at varying rates up to 7.5%, with various maturities to September 2002. During fiscal 2001, a total of $20,000 of principal and interest on such loans was repaid.

Note 12 — Commitments and Contingencies

            The Company leases various sales offices, warehouse space and equipment under operating leases that expire on various dates from October 2002 through May 2006.

            Future minimum lease payments under all non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

Fiscal year,	Operating Leases

2003	$210
2004	198
2005	167
2006	15

Total minimum lease payments	$590

            Rent expense under all non-cancelable operating leases totaled $299,000, $769,000 and $1,384,000 for fiscal 2002, 2001, and 2000, respectively.

            As of June 28, 2002, the Company had approximately $1,636,000 of outstanding purchase commitments for inventory and inventory components.

            The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Note 13 — Change in Accounting Estimate

            The service lives of information technology assets (“IT assets”) were reviewed and decreased as a result of the Company’s decision to outsource certain administrative functions, which impacted depreciation expense and operating results in fiscal 2002. The effect of this change in accounting estimate was to increase the net loss in fiscal 2002 by $586,000, or $.04 per share.

Note 14 — Subsequent Events

            On August 2, 2002, the Company signed an agreement with The Boeing Company (“Boeing”) to lease its facility located at 950 Explorer Boulevard through November 2007. The lease allows Boeing the option of terminating the lease at the end of the 40th month, but also provides an option for Boeing to extend the lease term for five additional two-year periods.

            On September 3, 2002, the Company approved providing its President with additional relocation benefits of approximately $300,000 in connection with the sale of his California residence. The President has advised the Company that he has committed to make a payment of $675,000 against his outstanding notes receivable to the Company following the sale of his California residence.

Item 9.  Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

            Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

            Information regarding directors appearing under the caption “Election of Directors” in the Proxy Statement is hereby incorporated by reference.

            Information regarding executive officers is incorporated herein by reference from Part I hereof under the heading “Executive Officers of the Company” immediately following Item 4 in Part I hereof.

            Information regarding compliance with Section 16(a) of the Securities Act of 1934, as amended, is hereby incorporated by reference to the Company’s Proxy Statement.

Item 11.  Executive Compensation

            The information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

            The information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

            The information required by this item is incorporated by reference to the Company’s Proxy Statement.

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

(b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 28, 2002.

(c)     Exhibits

Exhibit Number	Description

3.1	–Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

3.2	–Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

4.1	–Reference is made to Exhibits 3.1 and 3.2.

4.2	–Rights Agreement dated as of November 29, 2001 by and between Verilink Corporation and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

4.2A†	–Rights Agent Appointment and Amendment No. 1 to Rights Agreement dated as of May 30, 2002 by and between Verilink Corporation and American Stock Transfer and Trust Company

4.3	–Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

4.4	–Form of Right Certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

4.5	–Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

10.1	–Registrant’s Amended and Restated 1993 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement, filed October 14, 1999, Commission File No. 000-28562)

10.1A	–First Amendment to the Verilink Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 000-28562)

10.1B	–Second Amendment to the Verilink Corporation 1993 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.2	–Form of Registrant’s 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.2A	–First Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 000-28562)

10.2B	–Second Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.3	–Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.4*	–Change of Control Severance Benefits Agreements (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997, Commission File No. 000-28562)

Exhibit Number	Description

10.5*	–Executive Deferred Compensation Plan adopted by Registrant for certain of its executive employees and members of its Board of Directors effective as of January 1, 2001 (terminated May 30, 2002) (incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.6*	–Employment Agreement between the Registrant and Graham Pattison dated March 22, 1999 (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, Commission File No. 000-28562)

10.6A*	–Bonus Agreement between the Registrant and Graham G. Pattison dated September 21, 1999 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 000-28562)

10.6B*	–Letter Agreement between the Registrant and Graham G. Pattison dated October 27, 1999 modifying the March 22, 1999 and September 21, 1999 agreements, including form of promissory notes (incorporated by reference to Exhibit 10.6B to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001, Commission File No. 000-28562)

10.6C*	–Promissory Note of Graham G. Pattison in favor of the Registrant dated January 13, 2000 (incorporated by reference to Exhibit 10.6C to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001, Commission File No. 000-28562)

10.7*	–Employment Agreement between the Registrant and Michael L. Reiff dated October 25, 1999 (incorporated by reference to Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, Commission File No. 000-28562)

10.7A*	–Promissory Note of Michael L. Reiff in favor of the Registrant dated December 1, 1999 (incorporated by reference to Exhibit 10.7A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001, Commission File No. 000-28562)

10.7B*	–Promissory Note of Michael L. Reiff in favor of the Registrant dated December 18, 2000 (incorporated by reference to Exhibit 10.7B to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001, Commission File No. 000-28562)

10.7C*	–Separation Agreement between Registrant and Michael L. Reiff dated November 20, 2001 (incorporated by reference to Exhibit 10.7C to Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2001, Commission File No. 000-28562)

10.8*	–Employment Agreement between the Registrant and Todd Westbrook dated February 1, 2000 (incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, Commission File No. 000-28562)

10.9*	–Employment Agreement between the Registrant and Ronald G. Sibold dated May 3, 2000 (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 000-28562)

10.9A*	–Separation Agreement between Registrant and Ronald G. Sibold dated November 15, 2001 (incorporated by reference to Exhibit 10.9A to Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2001, Commission File No. 000-28562)

10.10*	–Employment Agreement between the Registrant and Leigh S. Belden dated January 8, 2002 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated as of January 18, 2002, Commission File No. 00000-28562)

10.11*	–Promissory Note of Robert F. Griffith in favor of the Registrant dated as of August 27, 1997 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 1997, Commission File No. 000-28562)

Exhibit Number	Description

10.12	–Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of September 16, 1993 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.12A	–Amended Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden, dated as of February 10, 1998 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 000-28562)

10.12B	–Promissory Note Modification Agreement of Leigh S. Belden dated September 22, 1999 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 000-28562)

10.12C	–Second Note Modification Agreement dated as of February 5, 2002 by and between Verilink Corporation and Leigh S. Belden (incorporated by reference to Exhibit 10.1A to Current Report on Form 8-K, dated as of August 14, 2002, Commission File No. 00000-28562)

10.12D	–Amended and Restated Security Agreement dated as of February 5, 2002 by Leigh S. Belden and Deborah Tinker Belden, Trustees U/A Dated 12/9/98 for the benefit of Verilink Corporation, Beltech, Inc., Leigh S. Belden and Deborah Tinker Belden (incorporated by reference to Exhibit 10.1B to Current Report on Form 8-K, dated as of August 14, 2002, Commission File No. 00000-28562)

10.12E	–Third Note Modification Agreement dated as of July 29, 2002 by and between Verilink Corporation and Leigh S. Belden (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated as of August 14, 2002, Commission File No. 00000-28562)

10.13*†	–Separation Agreement between Registrant and James B. Garner dated August 27, 2002

10.14	–Promissory Note of Stephen M. Tennis in favor of the Registrant dated June 30, 1994 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 000-28562)

10.15	–Promissory Note of Stephen M. Tennis in favor of the Registrant dated February 21, 1996 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 000-28562)

10.16	–Promissory Note of Stephen M. Tennis in favor of the Registrant dated May 23, 1996 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 000-28562)

10.17	–Lease Agreement between the Registrant and Industrial Properties of the South for 129 Jetplex Circle, Madison, Alabama, dated January 19, 1995 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 000-28562)

10.17A†	–Addendum No. 4 to Lease Agreement between the Registrant and Industrial Properties of the South for 129 Jetplex Circle, Madison, Alabama, dated April 18, 2001

10.18†	–Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated April 16, 2002

10.18A†	–Addendum No. 1 to Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated June 19, 2002

10.19†	–Triple Net Lease Agreement between Registrant and The Boeing Company for 950 Explorer Boulevard, Huntsville, Alabama, dated August 2, 2002

10.20‡	–Software License Agreement between the Registrant and Integrated Systems, Inc. dated January 27, 1993, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

Exhibit Number	Description

10.21‡	–Purchase Agreement between the Registrant and Wellex Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 000-28562)

10.22†	–Letter Agreement between the Registrant and Beacon Telco, L.P. dated October 19, 2001 for the “Exchange of Warrants and Future Bonus Payments for Common Stock of Verilink Corporation”

10.23†	–Stock Repurchase Agreement between the Registrant and Beacon Telco, L.P. dated June 14, 2002

10.24	–Cooperative Research Agreement between the Registrant and Beacon Telco, L.P. dated October 13, 2000 (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.25	–Warrant and Stockholder’s Agreement between the Registrant and Beacon Telco, L.P. dated October 13, 2000 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.26	–Premises License and Services Agreement between the Registrant, Beacon Telco, L.P., and Trustees of Boston University dated October 16, 2000 (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.26A	–First Amendment to Premises License and Services Agreement between the Registrant, Beacon Telco, L.P., and Trustees of Boston University dated July 12, 2001 (incorporated by reference to Exhibit 10.24A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001, Commission File No. 000-28562)

23.1†	–Consent of PricewaterhouseCoopers LLP

99.1†	–Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2†	–Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

‡	Confidential treatment granted as to portions of this exhibit.

†	Filed herewith.

VERILINK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves	Balance at End of Year

Inventory Reserves:
Year ended June 28, 2002	$1,724	$1,806	$(320)	$3,210
Year ended June 29, 2001	$2,871	$576	$(1,723)	$1,724
Year ended June 30, 2000	$3,360	$575	$(1,064)	$2,871

Allowance for Doubtful Accounts:
Year ended June 28, 2002	$275	$317	$(32)	$560
Year ended June 29, 2001	$518	$(43)	$(200)	$275
Year ended June 30, 2000	$205	$340	$(27)	$518

Allowances for Notes Receivable:
Year ended June 28, 2002	$799	$454	$(413)	$840
Year ended June 29, 2001	$611	$188	$—	$799
Year ended June 30, 2000	$276	$335	$—	$611

Warranty Liability:
Year ended June 28, 2002	$995	$331	$(406)	$920
Year ended June 29, 2001	$1,125	$346	$(476)	$995
Year ended June 30, 2000	$1,877	$761	$(1,513)	$1,125

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verilink Corporation
September 26, 2002	By:	/s/ LEIGH S. BELDEN

Leigh S. Belden President, Chief Executive Officer and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEIGH S. BELDEN Leigh S. Belden	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2002

/s/ C. W. SMITH C. W. Smith	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2002

/s/ HOWARD ORINGER Howard Oringer	Chairman of the Board of Directors	September 26, 2002

/s/ STEVEN C. TAYLOR Steven C. Taylor	Vice Chairman of the Board of Directors	September 26, 2002

/s/ JOHN E. MAJOR John E. Major	Director	September 26, 2002

/s/ JOHN A. MCGUIRE John A. McGuire	Director	September 26, 2002

CERTIFICATIONS

I, Leigh S. Belden, certify that:

1.	I have reviewed this annual report on Form 10-K of Verilink Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002
	By:	/s/ LEIGH S. BELDEN

Leigh S. Belden President and Chief Executive Officer (Principal Executive Officer)

I, C. W. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Verilink Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002
	By:	/s/ C. W. SMITH

C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)