Form 10-Q
period 2002-10-27
VERILINK CORP
filed 2002-11-08
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

Commission file number: 0-28562

VERILINK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State of incorporation)	(I.R.S. Employer Identification No.)

127 Jetplex Circle, Madison, Alabama 35758

(Address of principal executive offices, including zip code)

(256) 327-2001
(Registrant’s telephone number, including area code)

950 Explorer Boulevard, Huntsville, Alabama 35806
(Former Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

     The number of shares outstanding of the issuer’s common stock as of October 25, 2002 was 14,996,747.

INDEX
VERILINK CORPORATION
FORM 10-Q

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Statements of Operations for the three months ended September 27, 2002 and September 28, 2001	3
	Condensed Consolidated Balance Sheets as of September 27, 2002 and June 28, 2002	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 27, 2002 and September 28, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended

	September 27, 2002	September 28, 2001

Net sales	$8,713	$5,521
Cost of sales	4,198	3,585

Gross profit	4,515	1,936

Operating expenses:
Research and development	848	2,121
Selling, general and administrative	2,233	3,685

Total operating expenses	3,081	5,806

Income (loss) from operations	1,434	(3,870)
Interest and other income, net	102	201
Interest expense	(53)	(86)

Income (loss) before provision for income taxes	1,483	(3,755)
Provision for income taxes	—	—

Net income (loss) before cumulative change in accounting principle, relating to goodwill	1,483	(3,755)
Cumulative effect of change in accounting principle, relating to goodwill	(1,233)	—

Net income (loss)	$250	$(3,755)

Net income (loss) per share, basic and diluted:
Net income (loss) before cumulative change in accounting principle, relating to goodwill	$0.10	$(0.24)

Cumulative effect of change in accounting principle, relating to goodwill	$(0.08)	$—

Net income (loss)	$0.02	$(0.24)

Weighted average shares outstanding:
Basic	14,997	15,744

Diluted	15,199	15,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 27, 2002 (unaudited)	June 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$7,401	$5,630
Short-term investments	101	598
Accounts receivable, net	4,136	4,045
Inventories, net	1,924	1,246
Other current assets	312	354

Total current assets	13,874	11,873
Property held for lease, net	6,407	6,451
Property, plant and equipment, net	922	837
Restricted cash	1,000	1,000
Goodwill, net	—	1,233
Other intangible assets, net	351	426
Other assets	708	360

	$23,262	$22,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$725	$711
Accounts payable	2,111	1,445
Accrued expenses	3,808	3,427

Total current liabilities	6,644	5,583
Long-term debt and capital lease obligations	4,298	4,480

Total liabilities	10,942	10,063

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized; 14,996,747 and 14,996,534 shares issued	150	150
Additional paid-in capital	51,483	51,483
Notes receivable from stockholder	(3,276)	(3,230)
Accumulated other comprehensive loss	(26)	(25)
Accumulated deficit	(36,011)	(36,261)

Total stockholders’ equity	12,320	12,117

	$23,262	$22,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	September 27, 2002	September 28, 2001

Cash flows from operating activities:
Net Income (loss)	$250	$(3,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	290	834
Research and development expenses related to Beacon Telco agreements, net	—	(440)
Accrued interest on notes receivable from stockholders, net of reserve	(46)	192
Cumulative effect of change in accounting principle, relating to goodwill	1,233	—
Changes in assets and liabilities:
Accounts receivable, net	(91)	768
Inventories, net	(678)	(199)
Other assets	(306)	120
Accounts payable	666	(735)
Accrued expenses	393	(344)

Net cash provided by (used in) operating activities	1,711	(3,559)

Cash flows from investing activities:
Purchases of property, plant and equipment	(256)	(89)
Sale (purchase) of short-term investments	497	(72)

Net cash provided by (used in) investing activities	241	(161)

Cash flows from financing activities:
Payments on long-term debt obligations	(180)	(180)
Proceeds from issuance of Common Stock	—	11
Change in other comprehensive loss	(1)	(8)

Net cash used in financing activities	(181)	(177)

Net increase (decrease) in cash and cash equivalents	1,771	(3,897)
Cash and cash equivalents at beginning of period	5,630	15,219

Cash and cash equivalents at end of period	$7,401	$11,322

Supplemental disclosures:
Cash paid for interest	$52	$85
Cash paid for income taxes	$17	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 27, 2003. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002 as filed with the Securities and Exchange Commission.

Note 2 – Comprehensive Income Loss

     The Company records gains or losses on the Company’s foreign currency translation adjustments and unrealized gains or losses on the Company’s available-for-sale investments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. For the three months ended September 27, 2002 comprehensive income amounted to $249,000 while comprehensive loss for the period ended September 28, 2001 amounted to $3,763,000.

Note 3 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	September 27, 2002	June 28, 2002

Inventories:
Raw materials	$2,965	$2,102
Work in process	—	18
Finished goods	1,618	2,336

	4,583	4,456
Less: Inventory reserves	(2,659)	(3,210)

Inventories, net	$1,924	$1,246

Note 4 – Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 27, 2002 and September 28, 2001 (in thousands, except per share amounts):

	Three months ended

	September 27, 2002	September 28, 2001

Net income (loss)	$250	$(3,755)

Weighted average shares outstanding:
Basic	14,997	15,744
Effect of potential common stock from the exercise of stock options and stock warrants	202	—

Diluted	15,199	15,744

Basic earnings (loss) per share	$0.02	$(0.24)

Diluted earnings (loss) per share	$0.02	$(0.24)

     Options to purchase 3,444,233 and 3,974,476 shares of Common Stock were outstanding at September 27, 2002 and September 28, 2001, respectively, and stock warrants to purchase 1,500,000 shares were outstanding at September 28, 2001, but were not included in the computation of diluted loss per share because inclusion of such options and warrants would have been antidilutive.

Note 5 –Goodwill and Other Intangible Assets – Adoption of Statement No. 142

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes the financial accounting and reporting for acquired goodwill and other intangible assets, and supercedes APB Opinion No. 17, Intangible Assets. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill will cease to be amortized upon the implementation of the statement and companies must test goodwill at least annually for impairment. The Company adopted SFAS No. 142 effective June 29, 2002 and ceased amortizing goodwill of $1,232,900 (including $117,800 of goodwill previously classified as other intangible assets).

     This statement requires that goodwill be tested for impairment annually. In the year of adoption, this statement requires the completion of a transitional goodwill impairment evaluation, which is a two-step process. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in an amount equal to that excess. As of June 29, 2002, the Company completed this impairment test for all of its goodwill and intangible assets, and recorded a transitional impairment loss of $1,232,900 during the three months ended September 27, 2002 as a cumulative change in accounting principle in its condensed consolidated statement of operations.

     The following table represents the impact on net income (loss) and basic and diluted earnings (loss) per share amounts from the reduction of amortization of goodwill as if SFAS No. 142 was adopted in the first quarter of fiscal 2002 (in thousands, except per share amounts):

	Three months ended

	September 27, 2002	September 28, 2001

Reported net income (loss)	$250	$(3,755)
Add back: goodwill and assembled work force amortization	—	116

Adjusted net income (loss)	250	(3,639)

Reported basic and diluted earnings (loss) per share	$0.02	$(0.24)
Add back: goodwill and assembled work force amortization per share	—	.01

Adjusted earnings (loss) per basic and diluted share	$0.02	$(0.23)

Note 6 – Recently Issued Accounting Pronouncements

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which has an effective date for transactions occurring after May 15, 2002. This statement rescinds or amends several existing statements related to the extinguishment of debt, intangible assets of motor carriers, certain lease transactions and several other technical corrections to existing pronouncements. The impact of SFAS No. 145 is not expected to be material to the Company’s financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. The impact of SFAS No. 146 is not expected to be material to the Company’s financial statements.

Note 7 – Property Held for Lease

     The Company owns a facility in Huntsville, Alabama located at 950 Explorer Boulevard. In August 2002, the Company entered into an agreement with The Boeing Company (“Boeing”) to lease this facility through November 2007. The lease allows Boeing the option of terminating the lease at the end of the 40th month, but also provides an option for Boeing to extend the lease term for five additional two-year periods. Rental income totaled $131,000 for the three months ended September 27, 2002.

Property held for lease consists of the following at September 27, 2002 and June 28, 2002:

	September 27, 2002	June 28, 2002

Land	$1,400	$1,400
Building	5,375	5,375

	6,775	6,775
Less: Accumulated depreciation	(368)	(324)

Property held for lease, net	$6,407	$6,451

Future minimum rental income on this operating lease over the non-cancelable period is as follows:

Fiscal years ending June:
2003	$720
2004	785
2005	785
2006	327

$2,617

Note 8 – Related Party Transaction

     In September 2002, the company approved providing its President and Chief Executive Officer with additional relocation benefits of approximately $300,000 in connection with the sale of his California residence. The President has advised the Company that he has committed to make a payment of $675,000 against his outstanding notes receivable to the Company following the sale of his California residence.

Note 9 – Subsequent Event

     On October 23, 2002, the Company announced a program to repurchase up to $1,000,000 of its Common Stock. The program, which is open ended, will allow the Company to repurchase shares on the open market based on market conditions, availability of cash consistent with the Company’s operating plan, and in accordance with the requirements of the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company provides voice and data network access solutions to service providers and enterprise customers for DDS, T1/E1, NxT1, T3 and G.SHDSL communication services. The Company develops, manufactures and markets customer premise equipment (“CPE”) and central site solutions for data and telecommunication centers. The Company offers a variety of application-specific solutions for time-division multiplexing, inverse multiplexing, digital cross-connect and IP bridging and routing, as well as converged solutions for access to Frame Relay, ATM and IP-based networks. The Company’s customers include equipment integrators, network service providers (“NSPs”) consisting of wireline and wireless providers, inter-exchange carriers (“IXCs”), local exchange carriers (“LECs”), Internet service providers (“ISPs”), enterprise customers, Fortune 500 companies and various local, state and federal government agencies. The Company was founded in San Jose, California in 1982 and is a Delaware corporation currently headquartered in Madison, Alabama.

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

	Three months ended

	September 27, 2002		September 28, 2001

Net sales		100.0%	100.0%
Cost of sales		48.2	64.9

Gross profit		51.8	35.1

Operating expenses:
Research and development		9.7	38.4
Selling, general and administrative	.	25.6	66.8

Total operating expenses		35.3	105.2

Income (loss) from operations		16.5	(70.1)
Interest and other income, net		1.1	3.6
Interest expense	..	(0.6)	(1.5)

Income (loss) before provision for income taxes		17.0	(68.0)
Provision for income taxes		—	—

Net income (loss) before cumulative change in accounting principle, relating to goodwill		17.0	(68.0)
Cumulative effect of change in accounting principle, relating to goodwill		(14.1)	—

Net income (loss)		2.9%	(68.0)%

     Sales. Net sales for the three months ended September 27, 2002 increased 57.8% to $8,713,000 from $5,521,000 in the comparable period of the prior fiscal year. This increase in net sales primarily resulted from an increase in sales volume of the Company’s carrier and carrier access product lines. Net sales of carrier and carrier access products, primarily AS2000 products, increased 110.6% to $6,351,000 in the three months ended September 27, 2002 from $3,016,000 in the comparable prior year period. Net sales of enterprise access products declined by 5.7% in the three months ended September 27, 2002 to $2,362,000 from $2,505,000 for the same period last year. This decrease in enterprise access products was primarily a result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors, including financial constraints affecting our customers and over-capacity in our customers’ markets. The Company anticipates that reduced capital spending by our customers will continue to affect sales until an overall recovery in the telecommunications market begins, which is not expected until at least 2004. In any event, it is challenging to forecast in the current environment.

     The Company’s business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers increased 109.7% to $7,515,000 in the three months ended September 27, 2002 from $3,584,000 in the comparable period in the prior year. Net sales to all other customers declined by 38.2% in the three-month period ended September 27, 2002 from the comparable period in the prior fiscal year. The Company’s top five customers did not remain the same over these periods.

     Gross Profit. Gross profit increased to 51.8% of net sales for the three months ended September 27, 2002 as compared to 35.1% for the three months ended September 28, 2001. This increase is primarily attributable to the increased sales volume and the benefit from cost reduction measures enacted during the period from January 2001 through September 2002, including productivity gains and lower fixed manufacturing costs, particularly facilities costs.

     Research and Development. Research and development expenditures for the three months ended September 27, 2002 decreased 60% to $848,000 from $2,121,000 in the comparable period in the prior fiscal year, and decreased as a percentage of sales from 38.4% to 9.7%. These decreases were the result of the suspension of the company’s optical network access project in October 2001, staff reductions and other cost reduction measures. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company will continue to monitor the level of its investment in research and development activities and adjust spending levels, either upward or downward, based upon anticipated sales volume. The Company currently expects research and development spending to increase in the three months ending December 27, 2002 over the amounts spent in the three months ended September 27, 2002.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 27, 2002 decreased 39.4% to $2,233,000 from $3,685,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 66.8% to 25.6%. The decrease in absolute dollars over the same period in the prior year is primarily due to reduced headcount between the two periods and other cost reduction measures implemented by the Company in fiscal 2002 and 2003. The significant decrease as a percentage of sales is due to lower spending on increased sales dollars. The Company expects the dollar amount of selling, general and administrative expenses to decrease in the next quarter due to the impact of cost reductions, and expects that such expenses will vary over time as a percentage of sales.

     Amortization of goodwill and other intangible assets in the three months ended September 27, 2002 and September 28, 2001 was $75,600 and $252,000, respectively. The amortization for the three months ended September 28, 2001 included $116,000 related to goodwill and assembled work force. As of June 29, 2002, the Company adopted SFAS No. 142 and completed the transitional impairment test of its goodwill. As a result, the Company determined that its goodwill was impaired, resulting in a charge of $1,232,900 in the three months ended September 27, 2002. This charge is presented in the condensed consolidated statement of operations as a cumulative effect of change in accounting principle, relating to goodwill.

     Interest and Other Income, Net, and Interest Expense. Interest and other income, net, declined 49.3% to $102,000 for the three months ended September 27, 2002 from $201,000 in the comparable period in the prior fiscal year. This decline was a result of lower interest rates and lower interest bearing assets. Rental income, net of expenses, of $23,000 is included in interest and other income, net in the three months ended September 27, 2002 as a result of the lease agreement signed with Boeing. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information on the Boeing lease.

     Interest expense declined 38.4% to $53,000 for the three months ended September 27, 2002 from $86,000 in the same period in the prior fiscal year as a result of lower interest rates and the lower principle balance on the Company’s debt obligations.

     Provision for Income Taxes. No tax provision or tax benefits were provided in the three months ended September 27, 2002 or September 28, 2001 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carryforwards from prior years and the operating loss incurred in fiscal 2001. The Company does not expect to recognize a provision for income taxes in the current year due to its net operating loss carryforwards that totaled approximately $34,500,000 at June 28, 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     On September 27, 2002, the Company’s principal sources of liquidity included $7,502,000 of unrestricted cash, cash equivalents and short-term investments.

     During the three months ended September 27, 2002, cash provided by operating activities was $1,711,000 compared to $3,559,000 used in operating activities during the three months ended September 28, 2001. Net cash provided by operating activities this period was primarily due to net operating income before depreciation, amortization and the cumulative effect of change in accounting principle, which totaled $1,773,000. The increase in accounts receivable used cash of $91,000 in the three months ended September 27, 2002 compared to cash provided of $768,000 in the comparable period in the prior fiscal year. The increase in inventories for the three months ended September 27, 2002 used $678,000 of cash compared to $199,000 of cash used in the same period last year. Inventories increased during the three months ended September 27, 2002 due to inventory purchases as the Company transitions all its manufacturing operations to Madison, Alabama. Accounts payable and accrued expenses increased $1,059,000 in the three-month period ended September 27, 2002 compared to a decrease of $1,079,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the three months ended September 27, 2002 and the comparable prior year period were primarily due to the timing of inventory purchases and the resulting payments to vendors.

     Cash provided by investing activities was $241,000 for the three months ended September 27, 2002 compared to $161,000 used for the three months ended September 28, 2001. The funds provided by investing activities during the three months ended September 27, 2002 are a result of the maturity of short-term investments of $497,000 reduced by capital expenditures of $256,000. For the three months ended September 28, 2001, cash was used to purchase short-term investments of $72,000 and property, plant and equipment of $89,000.

     Cash used in financing activities was $181,000 for the three months ended September 27, 2002 and $177,000 for the three months ended September 28, 2001. Payments on long-term debt obligations were $180,000 for the three months ended September 27, 2002 and September 28, 2001. Proceeds from the issuance of Common Stock under the Company’s stock plans provided $11,000 of cash in the prior fiscal year.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans will be adequate to finance the Company’s operations, capital expenditures, research and development programs and stock repurchase program currently planned for at least the next twelve months. The Company’s future capital needs will depend on the Company’s ability to meet its current operating forecast, market demand for the Company’s products and the overall economic condition of our customers in the telecommunication sector. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate further cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company’s Common Stock and stockholders may experience dilution.

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

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. The Company’s long-lived assets include, but are not limited to, the facility located at 950 Explorer Boulevard, related furniture and equipment, software licenses, goodwill and intangible assets related to an acquisition.

     In assessing the recoverability of the Company’s long-lived assets, the Company obtained a third-party appraisal during fiscal 2002 for its facility located at 950 Explorer Boulevard, and made assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and completed the analysis of its goodwill for impairment. The Company recorded an impairment charge of $1,232,900 during the three months ended September 27, 2002 related to goodwill.

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

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding anticipated reduced capital spending by the Company’s customers; the expected increase in research and development expenses; a significant level of investment in product development; the expected decrease in selling, general and administrative expenses; and the adequacy of the Company’s cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company’s Reports on Forms 10-Q and the Company’s Annual Report on Form 10-K.

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

     Continued Listing Requirements and Deficiency Notification. The Company’s common stock is currently traded on the Nasdaq SmallCap Market. For continued listing, the Nasdaq SmallCap Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share. Nasdaq has notified the Company that it has failed to maintain this continued listing requirement, and will commence procedures to delist its securities from the Nasdaq SmallCap Market unless the Company has regained compliance with this listing requirement by February 10, 2003. If, at anytime before February 10, 2003, the bid price of the company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will regain compliance with the continued listing requirements. The Company has asked its stockholders to approve a 1-for-5 reverse stock split of its common stock at the Company’s Annual Meeting to be held on November 13, 2002. If approved by the stockholders, the Board of Directors will have the authority, at its discretion, to effect the reverse stock split. While the reverse stock split is intended to bring the trading price of the Company’s common stock back into compliance with the Nasdaq SmallCap listing standards, there can be no assurance the common stock would continue to trade at a price greater than $1.00. If delisted from the Nasdaq SmallCap Market, the Company’s common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company’s common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

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

     Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. The Company is a party to agreements with its executive officers to help ensure the officer’s continual service to the Company in the event of a change-in-control. Each of the Company’s executive officers, and key management, sales and technical personnel would be difficult to replace. The Company implemented significant cost and staff reductions during fiscal 2002, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company’s executive officers or key personnel, or the inability to attract qualified personnel could delay product development cycles or otherwise could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     Fluctuations in Quarterly Operating Results. The Company’s sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. For example, sales to Nortel Networks during fiscal 2002 and 2001 have varied between quarters by as much as $6.2 million, and order volatility by this customer had a significant impact on the Company in fiscal 2002. Most of the Company’s sales are in the form of large orders with short delivery times. The Company’s ability to affect and judge the timing of individual customer orders is limited. The Company has experienced large fluctuations in sales from quarter-to-quarter due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company’s sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

     Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States, the Company’s products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company’s products. Standards for new services such as Frame Relay, performance monitoring services and DSL have evolved, such as the G.SHDSL standard. As standards continue to evolve, the Company will be required to modify its products or develop and support new versions of its products. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company’s products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At September 27, 2002, the Company’s investment portfolio consisted of fixed income securities of $101,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 27, 2002, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 27, 2002, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

Item 4. Controls and Procedures.

     (a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective.

     (b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Index:

	Exhibit Number	Description of Exhibit

	99.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 27, 2002 as follows:

Current Report on Form 8-K, filed August 14, 2002 (July 29, 2002), reporting under Item 5 the Company’s announcement of a Third Modification of the loan agreement between itself and Leigh S. Belden providing for the amendment of certain terms of Verilink’s loans to Mr. Belden.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

November 8, 2002	By:	/s/ C. W. Smith C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Leigh S. Belden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ LEIGH S. BELDEN Leigh S. Belden President and Chief Executive Officer (Principal Executive Officer)

I, C. W. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	By:	/s/ C. W. Smith C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)