Form 10-Q
period 2002-12-27
VERILINK CORP
filed 2003-02-07
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2002

Commission file number: 0-28562

VERILINK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State of incorporation)	(I.R.S. Employer Identification No.)

127 Jetplex Circle, Madison, Alabama 35758
(Address of principal executive offices, including zip code)

(256) 327-2001
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of the issuer’s common stock as of January 24, 2003 was 15,003,034.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended

	December 27, 2002	December 28, 2001	December 27, 2002	December 28, 2001

Net sales	$6,145	$6,187	$14,858	$11,708
Cost of sales	2,953	4,352	7,151	7,937

Gross profit	3,192	1,835	7,707	3,771

Operating expenses:
Research and development	706	1,607	1,554	3,728
Selling, general and administrative	1,956	3,992	4,189	7,677
Asset impairment loss	—	550	—	550

Total operating expenses	2,662	6,149	5,743	11,955

Income (loss) from operations	530	(4,314)	1,964	(8,184)
Interest and other income, net	122	103	224	304
Interest expense	(47)	(71)	(100)	(157)

Income (loss) before provision for income taxes	605	(4,282)	2,088	(8,037)
Provision for income taxes	—	—	—	—

Net income (loss) before cumulative change in
accounting principle, relating to goodwill	605	(4,282)	2,088	(8,037)
Cumulative effect of change in accounting principle,
relating to goodwill	—	—	(1,233)	—

Net income (loss)	$605	$(4,282)	$855	$(8,037)

Net income (loss) per share, basic and diluted:
Net income (loss) before cumulative change in
accounting principle, relating to goodwill	$0.04	$(0.27)	$0.14	$(0.51)

Cumulative effect of change in accounting principle,
relating to goodwill	$—	$—	$(0.08)	$—

Net income (loss)	$0.04	$(0.27)	$0.06	$(0.51)

Weighted average shares outstanding:
Basic	14,999	15,945	14,998	15,845

Diluted	15,411	15,945	15,266	15,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 27,
	2002	June 28,
	(unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,689	$5,630
Short-term investments	101	598
Accounts receivable, net	1,579	4,045
Inventories, net	1,873	1,246
Other current assets	222	354

Total current assets	13,464	11,873
Property held for lease, net	6,520	6,456
Property, plant and equipment, net	826	832
Restricted cash	1,000	1,000
Goodwill, net	-	1,233
Other intangible assets, net	275	426
Other assets	500	360

	$22,585	$22,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$727	$711
Accounts payable	563	1,445
Accrued expenses	3,666	3,427

Total current liabilities	4,956	5,583
Long-term debt and capital lease obligations	4,115	4,480

Total liabilities	9,071	10,063

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized;
15,003,034 and 14,996,534 shares issued	150	150
Additional paid-in capital	51,486	51,483
Treasury Stock	(49)	-
Notes receivable from stockholder	(2,643)	(3,230)
Accumulated other comprehensive loss	(24)	(25)
Accumulated deficit	(35,406)	(36,261)

Total stockholders’ equity	13,514	12,117

	$22,585	$22,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	December 27,	December 28,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$855	$(8,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	562	1,629
Impairment of long-lived assets	—	550
Research and development expenses related to Beacon Telco agreements, net	—	(583)
Loss on retirement of property, plant and equipment	—	15
Accrued interest on notes receivable from stockholders, net of reserve	(88)	139
Cumulative effect of change in accounting principle, relating to goodwill	1,233	—
Changes in assets and liabilities:
Accounts receivable, net	2,466	971
Inventories, net	(627)	1,020
Other assets	(8)	250
Accounts payable	(882)	(1,364)
Accrued expenses	101	(813)

Net cash provided by (used in) operating activities	3,612	(6,223)

Cash flows from investing activities:
Purchases of property, plant and equipment	(469)	(97)
Sale (purchase) of short-term investments	497	(72)
Proceeds from repayment of notes receivable	150	—

Net cash provided by (used in) investing activities	178	(169)

Cash flows from financing activities:
Payments on long-term debt obligations	(361)	(358)
Repurchase of common stock	(49)	—
Proceeds from issuance of Common Stock	3	11
Proceeds from repayments of notes receivable from stockholder	675	—
Change in other comprehensive income (loss)	1	(4)

Net cash provided by (used in) financing activities	269	(351)

Net increase (decrease) in cash and cash equivalents	4,059	(6,743)
Cash and cash equivalents at beginning of period	5,630	15,219

Cash and cash equivalents at end of period	$9,689	$8,476

Supplemental disclosures:
Cash paid for interest	$99	$156
Cash paid for income taxes	$17	$6

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

Note 2 – Comprehensive Income (Loss)

     The Company records gains or losses on the Company’s foreign currency translation adjustments and unrealized gains or losses on the Company’s available-for-sale investments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. For the three and six months ended December 27, 2002 comprehensive income amounted to $607,000 and $856,000 respectively, while comprehensive loss for the three and six months ended December 28, 2001 amounted to $4,278,000 and $8,041,000, respectively.

Note 3 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 27,	June 28,
	2002	2002

Inventories:
Raw materials	$2,740	$2,102
Work in process	47	18
Finished goods	1,556	2,336

	4,343	4,456
Less: Inventory reserves	(2,470)	(3,210)

Inventories, net	$1,873	$1,246

Note 4 – Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended December 27, 2002 and December 28, 2001 (in thousands, except per share amounts):

	Three months ended		Six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Net income (loss)	$605	$(4,282)	$855	$(8,037)

Weighted average shares outstanding:
Basic	14,999	15,945	14,998	15,845
Effect of potential common stock from the exercise of
stock options	412	—	268	—

Diluted	15,411	15,945	15,266	15,845

Basic earnings (loss) per share	$0.04	$(0.27)	$0.06	$(0.51)

Diluted earnings (loss) per share	$0.04	$(0.27)	$0.06	$(0.51)

     Options to purchase 2,395,894 and 3,349,952 shares of Common Stock were outstanding at December 27, 2002 and December 28, 2001, respectively, but were not included in the computation of diluted earnings (loss) per share for the six months ended December 27, 2002 and December 28, 2001, respectively, because inclusion of such options would have been antidilutive.

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

     The following table represents the impact on net income (loss) and basic and diluted earnings (loss) per share amounts from the reduction of amortization of goodwill as if SFAS No. 142 was adopted in the first quarter of fiscal 2002 (in thousands, except per share amounts):

	Three months ended		Six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Reported net income (loss)	$605	$(4,282)	$855	$(8,037)
Add back: goodwill and assembled work force
amortization	—	116	—	233

Adjusted net income (loss)	605	(4,166)	855	(7,804)

Reported basic and diluted earnings (loss) per share	$0.04	$(0.27)	$0.06	$(0.51)
Add back: goodwill and assembled work force
amortization per share	—	.01	—	.02

Adjusted earnings (loss) per basic and diluted share	$0.04	$(0.26)	$0.06	$(0.49)

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Note 7 – Property Held for Lease

     The Company owns a facility in Huntsville, Alabama located at 950 Explorer Boulevard. In August 2002, the Company entered into an agreement with The Boeing Company (“Boeing”) to lease this facility through November 2007. The lease allows Boeing the option of terminating the lease at the end of the 40th month, but also provides an option for Boeing to extend the lease term for five additional two-year periods. Rental income for the three and six months ended December 27, 2002 totaled $196,000 and $327,000 respectively.

Property held for lease consists of the following at December 27, 2002 and June 28, 2002:

	December 27,	June 28,
	2002	2002

Land	$1,400	$1,400
Building	5,317	5,317
Project in progress	152	—

	6,869	6,717
Less: Accumulated depreciation	(349)	(261)

Property held for lease, net	$6,520	$6,456

     Future minimum rental income on this operating lease over the non-cancelable period as of December 27, 2002 is as follows:

Fiscal years ending June:
2003	$393
2004	785
2005	785
2006	327

$2,290

Note 8 – Treasury Stock

     On October 23, 2002, the Company’s Board of Directors approved a program to repurchase up to $1,000,000 of its Common Stock. The program, which is open ended, allows the Company to repurchase shares on the open market based on market conditions, availability of cash consistent with the Company’s operating plan, and in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company re-purchased 50,000 shares of its Common Stock in the three months ended December 27, 2002, at a total cost of $49,000.

Note 9 – Related Party Transactions

     In September 2002, the company approved providing its President and Chief Executive Officer with additional relocation benefits of approximately $300,000 in connection with the sale of his California residence. In November 2002, the President made a payment of $675,000 against his outstanding notes receivable to the Company.

Note 10 – Subsequent Event

     On January 29, 2003, the Company announced that it signed a purchase agreement to acquire the net assets used in and directly relating to Polycom, Inc.’s network access product line business (“NAP”) for up to $3 million in cash. The NAP product line consists of the NetEngine family of IADs (integrated access devices) and routers that enable enterprise customers to access broadband and voice over broadband (“VoB”) services.

     The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets and liabilities acquired. In accordance with generally accepted accounting principles, purchased research and development costs allocated to developed technology will be capitalized and amortized over the respective estimated useful lives. The remaining amounts of purchased research and development will be expensed upon the closing of the transaction. Any goodwill resulting from the acquisition will not be amortized but will be included in the Company’s annual review of goodwill and other intangible assets for impairment. The Company expects to complete the preliminary allocation of the purchase price during the third quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company provides voice and data network access solutions to service providers and enterprise customers for DDS, T1/E1, NxT1, T3 and G.SHDSL communication services. The Company develops, manufactures and markets customer premise equipment (“CPE”) and central site solutions for data and telecommunication centers. The Company offers a variety of application-specific solutions for time-division multiplexing, inverse multiplexing, digital cross-connect and IP bridging and routing, as well as converged solutions for access to Frame Relay, ATM and IP-based networks. The Company’s customers include equipment integrators, network service providers (“NSPs”) consisting of wireline and wireless providers, inter-exchange carriers (“IXCs”), local exchange carriers (“LECs”), Internet service providers (“ISPs”), enterprise customers, Fortune 500 companies and various local, state and federal government agencies. The Company was founded in California in 1982 and is a Delaware corporation currently headquartered in Madison, Alabama.

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

	Three months ended		Six months ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.1	70.3	48.1	67.8

Gross profit	51.9	29.7	51.9	32.2

Operating expenses:
Research and development	11.5	26.0	10.5	31.8
Selling, general and administrative	31.8	64.5	28.2	65.6
Asset impairment loss	—	8.9	—	4.7

Total operating expenses	43.3	99.4	38.7	102.1

Income (loss) from operations	8.6	(69.7)	13.2	(69.9)
Interest and other income, net	2.0	1.7	1.5	2.6
Interest expense	(0.8)	(1.2)	(0.6)	(1.3)

Income (loss) before provision for income taxes	9.8	(69.2)	14.1	(68.6)
Provision for income taxes	—	—	—	—

Net income (loss) before cumulative change in
accounting principle, relating to goodwill	9.8	(69.2)	14.1	(68.6)
Cumulative effect of change in accounting
principle, relating to goodwill	—	—	(8.3)	—

Net income (loss)	9.8%	(69.2)%	5.8%	(68.6)%

     Sales. Net sales for the three months ended December 27, 2002 decreased slightly to $6,145,000 from $6,187,000 in the comparable period of the prior fiscal year. Net sales of carrier and carrier access products, primarily AS2000 products, increased 37% to $3,650,000 in the three months ended December 27, 2002 from $2,665,000 in the comparable prior year period due to an increase in sales to the Company’s largest customer, which can fluctuate between quarters based upon the timing of its projects. Net sales of enterprise access products declined by 29.1% in the three months ended December 27, 2002 to $2,496,000 from $3,521,000 for the same period last year. This decrease was primarily a result of decreased spending by our customers, which we believe to be a result of both economic and industry-wide factors, including financial constraints affecting our customers and over-capacity in our customers’ markets. Additionally, this decline also reflects an overall decline in legacy product sales, which has not been offset by an increase in sales of the newer WANsuite products.

     Net sales for the six months ended December 27, 2002 increased 26.9% to $14,858,000 from $11,708,000 for the first six months of the prior fiscal year. This increase in net sales for the six-month period ended December 27, 2002 primarily resulted from an increase in sales volume of the Company’s carrier and carrier access product lines, which increased 75.8% to $9,998,000 in the six months ended December 27, 2002 from $5,688,000 in the comparable prior year period. As noted above, this increase in carrier and carrier access product sales is due to an increase in sales to the Company’s largest customer. Net sales of enterprise access products declined by 19.3% in the six months ended December 27, 2002 to $4,861,000 from $6,020,000 for the same period last year. Also as noted above, this decrease reflects decreased spending by our customers due to both economic and industry-wide factors, as well as the overall decline in legacy product sales. The Company anticipates that reduced capital spending by our customers and the decline in legacy product sales will continue to affect sales until an overall recovery in the telecommunications market begins and the sales of WANsuite products gain wider market acceptance. An overall recovery in the telecommunications market is not expected until at least 2004. In any event, it is challenging to forecast future revenue trends in the current environment.

     The Company’s business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers increased 20.8% to $5,184,000 in the three months ended December 27, 2002 from $4,291,000 in the comparable period in the prior year, and increased 71% to $12,658,000 for the six months ended December 27, 2002 from $7,401,000 in the comparable period of the prior year. Net sales to all other customers declined by 49.3% in the three-month period and 48.9% in the six-month period ended December 27, 2002 from the comparable periods in the prior fiscal year. The Company’s top five customers did not remain the same over these periods.

     Gross Profit. Gross profit increased to 51.9% of net sales for the three months ended December 27, 2002 as compared to 29.7% for the three months ended December 28, 2001, and increased to 51.9% of sales for the six months ended December 27, 2002 as compared to 32.2% for the same period in the prior year. These increases are primarily attributable to the increased sales volume and the benefit from cost reduction measures enacted during the last two years, including productivity gains and lower fixed manufacturing costs, particularly facilities costs, as well as the impact of provision for inventory reserves. The provision for excess & obsolete inventories decreased to $8,000 for the three months ended December 27, 2002 as compared to $751,000 for the three months ended December 28, 2001, and decreased to $180,000 for the six months ended December 27, 2002 as compared to $899,000 for the same period in the prior year.

     Research and Development. Research and development expenditures for the three months ended December 27, 2002 decreased 56.1% to $706,000 from $1,607,000 for the same period in the prior year, and decreased as a percentage of sales from 26.0% to 11.5%. Research and development expenditures for the six months ended December 27, 2002 decreased 58.3% to $1,554,000 from $3,728,000 for the same period in the prior year and decreased as a percentage of sales from 31.8% to 10.5%. These decreases were the result of the suspension of the Company’s optical network access project in October 2001, staff reductions and other cost reduction measures. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company will continue to monitor the level of its investment in research and development activities and adjust spending levels, either upward or downward, based upon anticipated sales volume. The Company currently expects research and development spending to increase in the three months ending March 28, 2003 over the amounts spent in the three months ended December 27, 2002 due primarily to the NAP acquisition discussed below under “Subsequent Event – NAP Acquisition”.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 27, 2002 decreased 51% to $1,956,000 from $3,992,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 64.5% to 31.8%. Selling, general and administrative expenses for the six months ended December 27, 2002 decreased 45.4% to $4,189,000 from $7,677,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 65.6% to 28.2%. The decrease in absolute dollars over the same period in the prior year is primarily due to reduced headcount between the two periods and other cost reduction measures implemented by the Company in fiscal 2002 and 2003. The significant decrease as a percentage of sales is due to lower spending on increased sales dollars. The Company expects that selling, general and administrative expenses will vary over time as a percentage of sales, and expects total spending to increase in the three months ending March 28, 2003 with the NAP acquisition mentioned above.

     Amortization of goodwill and other intangible assets in the three months ended December 27, 2002 and December 28, 2001 was $75,600 and $232,000, respectively. Amortization of goodwill and other intangible assets in the six months ended December 27, 2002 and December 28, 2001 was $151,200 and $484,000, respectively. Amortization for the three and six months ended December 28, 2001 included $116,400 and $233,800 related to goodwill and assembled work force. As of June 29, 2002, the Company adopted SFAS No. 142 and completed the transitional impairment test of its goodwill. As a result, the Company determined that its goodwill was impaired and recorded a charge of $1,232,900 in the quarter ended September 27, 2002. This charge is presented in the condensed consolidated statement of operations as a cumulative effect of change in accounting principle, relating to goodwill.

     Interest and Other Income, Net, and Interest Expense. Interest and other income, net, increased 18.4% to $122,000 for the three months ended December 27, 2002 from $103,000 in the comparable period in the prior fiscal year. Interest and other income, net, decreased 26.3% to $224,000 for the six months ended December 27, 2002 from $304,000 in the comparable period in the prior fiscal year. This decline was a result of lower interest rates and lower average interest bearing assets. Rental income, net of expenses, of $138,000 and $179,000 for the three and six months ended December 27, 2002, respectively, is included in interest and other income, net, as a result of the lease agreement signed with Boeing. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information on the Boeing lease.

     Interest expense declined 33.8% to $47,000 for the three months ended December 27, 2002 from $71,000 in the same period in the prior fiscal year and declined 36.3% to $100,000 from $157,000 for the six months ended December 27, 2002. These decreases are a result of lower interest rates and the lower principal balance on the Company’s debt obligations.

     Provision for Income Taxes. No tax provision or tax benefits were provided in the three or six months ended December 27, 2002 or December 28, 2001 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carryforwards from prior years and the operating loss incurred in fiscal 2001. The Company does not expect to recognize a provision for income taxes in the current year due to its net operating loss carryforwards that totaled approximately $34,500,000 at June 28, 2002.

       LIQUIDITY AND CAPITAL RESOURCES

     On December 27, 2002, the Company’s principal sources of liquidity included $9,790,000 of unrestricted cash, cash equivalents and short-term investments.

     During the six months ended December 27, 2002, cash provided by operating activities was $3,612,000 compared to $6,223,000 used in operating activities during the six months ended December 28, 2001. Net cash provided by operating activities this period was due to income before depreciation, amortization and the cumulative effect of change in accounting principle, which totaled $2,650,000. The decrease in accounts receivable provided cash of $2,466,000 in the six months ended December 27, 2002 compared to $971,000 provided in the comparable period in the prior fiscal year. The increase in inventories for the six months ended December 27, 2002 used $627,000 of cash compared to $1,020,000 of cash provided in the same period last year. Inventories increased during the six months ended December 27, 2002 due to inventory purchases related to the transfer of manufacturing of its AS2000 products from an outside electronics manufacturing services provider to the Company’s facility in Madison, Alabama, which the Company completed during the quarter ended December 27, 2002. Accounts payable and accrued expenses decreased $781,000 in the six-month period ended December 27, 2002 compared to a decrease of $2,177,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the six months ended December 27, 2002 and the comparable prior year period were primarily due to the timing of inventory purchases and the resulting payments to vendors.

     Cash provided by investing activities was $178,000 for the six months ended December 27, 2002 compared to $169,000 used for the six months ended December 28, 2001. The funds provided by investing activities during the six months ended December 27, 2002 are a result of the maturity of short-term investments of $497,000 and proceeds from the repayment of notes receivable of $150,000 reduced by capital expenditures of $469,000. For the six months ended December 28, 2001, cash was used to purchase short-term investments of $72,000 and property, plant and equipment of $97,000.

     Cash provided by financing activities was $269,000 for the six months ended December 27, 2002 as compared to cash used in financing activities of $351,000 for the six months ended December 28, 2001. Payments on long-term debt obligations were $361,000 and $358,000 for the six months ended December 27, 2002 and December 28, 2001, respectively. Proceeds from the issuance of Common Stock under the Company’s stock plans provided $3,000 of cash in the current year and $11,000 in the prior fiscal year. Repayment of notes from stockholders provided $675,000 in the six months ended December 27, 2002 (See Note 9 of Notes to Condensed Consolidated Financial Statements).

     In October 2002, the Company’s Board of Directors approved a program to repurchase up to $1,000,000 of its Common Stock. The program, which is open ended, allows the Company to repurchase shares on the open market based on market conditions, availability of cash consistent with the Company’s operating plan, and in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company re-purchased 50,000 shares of its Common Stock in the three months ended December 27, 2002, at a total cost of $49,000.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans will be adequate to finance the Company’s operations, capital expenditures, research and development programs and stock repurchase program for at least the next twelve months. The Company’s future capital needs will depend on the Company’s ability to meet its current operating forecast, market demand for the Company’s products and the overall economic condition of our customers in the telecommunication sector. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate further cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing and offerings of debt and equity securities.

       SUBSEQUENT EVENT – NAP ACQUISITION

     On January 29, 2003, the Company announced that it signed a purchase agreement to acquire the net assets used in and directly relating to Polycom, Inc.’s network access product line (“NAP”) for up to $3 million in cash. The NAP product line consists of the NetEngine family of IADs (integrated access devices) and routers that enable enterprise customers to access broadband and voice over broadband (“VoB”) services. NAP products support a wide range of broadband transmission standards and end user requirements, and are interoperable with the products of a variety of leading broadband equipment vendors. Verilink paid Polycom $1 million at the closing of the agreement and will pay an additional $250,000 upon the one-year anniversary of the closing and up to $1.75 million in quarterly installments based upon 10 percent of the sales of NetEngine products. In addition, Verilink has agreed to purchase Polycom’s NetEngine related inventories on an as-needed basis. The value of such inventory as of the closing date is approximately $1.9 million. Acquisition-related costs are expected to impact results and cash flow in the near term, and the Company’s overall gross margins in future periods can be expected to decline as a result of the acquisition.

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

     Risks Associated With Acquisitions, Potential Acquisitions and Joint Ventures. An important element of the Company’s historical strategy has been to review acquisition prospects and joint venture opportunities that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. As noted above, on January 29, 2003, the Company announced that it signed a purchase agreement to acquire the net assets used in and directly relating to Polycom, Inc.’s network access product line (“NAP”) for up to $3 million in cash. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company’s business and operating results and/or the price of the Company’s Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. The Company’s management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate the businesses, products, technologies or personnel acquired in the NAP acquisition or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. The failure of the Company to integrate the NAP acquisition or to integrate future potential acquisitions could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

      The Company’s principal competition for its current product offerings are Adtran, Inc., Paradyne Inc., Kentrox (owned by Platinum Equity Holdings), Vina Technologies, Inc., Quick Eagle Networks, Larscom, Inc. and Cisco Systems, Inc. for access routing with integrated WAN interface cards (WIC’s). Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, s uch as Cisco, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.

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

     Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America. The Company has little experience in the European and Far Eastern markets, but with the acquisition of the NAP products in January 2003, intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

       At December 27, 2002, the Company’s investment portfolio consisted of fixed income securities of $101,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 27, 2002, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

       The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 27, 2002, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)

The Annual Meeting of Stockholders of the Company was held on November 13, 2002 (the “Annual Meeting”). The voting of holders of record of 14,996,747 shares of the Company’s Common Stock outstanding at the close of business on September 30, 2002 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b)	The following individuals were elected as Class III Directors of the Company at the Annual Meeting:

		Votes
		Withholding
Class III Director	Votes For	Authority
Leigh S. Belden	13,656,434	1,047,979
Steven C. Taylor	13,668,095	1,036,318

The following Directors’ terms of office as Director continued after the meeting: Howard Oringer, John E. Major and John A. McGuire.

(c)	The amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse stock split of all the issued and outstanding Common Stock of the Company was approved. The stockholders’ vote on this amendment was 14,135,249 shares FOR; 482,615 shares AGAINST; 86,549 shares ABSTAINED from voting; and 0 shares NO VOTE.

(d)	The approval of the Company’s 2002 Stock Incentive Plan and the reserve of 2,500,000 shares for Common Stock for issuance under the plan (before giving effect to the proposed one-for-five reverse stock split) were ratified. The stockholders’ vote on the plan was 7,200,698 shares FOR; 1,603,434 shares AGAINST; 102,949 shares ABSTAINED from voting; and 5,797,332 shares BROKER NON-VOTE.

(e)	The appointment of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants for fiscal year 2003 was ratified. The stockholders’ vote on such appointment was 14,613,481 shares FOR; 22,242 shares AGAINST; 68,690 shares ABSTAINED from voting; and 0 shares NO VOTE.

Item 5. Other Information

     On January 29, 2003, the Company announced that it signed a purchase agreement to acquire the net assets used in and directly relating to Polycom, Inc.’s network access product line for up to $3 million in cash. See Note 10 of Notes to Condensed Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Event – NAP Acquisition.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits Index:

	Exhibit Number	Description of Exhibit

	2.1	Asset Purchase Agreement by and between the Registrant and Polycom, Inc.
dated as of January 28, 2003 (exhibits and schedules omitted, but will be furnished supplementally to the Securities and Exchange Commission upon request)

	99.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to
18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

	99.2	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to
18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

(b)	No reports on Form 8-K were filed during the quarter ended December 27, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

February 7, 2003	By:	/s/	C. W. SMITH

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 7, 2003
	By:	/s/	LEIGH S. BELDEN

Leigh S. Belden
President and Chief Executive Officer
(Principal Executive Officer))

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 7, 2003
By:	/s/	C. W. SMITH

C. W. SMITH
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)