Form 10-Q
period 2003-03-28
VERILINK CORP
filed 2003-05-09
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

Commission file number: 000-28562

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

     The number of shares outstanding of the issuer’s common stock as of April 25, 2003 was 14,663,210.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net sales	$5,447	$3,704	$20,305	$15,412
Cost of sales	3,109	3,271	10,260	11,208

Gross profit	2,338	433	10,045	4,204

Operating expenses:
Research and development	1,029	904	2,583	4,632
Selling, general and administrative	1,460	4,147	5,649	11,824
In-process research and development	316	—	316	—
Impairment of long-lived assets	—	4,815	—	5,365

Total operating expenses	2,805	9,866	8,548	21,821

Income (loss) from operations	(467)	(9,433)	1,497	(17,617)
Interest and other income, net	257	136	481	440
Interest expense	(42)	(58)	(142)	(215)

Income (loss) before provision for income taxes	(252)	(9,355)	1,836	(17,392)
Provision for income taxes	—	—	—	—

Net income (loss) before cumulative change in
accounting principle, relating to goodwill	(252)	(9,355)	1,836	(17,392)
Cumulative effect of change in accounting principle,
relating to goodwill		—	(1,233)	—

Net income (loss)	$(252)	$(9,355)	$603	$(17,392)

Net income (loss) per share, basic and diluted:
Net income (loss) before cumulative change in
accounting principle, relating to goodwill	$(0.02)	$(0.59)	$0.12	$(1.10)

Cumulative effect of change in accounting principle,
relating to goodwill	$—	$—	$(0.08)	$—

Net income (loss)	$(0.02)	$(0.59)	$0.04	$(1.10)

Weighted average shares outstanding:
Basic	14,856	15,945	14,940	15,878

Diluted	14,856	15,945	15,340	15,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 28, 2003 (unaudited)	June 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$7,264	$5,630
Short-term investments	101	598
Accounts receivable, net	3,582	4,045
Inventories, net	2,481	1,246
Other current assets	211	354

Total current assets	13,639	11,873
Property held for lease, net	6,510	6,456
Property, plant and equipment, net	1,470	832
Restricted cash	1,000	1,000
Goodwill, net	—	1,233
Other intangible assets, net	2,317	426
Other assets	437	360

	$25,373	$22,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$729	$711
Accounts payable	1,517	1,445
Accrued expenses	3,980	3,427
Accrued purchase consideration	2,000	—

Total current liabilities	8,226	5,583
Long-term debt and capital lease obligations	3,931	4,480

Total liabilities	12,157	10,063

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares
Authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized;
15,003,034 and 14,996,534 shares issued	150	150
Additional paid-in capital	51,486	51,483
Treasury Stock; 339,824 shares of common stock at cost	(390)	—
Notes receivable from stockholder	(2,340)	(3,230)
Accumulated other comprehensive loss	(32)	(25)
Accumulated deficit	(35,658)	(36,261)

Total stockholders’ equity	13,216	12,117

	$25,373	$22,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	March 28, 2003	March 29, 2002

Cash flows from operating activities:
Net income (loss)	$603	$(17,392)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	931	2,626
In-process research and development	316	—
Impairment of long-lived assets	—	5,365
Research and development expenses related to Beacon Telco agreements, net	—	(583)
Loss on retirement of property, plant and equipment	—	9
Accrued interest on notes receivable from stockholders, net of reserve	(236)	361
Cumulative effect of change in accounting principle, relating to goodwill	1,233	—
Changes in assets and liabilities:
Accounts receivable, net	463	1,371
Inventories, net	(1,235)	1,805
Other assets	66	631
Accounts payable	72	(1,460)
Accrued expenses	129	(23)

Net cash provided by (used in) operating activities	2,342	(7,290)

Cash flows from investing activities:
Purchases of property, plant and equipment	(544)	(106)
Sale (purchase) of short-term investments	497	(82)
Acquisition of NetEngine product line	(1,000)	—
Proceeds from repayment of notes receivable	260	—

Net cash used in investing activities	(787)	(188)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(543)	(539)
Repurchase of common stock	(49)	—
Proceeds from issuance of common stock	3	11
Proceeds from repayments of notes receivable from stockholder	675	—
Change in other comprehensive income (loss)	(7)	(11)

Net cash provided by (used in) financing activities	79	(539)

Net increase (decrease) in cash and cash equivalents	1,634	(8,017)
Cash and cash equivalents at beginning of period	5,630	15,219

Cash and cash equivalents at end of period	$7,264	$7,202

Supplemental disclosures:
Cash paid for interest	$141	$213
Cash paid for income taxes	$17	$15

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

Note 2 – Comprehensive Income (Loss)

     The Company records gains or losses on the Company’s foreign currency translation adjustments and unrealized gains or losses on the Company’s available-for-sale investments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. For the three months ended March 28, 2003 comprehensive loss amounted to $260,000 and for the nine months ended March 28, 2003 comprehensive income amounted to $596,000. Comprehensive loss for the three and nine months ended March 29, 2002 amounted to $9,362,000 and $17,403,000, respectively.

Note 3 – Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended March 28, 2003 and March 29, 2002 (in thousands, except per share amounts):

	Three months ended		Nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net income (loss)	$(252)	$(9,355)	$603	$(17,392)

Weighted average shares outstanding:
Basic	14,856	15,945	14,940	15,878
Effect of potential common stock from the exercise of
stock options	—	—	400	—

Diluted	14,856	15,945	15,340	15,878

Basic earnings (loss) per share	$(0.02)	$(0.59)	$0.04	$(1.10)

Diluted earnings (loss) per share	$(0.02)	$(0.59)	$0.04	$(1.10)

     Options to purchase 1,908,069 and 3,713,521 shares of common stock were outstanding at March 28, 2003 and March 29, 2002, respectively, but were not included in the computation of diluted earnings (loss) per share for the nine months ended March 28, 2003 and March 29, 2002, respectively, because inclusion of such options would have been antidilutive.

Note 4 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	March 28, 2003	June 28, 2002

Inventories:
Raw materials	$3,091	$2,102
Work in process	15	18
Finished goods	2,173	2,336

	5,279	4,456
Less: Inventory reserves	(2,798)	(3,210)

Inventories, net	$2,481	$1,246

Note 5 – Acquisition of NetEngine Product Line

     On January 28, 2003, the Company acquired the net assets used in and directly relating to Polycom, Inc.’s line of NetEngine™ integrated access devices (“IADs”) for up to $3,000,000, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. The results of operations of the NetEngine product line have been included in the consolidated financial statements since that date. The NetEngine family of IADs and routers enable enterprise customers to access broadband and voice over broadband (“VoB”) services.

     Per the acquisition agreement, the Company paid Polycom $1,000,000 at the closing of the agreement and will pay an additional $250,000 upon the one-year anniversary of the closing and up to an additional $1,750,000 will be paid quarterly based upon 10 percent of the sales of NetEngine products. In addition to the purchase consideration, the Company agreed to purchase Polycom’s NetEngine related inventories on an as-needed basis. The value of such inventory as of the closing date was approximately $1,900,000.

     The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to developed technology was capitalized and will be amortized over the respective estimated useful lives. The remaining amounts of purchased research and development were expensed at the closing of the transaction. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$1,000
Remaining estimated purchase price obligation	2,000
Assumed liabilities	286

Total purchase consideration	$3,286

     The purchase consideration was allocated to the estimated fair values of the assets acquired. The purchase price allocation is as follows (in thousands, except years):

	Purchase Price Allocation	Amortization Life

Tangible assets	$780	—
Existing technology	852	4 years
In-process research and development	316	—
Customer relations	1,234	6 years
Trademarks	104	6 years

Total purchase price allocation	$3,286

     The acquisition was funded through available cash. The remaining estimated purchase price obligation is included in accrued purchase consideration on the condensed consolidated balance sheet as of March 28, 2003.

     Pro Forma Financial Information – The following unaudited pro forma summary combines the results of the Company as if the acquisition of the NetEngine product line had occurred on June 30, 2001. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts).

	Three months ended		Nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net sales	$5,901	$5,952	$29,575	$20,694
Net income (loss) before cumulative change in
accounting principle, relating to goodwill	(380)	(10,961)	2,294	(22,775)
Net income (loss)	(380)	(10,961)	1,061	(22,775)
Earnings (loss) per share, basic	$(0.03)	$(0.69)	$0.07	$(1.43)

Note 6 –Goodwill and Other Intangible Assets – Adoption of Statement No. 142

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

     The following table represents the impact on net income (loss) and basic and diluted earnings (loss) per share amounts from the reduction of amortization of goodwill as if SFAS No. 142 was adopted in the first quarter of fiscal 2002 (in thousands, except per share amounts):

	Three months ended		Nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Reported net income (loss)	$(252)	$(9,355)	$603	$(17,392)
Add back: goodwill and assembled work force
amortization	—	68	—	301

Adjusted net income (loss)	(252)	(9,287)	603	(17,091)

Reported basic and diluted earnings (loss) per share	$(0.02)	$(0.59)	$0.04	$(1.10)
Add back: goodwill and assembled work force
amortization per share	—	.01	—	.02

Adjusted earnings (loss) per basic and diluted share	$(0.02)	$(0.58)	$0.04	$(1.08)

Note 7 – Property Held for Lease

     The Company owns a facility in Huntsville, Alabama located at 950 Explorer Boulevard. In August 2002, the Company entered into an agreement with The Boeing Company (“Boeing”) to lease this facility through November 2007. The lease allows Boeing the option of terminating the lease at the end of the 40th month, but also provides an option for Boeing to extend the lease term for five additional two-year periods. Rental income for the three and nine months ended March 28, 2003 totaled $196,000 and $524,000 respectively.

     In April 2003, the Company entered into a letter of intent (“LOI”) to sell this facility. The LOI is subject to a number of conditions, including among others, the purchaser’s ability to obtain appropriate financing and the execution of a binding Purchase and Sale Contract.

Property held for lease consists of the following at March 28, 2003 and June 28, 2002 (in thousands):

	March 28, 2003	June 28, 2002

Land	$1,400	$1,400
Building and improvements	5,505	5,317

	6,905	6,717
Less: Accumulated depreciation	(395)	(261)

Property held for lease, net	$6,510	$6,456

     Future minimum rental income on this operating lease over the non-cancelable period as of March 28, 2003 is as follows (in thousands):

Fiscal years ending June:
2003	$196
2004	785
2005	785
2006	327

$2,093

Note 8 – Transfer of Financial Assets

     In March 2003, the Company entered into an Assignment of Claim agreement whereby certain pre-bankruptcy accounts receivable due from WorldCom, Inc. were sold, transferred and assigned to a third party subject to recourse under certain conditions, which would require the Company to repurchase the WorldCom receivables from the purchaser plus interest at seven percent. The Company provided an allowance against these receivables during fiscal 2002, which are reflected in the financial statements with a zero carrying value. The amount received under this agreement of $146,000 has been recorded as a secured borrowing and is included in accrued expenses in the condensed consolidated balance sheet. The Company will continue to include the amount received in accrued expenses until all conditions that would require repurchase have lapsed, at which point, the amount will be recorded as a credit to bad expense in the statement of operations.

Note 9 – Warranty Liability

     The Company records a warranty provision at the time of the sale. The Company warrants its products for a five-year period. A reconciliation of the changes in warranty liability for the nine months ended March 28, 2003 is (in thousands):

Beginning balance, as of June 28, 2002	$920
Additions:
Additions charged to income	204
Assumed on the acquisition of the NetEngine product line	286
Less deductions from the reserves	(105)

Ending balance, as of March 28, 2003	$1,305

Note 10 – Treasury Stock

     On October 23, 2002, the Company’s Board of Directors approved a program to repurchase up to $1,000,000 of its Common Stock. The program, which is open ended, allows the Company to repurchase shares on the open market based on market conditions, availability of cash consistent with the Company’s operating plan, and in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company re-purchased 50,000 shares of its common stock in the nine months ended March 28, 2003, at a total cost of $49,000.

     As described in Note 12 below, the Company received 289,824 shares of Verilink Common Stock from its President and Chief Executive Officer as of March 24, 2003. These shares were recorded by the Company as treasury stock.

Note 11 – Stock Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan.

     Had the Company recorded compensation based on the estimated grant date fair vale, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under its stock option plan and stock purchase plan, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below for the respective periods (in thousands, except per share amounts):

	Three months ended		Nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net income (loss), as reported	$(252)	$(9,355)	$603	$(17,392)
Deduct: Stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(79)	(103)	(41)	(190)

Pro forma net income (loss)	$(331)	$(9,458)	$562	$(17,582)

Earnings (loss) per share:
Basic – as reported	$(0.02)	$(0.59)	$0.04	$(1.10)

Basic – pro forma	$(0.02)	$(0.59)	$0.04	$(1.11)

Diluted – as reported	$(0.02)	$(0.59)	$0.04	$(1.10)

Diluted – pro forma	$(0.02)	$(0.59)	$0.04	$(1.11)

Note 12 – Related Party Transactions

     In September 2002, the company approved providing its President and Chief Executive Officer with additional relocation benefits of approximately $300,000 in connection with the sale of his California residence. In November 2002, the President and Chief Executive Officer made a cash payment of $675,000 against his outstanding note to the Company due on March

31, 2003. On March 24, 2003 the President paid the remaining balance of this note in full by the surrender of 289,824 shares of the Company’s common stock in accordance with the terms of the note.

Note 13 – Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which has an effective date for transactions occurring after May 15, 2002. This statement rescinds or amends several existing statements related to the extinguishment of debt, intangible assets of motor carriers, certain lease transactions and several other technical corrections to existing pronouncements. SFAS No. 145 does not currently impact the Company’s financial statements.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. SFAS No. 146 does not currently impact the Company’s financial statements.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are included in Note 11 above.

     In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The impact of this interpretation will not have a material impact on the Company’s financial statements. The disclosure requirements of FIN 45 are included in Note 9 above.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company provides voice and data network access solutions to service providers and enterprise customers for DDS, T1/E1, NxT1, T3, ISDN and xDSL communication services. The Company develops, manufactures and markets customer premises equipment and central site solutions for data and telecommunication centers. The Company offers a wide range of VoATM, VoDSL, VoIP, time-division multiplexing, inverse multiplexing and digital cross-connect, as well as converged solutions for access to Frame Relay, ATM and IP-based networks. The Company’s customers include equipment integrators, network service providers consisting of wireline and wireless providers, inter-exchange carriers, local exchange carriers, competitive local exchange carriers, Internet service providers, enterprise customers, Fortune 500 companies and various local, state and federal government agencies. The Company was founded in California in 1982 and is a Delaware corporation currently headquartered in Madison, Alabama.

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

	Three month ended		Nine months ended

	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.1	88.3	50.5	72.7

Gross profit	42.9	11.7	49.5	27.3

Operating expenses:
Research and development	18.9	24.4	12.7	30.1
Selling, general and administrative	26.8	112.0	27.8	76.7
In-process research and development	5.8	—	1.6	—
Impairment of long-lived assets	—	130.0	—	34.8

Total operating expenses	51.5	266.4	42.1	141.6

Income (loss) from operations	(8.6)	(254.7)	7.4	(114.3)
Interest and other income, net	4.7	3.7	2.3	2.9
Interest expense	(0.7)	(1.6)	(0.7)	(1.4)

Income (loss) before provision for income taxes	(4.6)	(252.6)	9.0	(112.8)
Provision for income taxes	—	—	—	—

Net income (loss) before cumulative change in
accounting principle, relating to goodwill	(4.6)	(252.6)	9.0	(112.8)
Cumulative effect of change in accounting
principle, relating to goodwill	—	—	(6.0)	—

Net income (loss)	(4.6)%	(252.6)%	3.0%	(112.8)%

     Sales. Net sales for the three months ended March 28, 2003 increased to $5,447,000 from $3,704,000 in the comparable period of the prior fiscal year. This increase is due to the acquisition of the NetEngine product line that added sales of $2,000,000 from the acquisition date to March 28, 2003. Net sales of carrier and carrier access products, primarily AS2000 products, increased 40.8% to $1,776,000 in the three months ended March 28, 2003 from $1,261,000 in the comparable prior year period due in part to an increase in sales to the Company’s largest customer, which can fluctuate between quarters based upon the timing of its projects. Net sales of enterprise access products increased by 50.3% in the three months ended March 28, 2003 to $3,671,000 from $2,443,000 for the same period last year. This increase was the result of the acquisition of the NetEngine products, which contributed $2,000,000 of sales this quarter. Excluding NetEngine sales, sales of enterprise access products decreased by 31.6% in the three months ended March 28, 2003 compared to the comparable period in the prior year, which we believe to be the lingering impact of both economic and industry-wide factors as well as the effect of one customer shifting to the use of integrated WAN interface cards with routers. Additionally, this decrease also reflects a continuing overall decline in legacy product sales, which has not been offset by a corresponding increase in sales of our newer WANsuite products.

     Net sales for the nine months ended March 28, 2003 increased 31.7% to $20,305,000 from $15,412,000 for the first nine months of the prior fiscal year. This increase in net sales for the nine-month period ended March 28, 2003 resulted from an increase in sales volume of the Company’s carrier and carrier access product lines, as well as sales generated from the purchase of the NetEngine product line. The carrier and carrier access product lines increased 69.6% to $11,777,000 in the nine months ended March 28, 2003 from $6,943,000 in the comparable prior year period due primarily to an increase in sales to the Company’s largest customer. Net sales of enterprise access products, including NetEngine product sales, increased slightly in the nine months ended March 28, 2003 to $8,529,000 from $8,469,000 for the same period last year. As noted above, this net increase is due to the addition of NetEngine products, offset by a decrease in spending by our customers from the impact of economic and industry-wide factors, as well as the overall decline in legacy product sales. The Company anticipates that reduced capital spending by our customers may continue to impact sales until an overall recovery in the telecommunications market begins, which is not expected until at least 2004. In any event, it remains challenging to forecast future revenue trends in the current environment.

     The Company’s business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers increased 42.1% to $3,744,000 in the three months ended March 28, 2003 from $2,635,000 in the comparable period in the prior year, and increased 57.9% to $15,444,000 for the nine months ended March 28, 2003 from $9,780,000 in the comparable period of the prior year. Net sales to all other customers increased by 59.3% in the three-month period and declined by 13.7% in the nine-month period ended March 28, 2003 from the comparable periods in the prior fiscal year. The Company’s top five customers did not remain the same over these periods. The Company expects that sales of NetEngine products will provide additional customer diversification in future quarters. Two of the top five customers during the three months ended March 28, 2003 were NetEngine customers.

     Gross Profit. Gross profit increased to 42.9% of net sales for the three months ended March 28, 2003 as compared to 11.7% for the three months ended March 29, 2002, and increased to 49.5% of sales for the nine months ended March 28, 2003 as compared to 27.3% for the same period in the prior year. These increases are primarily attributable to increased sales volume and the benefit from cost reduction measures enacted during the last two years, including productivity gains and lower fixed manufacturing and facilities costs, as well as the impact of the provision for inventory reserves. The provision for excess and obsolete inventories decreased to $55,000 for the three months ended March 28, 2003 as compared to $867,000 for the three months ended March 29, 2002, and decreased to $150,000 for the nine months ended March 28, 2003 as compared to $1,766,000 for the same period in the prior year.

     Research and Development. Research and development expenditures for the three months ended March 28, 2003 increased 13.8% to $1,029,000 from $904,000 for the same period in the prior year, and decreased as a percentage of sales from 24.4% to 18.9%. Research and development expenditures for the nine months ended March 28, 2003 decreased 44.2% to $2,583,000 from $4,632,000 for the same period in the prior year and decreased as a percentage of sales from 30.1% to 12.7%. The increase for the three month period is a result of the additional staff added with the NetEngine acquisition, while the decrease for the nine month period is a result of the suspension of the Company’s optical network access project in October 2001, staff reductions and other cost reduction measures. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company continues to monitor the level of its investment in research and development activities and adjust spending levels, upward or downward, based upon anticipated sales volume. The Company currently expects research and development spending to increase in the three months ending June 27, 2003 over the amounts spent in the three months ended March 28, 2003 due primarily to a full quarter of cost associated with the NetEngine acquisition.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 28, 2003 decreased 64.8% to $1,460,000 from $4,147,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 112% to 26.8%. Selling, general and administrative expenses for the nine months ended March 28, 2003 decreased 52.2% to $5,649,000 from $11,824,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 76.7% to 27.8%. The decrease in absolute dollars over the same period in the prior year is primarily due to reduced headcount between the two periods, accrued severance costs in the prior year periods, and other cost reduction measures implemented by the Company in fiscal 2002 and 2003. Additionally, selling, general and administrative expenses in the three months ended March 28, 2003 were reduced in total by $443,000 to reflect the collection of notes receivable from former employees that were fully reserved in prior years and to adjust incentive compensation accrual to reflect the lower operating results achieved during the quarter ended March 28, 2003. The significant decrease as a percentage of sales is due to lower spending on increased sales dollars. The Company expects that selling, general and administrative expenses will vary over time as a percentage of sales, and expects selling, general and administrative expenses to increase in the three months ending June 27, 2003 to a level consistent with the three months ended March 28, 2003 excluding the $443,000 credit discussed above.

     Amortization of goodwill and other intangible assets in the three months ended March 28, 2003 and March 29, 2002 was $148,000 and $144,000, respectively. Amortization of goodwill and other intangible assets in the nine months ended March 28, 2003 and March 29, 2002 was $299,000 and $628,000, respectively. Amortization for the three and nine months ended March 29, 2002 included $68,400 and $301,200 related to goodwill and assembled work force. As of June 29, 2002, the Company adopted SFAS No. 142, ceased amortizing goodwill and completed its transitional impairment test of goodwill. As a result, the Company determined that its goodwill was impaired and recorded a charge of $1,232,900 in the quarter ended September 27, 2002. This charge is presented in the condensed consolidated statement of operations as a cumulative effect of change in accounting principle, relating to goodwill.

     In-process Research and Development. The in-process research and development expense of $316,000 in the three months ended March 28, 2003 is the acquisition costs of the NetEngine product line attributable to in-process technologies. The charges for in-process technologies are non-recurring.

     Impairment of Long-lived Assets. The Company completed a review of certain long-lived assets during the three months ended March 29, 2002 and recorded an impairment charge to write down the carrying value of these specific assets by $4,815,000. These assets included the facility located in Cummings Research Park West at 950 Explorer Boulevard, Huntsville, Alabama; furniture and equipment; an investment in a software development company; and software licenses.

     Interest and Other Income, Net, and Interest Expense. Interest and other income, net, increased 89% to $257,000 for the three months ended March 28, 2003 from $136,000 in the comparable period in the prior fiscal year. Interest and other income, net, increased 9.3% to $481,000 for the nine months ended March 28, 2003 from $440,000 in the comparable period in the prior fiscal year. Rental income, net of expenses, of $137,000 and $317,000 for the three and nine months ended March 28, 2003, respectively, is included in interest and other income, net, as a result of the lease agreement signed with Boeing.

     Interest expense declined 27.6% to $42,000 for the three months ended March 28, 2003 from $58,000 in the same period in the prior fiscal year and declined 34% to $142,000 from $215,000 for the nine months ended March 28, 2003. These decreases are a result of lower interest rates and the lower principal balance on the Company’s debt obligations.

     Provision for Income Taxes. No tax provision or tax benefits were provided in the three or nine months ended March 28, 2003 or March 29, 2002 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carryforwards from prior years and the operating loss incurred in fiscal 2001. The Company does not expect to recognize a provision for income taxes in the current year due to its net operating loss carryforwards that totaled approximately $34,500,000 at June 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     On March 28, 2003, the Company’s principal sources of liquidity included $7,365,000 of unrestricted cash, cash equivalents and short-term investments.

     During the nine months ended March 28, 2003, cash provided by operating activities was $2,342,000 compared to $7,290,000 used in operating activities during the nine months ended March 29, 2002. Net cash provided by operating activities in the current period was due to income before depreciation, amortization and the cumulative effect of change in accounting principle, which totaled $2,767,000. The decrease in accounts receivable provided cash of $463,000 in the nine months ended March 28, 2003 compared to $1,371,000 provided in the comparable period in the prior fiscal year. The increase in inventories for the nine months ended March 28, 2003 used $1,235,000 of cash compared to $1,805,000 of cash provided in the same period last year. Inventories increased during the nine months ended March 28, 2003 due to inventory purchases related to the transfer of manufacturing of the Company’s AS2000 products from an outside electronics manufacturing services provider to the Company’s facility in Madison, Alabama, and due to purchases made in connection with the NetEngine product line acquisition. Accounts payable and accrued expenses increased $201,000 in the nine-month period ended March 28, 2003 compared to a decrease of $1,483,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the nine months ended March 28, 2003 and the comparable prior year period were primarily due to the timing of inventory purchases and the resulting payments to vendors.

     Cash used in investing activities was $787,000 for the nine months ended March 28, 2003 compared to $188,000 used for the nine months ended March 29, 2002. The funds used in investing activities during the nine months ended March 28, 2003 are a result of the NetEngine acquisition of $1,000,000 and capital expenditures of $544,000 reduced by maturity of short-term investments of $497,000 and proceeds from the repayment of notes receivable of $260,000. For the nine months ended March 29, 2002, cash was used to purchase short-term investments of $82,000 and property, plant and equipment of $106,000.

     Cash provided by financing activities was $79,000 for the nine months ended March 28, 2003 as compared to cash used in financing activities of $539,000 for the nine months ended March 29, 2002. Payments on long-term debt and capital lease obligations were $543,000 and $539,000 for the nine months ended March 28, 2003 and March 29, 2002, respectively. Proceeds from the issuance of common stock under the Company’s stock plans provided $3,000 of cash in the current year and $11,000 in the prior fiscal year. Repayment of notes from stockholders provided $675,000 in the nine months ended March 28, 2003 (See Note 12 of Notes to Condensed Consolidated Financial Statements).

     In April 2003, the Company entered into a letter of intent (“LOI”) to sell its facility in Huntsville, Alabama located at 950 Explorer Boulevard. The LOI is subject to a number of conditions, including among others, the purchaser’s ability to obtain appropriate financing and the execution of a binding Purchase and Sale Contract. In connection with the sell of this facility, the Company expects to retire all its long-term debt.

     In October 2002, the Company’s Board of Directors approved a program to repurchase up to $1,000,000 of its Common Stock. The program, which is open ended, allows the Company to repurchase shares on the open market based on market conditions, availability of cash consistent with the Company’s operating plan, and in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company re-purchased 50,000 shares of its Common Stock in the nine months ended March 28, 2003, at a total cost of $49,000.

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

NETENGINE PRODUCT LINE ACQUISITION

     On January 28, 2003, the Company acquired the net assets used in and directly relating to Polycom, Inc.’s line of NetEngine integrated access devices (“IADs”) for up to $3,000,000, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. The NetEngine family of IADs (integrated access devices) and routers enable enterprise customers to access broadband and voice over broadband (“VoB”) services. NetEngine products support a wide range of broadband transmission standards and end user requirements, and are interoperable with the products of a variety of leading broadband equipment vendors. The Company paid Polycom $1 million at the closing of the agreement and will pay an additional $250,000 upon the one-year anniversary of the closing and up to $1.75 million in quarterly installments based upon 10 percent of the sales of NetEngine products. The remaining estimated purchase price obligation is included in accrued purchase consideration on the condensed consolidated balance sheet as of March 28, 2003. In addition, the Company has agreed to purchase Polycom’s NetEngine related inventories on an as-needed basis. The value of such inventory as of the closing date is approximately $1.9 million. The Company’s overall gross margins in future periods can be expected to decline as a result of the acquisition.

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

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. The Company’s long-lived assets include, but are not limited to, the facility located at 950 Explorer Boulevard, related furniture and equipment, software licenses, goodwill and intangible assets related to a acquisitions.

     In assessing the recoverability of the Company’s long-lived assets, the Company obtained a third-party appraisal during fiscal 2002 for its facility located at 950 Explorer Boulevard, and made assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. In April 2003, the Company entered into a letter of intent to sell this facility as discussed above. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and completed the analysis of its goodwill for impairment. The Company recorded an impairment charge of $1,232,900 during the three months ended September 27, 2002 related to goodwill.

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

     Valuation of Notes Receivable. The Company continually assesses the collectability of assets classified as outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current data. Should our actual experience with respect to collections differ from our initial assessment, adjustments in the reserves will be recorded.

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

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding anticipated reduced spending by the Company’s customers; the expected increase in research and development expenses; a significant level of investment in product development; and the adequacy of the Company’s cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company’s Reports on Forms 10-Q and the Company’s Annual Report on Form 10-K.

     Dependence on Legacy Products, Recently Introduced Products and New Product Development. The Company’s future results of operations are highly dependent on market acceptance of existing and future applications for the Company’s WANsuite family of integrated access devices, the recently acquired NetEngine products and new products in development. The majority of sales continue to be provided by the Company’s legacy products, primarily the AS2000 product line which represented approximately 53% of net sales in fiscal 2002, 61% of net sales in fiscal 2001 and 58% of net sales in fiscal 2000. Sales of WANsuite products represented approximately 8% and 2% of net sales in fiscal 2002 and 2001, respectively. The Company anticipates that net sales of its legacy products will continue to shrink as newly introduced products by the Company and its competitors capture market share.

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

     Risks Associated With Acquisitions, Potential Acquisitions and Joint Ventures. An important element of the Company’s historical strategy has been to review acquisition prospects and joint venture opportunities that would complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer growth opportunities. As noted above, on January 28, 2003, the Company acquired the net assets used in and directly relating to Polycom, Inc.’s line of NetEngine integrated access devices (“IADs”) for up to $3,000,000, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company’s business and operating results and/or the price of the Company’s Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. The Company’s management has limited prior experience in assimilating such transactions. No assurance can be given as to the ability of the Company to successfully integrate the businesses, products, technologies or personnel acquired in the NetEngine acquisition or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. The failure of the Company to integrate the NetEngine product line acquisition or to integrate future potential acquisitions could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     Nasdaq SmallCap Market Continued Listing Requirements. If the Company’s common stock trades below a $1.00 minimum bid price for 30 consecutive trading days, the Company would receive a Nasdaq deficiency notice for failure to meet the continued listing criteria of the Nasdaq SmallCap Market. If Nasdaq issues a deficiency notice, the Company will have 180 days to regain compliance with the minimum bid price requirement. If the Company is unable to regain compliance with the $1.00 minimum bid price within that 180 day period, it may be eligible to receive an additional 180 days to regain compliance if the Company maintains stockholders’ equity in excess of $5 million. If delisted from the Nasdaq SmallCap Market, the Company’s common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company’s common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, delisting from the Nasdaq SmallCap Market may cause a decline in the stock price, reduced liquidity in the trading market for the common stock, and difficulty in obtaining future financing.

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

     Competition. The market for telecommunications network access equipment is characterized as highly competitive with price erosions on certain aging technologies. This market, in the past, has been subject to rapid technological change, regulatory developments and new entrants. The market for integrated access devices, such as the Access System 2000, WANsuite and NetEngine product lines, and for enterprise termination devices, such as the PRISM product line, is subject to rapid change. The Company believes that the primary competitive factors in this market are the development and rapid introduction of products based on new technologies, high product value in price versus performance comparisons, support for multiple types of communication services, increased network monitoring and control, product reliability, and quality of customer support. There can be no assurance that the Company’s current products and future products will be able to compete successfully with respect to these or other factors.

     The Company’s principal competition for its current product offerings are Adtran, Inc., Paradyne Inc., Kentrox (owned by Platinum Equity Holdings), Vina Technologies, Inc., Quick Eagle Networks, Larscom, Inc., Carrier Access Corporation, Netopia, RAD and Cisco Systems, Inc. for access routing with integrated WAN interface cards (WIC’s). Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to the Company’s current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. These include direct WAN interfaces in certain products, which may erode the addressable market for separate network termination products. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to the Company’s products and planned products, the Company’s business, financial condition and results of operations could be materially adversely affected.

     The Company believes that the market for basic network termination products is mature and that margins are eroding, but the market for feature-enhanced network termination and high bandwidth network access products may continue to grow and expand, as more “capability” and “intelligence” moves outward from the central office to the enterprise. The Company expects emerging voice services such as VoIP, VoDSL, VoATM and IP Centrex, as well as continued data demands will drive the next wave of spending in this market, if and when it occurs.

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

     Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America. The Company has little experience in the European and Far Eastern markets, but with the acquisition of the NetEngine products in January 2003, intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At March 28, 2003, the Company’s investment portfolio consisted of fixed income securities of $101,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 28, 2003, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 28, 2003, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

Item 4. Controls and Procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

PART II. OTHER INFORMATION

Item 5. Other Information

     On January 28, 2003, the Company signed a purchase agreement to acquire the net assets used in and directly relating to Polycom, Inc.’s line of NetEngine integrated access devices (“IADs”) for up to $3,000,000, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. See Note 5 of Notes to Condensed Consolidated Financial Statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – NetEngine Product Line Acquisition.”

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

(b)      No reports on Form 8-K were filed during the quarter ended March 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

May 9, 2003	By:

C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Leigh S. Belden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

By:
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

Date: May 9, 2003

By:
C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)