Form 10-K
period 2003-06-27
VERILINK CORP
filed 2003-09-24
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 27, 2003

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
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |  |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |  |

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |  |   No |X|

     The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on December 27, 2002, as reported by the Nasdaq SmallCap Market was $12,725,553. Shares of Common Stock held by each officer and director and by each person believed by the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of August 29, 2003, the registrant had outstanding 14,699,974 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held November 13, 2003 (the “Proxy Statement”), (Part III).

PART I

Item 1. Business

Company Overview

     Verilink Corporation (the “Company”) provides telecommunications products that address the wireless infrastructure, voice and data integrated access, and wireline service delivery markets. The Company develops, manufactures, and markets integrated access devices, centralized access systems, and infrastructure service enabling equipment for network service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners. These products are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), wireless backhaul aggregation, Frame Relay, point-to-point services, Internet protocol (“IP”) access routing, and the evolving transition from time-division multiplexing (“TDM”) to IP. The Company’s customers include Regional Bell Operating Companies (“RBOCs”), interexchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph (“PTT”) administrations, wireless service providers, equipment vendors, enterprise customers, and various local, state, and federal government agencies. The Company was founded in California in 1982 and is a Delaware corporation. Verilink is traded on the NASDAQ SmallCap Market, under the symbol “VRLK”.

Product Acquisitions

     On January 28, 2003, the Company acquired the net assets used in and directly relating to Polycom, Inc.‘s line of NetEngine integrated access devices (“IADs”). The NetEngine family of IADs and routers enables enterprise customers to access broadband and voice over broadband (“VoB”) services. NetEngine products support a wide range of broadband transmission standards and end user requirements, and are interoperable with the products of a variety of leading broadband equipment vendors.

     On July 22, 2003, the Company acquired the net assets used in and directly relating to Terayon Communication System, Inc.‘s Miniplex product line for telecom carriers. This product line gives telephone companies the capability to provide multiple plain old telephone services (“POTS”) connections over a single copper pair – a more cost-effective alternative to resolving copper exhaust problems than the installation of new copper cable. Utilization of the Miniplex product as a pair gain solution also saves companies the time and expense involved in the system turn-up of a traditional digital loop carrier (“DLC”) system. The information presented below in “Our Markets”, “Our Products”, “Manufacturing and Quality”, and “Competition” includes a further discussion of the Miniplex products.

State of the Industry

     Both network service providers and telecommunications equipment manufacturers have experienced difficulties over the past several years as a result of numerous factors, including economic conditions, excess network capacity and the financial condition of many key industry players. New services driven by advances in IP, specifically VoIP, are beginning to be more commonplace in the enterprise networks. A recent survey by Distributed Networking Associates, Inc. shows companies devoting 36% of their IT resources to both voice and data applications equally in 2003, a significant increase from 23% in a similar survey taken in 2002. Acceptance of xDSL, cable, and wireless broadband services has provided network service providers with market and financial impetus for network upgrades and investments in new packet-based offerings. Recent Federal Communications Commission (“FCC”) rulings requiring the RBOCs to unbundle and resell their legacy network to competitors at significant discounts do not apply to their investments in packet-based technologies. Many telecommunications analysts believe that this in turn may compel the RBOCs to invest considerable capital into next generation packet networks.

     Although the Company has experienced an increase in both Request for Proposals (“RFPs”) and Request for Information (“RFIs”) from network service providers domestically, as well as internationally, the nature and timing of carrier spending for the next 12 to 18 months remains uncertain. Mergers, acquisitions, and strategic partnerships for equipment vendors are expected to remain commonplace as service providers demand tighter product integration and interoperability for deployment in their packet-based networks.

Our Markets

Voice and Data Access

     The Company designs, manufactures, and sells products for end user connectivity to the wide area network (“WAN”) for voice, video, and data applications. These products are commonly deployed at enterprise locations including main and branch offices, remote offices, as well as the small office/home office (“SOHO”). The applications supported at these locations include both standard TDM and packet based voice calls, facsimile, high speed data, Internet access, or video conferencing capabilities and require access to the public switched network, the Internet, or a private leased line network.

     The Company’s products support the connection of customer equipment such as telephone sets, PBXs, routers, computers, servers, video conferencing equipment, and remote terminal equipment to the WAN. This equipment is typically installed in a telephone equipment or terminal room or on the employee desktop depending on the scale and the scope of the application. As such, this equipment is often referred to as customer premises equipment (“CPE”), if owned by the end user, or customer located equipment (“CLE”), if owned by the service provider, and offered as a component of a bundled service offering.

     The Company’s access device portfolio consists of equipment for 56/64kbps circuits, xDSL services, T1/E1 facilities, multiplexed T1/E1 circuits, and T3 services. The range of products includes simple CSU/DSUs, channel banks, and intelligent IADs with routing/bridging functionality. DSL products consist of ADSL, SDSL, and SHDSL IADs and routers.

     In addition to supporting legacy TDM applications, the Company offers devices that support packet based applications utilizing Frame Relay, ATM, and IP protocols, including the growing VoATM/VoDSL markets and the emerging market for VoIP applications. The Company assists service providers and end users migrating their legacy networks from TDM to packet based networks by providing a single IAD that can be utilized in either network simply by setting the unit’s configuration. No additional equipment or software purchase is required.

     In addition to simply providing the connection to or termination of the circuit, the Company has incorporated extensive alarm and data collection capabilities as well as support for Simple Network Management Protocol (“SNMP”) based element management systems within many of the products. These features and functions provide end users access to key network performance statistics and measurements that allow them to track system uptime and performance, verify that the circuit is properly maintained and utilized, and enforce service level agreements with the service provider. Service providers can use this data to verify network performance and to proactively identify and troubleshoot system and circuit problems.

Wireless Infrastructure

     The Company provides equipment to wireless service providers for use in the wireline backhaul portion of their networks. In addition, the Company’s channel service units have been integrated by wireless infrastructure equipment providers as a key component to their overall system solution. The Company’s devices are used to terminate the land line T1 or E1 service at both the tower location, often referred to as the “cell site”, and at the wireless provider’s switching center.

     As wireless service has evolved and new infrastructure technologies have emerged, the Company also provides equipment that enables the service provider to overlay multiple wireless technologies in the most cost effective manner. This is accomplished by using the Company’s products that allow the carrier to allocate individual channels from a single T1 or E1 to the appropriate technology’s equipment. This provides significant cost savings by allowing the carrier to utilize current unused capacity rather than requiring the carrier to purchase additional circuits to accomplish the same result.

     The Company also provides equipment that is used by wireless service providers in their provisioning of the FCC mandated E-911 services.

Wireline Service Delivery

     The Miniplex product line allows the Company to offer digital pair gain equipment to ILECs, which enables the delivery of multiple POTS over a single copper pair. The Company provides ILECs a more cost effective solution to solving the problem of copper exhaust by enabling the delivery of two or four POTS lines over a single pair. Copper exhaust occurs when all of the copper pairs in a telephone cable are either currently in use providing telecommunications services or are defective. In these instances when a new or additional service is requested and no cable pair is available, the Company’s digital channel products can be deployed and the service request fulfilled. This is a cost-effective alternative for ILECs when compared with the cost of placing additional cable or turning up additional expensive digital loop carrier systems.

Products

     The Company develops products and product families to address issues and applications faced by both wireline and wireless communications carriers and enterprises. The Company’s products utilized by wireline carriers are typically deployed in either the last mile of their networks and enable the delivery of telecommunications services to end users, both business and residential customers, or in their internal corporate communications networks providing the communications connectivity within the corporation. The Company’s products utilized by the enterprise customers typically are deployed as access devices connecting the corporation’s offices to the telecommunications network.

NetEngine Product Family

     The Company’s NetEngine product family consists of access devices that terminate a T1 or DSL based service and provide the end user the ability to send and receive both voice calls and data transmissions via a single connection. This connection may be a T1, an ADSL, an SDSL, or an SHDSL connection. Models are equipped with 2-, 4-, 8-, 16- or 24-voice ports and an Ethernet interface with integrated routing protocols and functionality. Certain models also come equipped with a universal serial interface for connectivity to additional data devices such as external routers. ADSL and SHDSL models also exist that provide 2 or 4 basic rate ISDN (“BRI”) connections for certain international applications.

     The NetEngine products support applications utilizing TDM, ATM, or Frame Relay protocols. The devices can move from one protocol application to the other by simply changing the configuration of the unit.

Access System 2000

     The Company’s Access System 2000 (“AS2000™”) is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. AS2000 products are installed at the origination and termination points at which service providers offer communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing and inverse multiplexing functions for T1, E1, multi-T1, multi-E1 and T3 access links. A key feature of the AS2000 is its flexibility and adaptability made possible by a modular architecture that allows customers to access new services or expanded network capacity simply by configuring or changing circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 CSU/DSU, automatic protection switch and an SNMP management agent. Modular line cards from the WANsuite product family are also available for the AS2000 system for applications involving SCADA, IP routing and CSU/DSU terminations.

Miniplex Product Family

     The Miniplex product line consists of chassis and channel units that allow telecommunications service providers to provide 2 or 4 POTS lines over a single copper pair. Additional plug-in units that are compatible with certain digital loop carrier systems that are widely deployed in wireline telecommunications networks today are also available. This solution provides a cost effective means of addressing situations where an ILEC must provide more services than the copper plant was originally engineered to handle.

WANsuite Product Family

     The Company’s WANsuite product family is a suite of software programmable, intelligent integrated access devices that target customer premises applications for last mile or network edge communications. The WANsuite platform supports copper-based transmission services for 56/64kbps, T1, E1 and SHDSL, and includes software support for TDM, ATM, Frame Relay and IP services and applications. The WANsuite product line combines integrated channel service/data service units (“CSU/DSU”), bridging and routing, probe and network monitoring capabilities. WANsuite products also utilize an embedded web server to provide an innovative user interface that aligns with the Internet for ease-of-use by service providers and end users. Among the key WANsuite features are a powerful web interface for simplified configuration, automatic protection switching (“APS”), performance monitoring and diagnostics for all service layers, and access routing, bridging, and switching for Frame Relay, ATM, Ethernet and IP applications.

PRISM Product Family

     The Company’s PRISM product family supports legacy TDM applications at transmission rates ranging from 56/64kbps through T1/E1. Products included in this family are the NEBs compliant 1024 shelf system, 1051 shelf, 3030/3060 intelligent channel bank, 2000 & 2100 CSUs and 3111/3112 CSU/DSUs. These devices provide physical layer performance monitoring and diagnostic functions. Management of the PRISM product family ranges from SNMP through simple DIP switches. The Company’s PRISM products are produced to carrier-grade standards of quality and are typically found deployed in the mission-critical applications used by wireline and wireless carriers, banks, utilities, government and other corporate enterprises.

ISNP – Industry Standard Networking Products

     The ISNP product set is a family of industry standard network access devices targeted at enterprise customers via the reseller channel in North America. The product portfolio consists of standards-based access equipment for 56/64kbps and T1 services, and incorporates interfaces for asynchronous and synchronous applications and network support for TDM, Frame Relay, and IP services. This family of standard application access devices provides the reseller community with opportunities to provide high quality access solutions and improve their operating margins in the process.

Sales, Marketing and Customer Support

Sales and Marketing

     The Company sells its products and services in North America to wireline telecommunications services providers, wireless communications providers, and enterprise customers through a direct sales force; indirect channels including distributors, system integrators and value-added resellers; OEM relationships; and private label arrangements with other parties.

     The domestic direct sales force is located throughout the United States and is supported by an organization of sales engineers that provides the Company’s customers with both pre- and post-sale technical assistance. The joint efforts of these two organizations provide the Company with a greater understanding of our customer’s requirements, needs, and problems that need resolution. The Company believes this knowledge helps it to build long-term relationships and alliances with its key customers.

     The Company utilizes indirect channels to sell its products and services to independent telephone companies; CLECs; large, medium, and small enterprise customers; and federal, state, and local government agencies. These indirect channels include a master-distributor relationship with Interlink Communication Systems and premier partnerships with Phillips Communications, Integrated Communications, Inc., Inter-Tel, Primary Telecommunications, Inc, Allencom, and Nextira One.

     The Company has OEM and private label arrangements with other telecommunications equipment providers. These other companies typically bundle our products with one or more of their own products and sell the bundle as a system solution to service providers.

     Outside of the United States, the Company’s products are sold via strategic relationships with large, multi-national telecommunications equipment providers and in-country distribution and support channels. There are instances in which the Company sells directly to a Service Provider outside of the United States.

     The field sales organizations, distributors, OEMs, and strategic partners are supported by marketing, sales support, and customer support organizations.

     A small number of customers continue to account for a majority of the Company’s sales. In fiscal 2003, net sales to Nortel Networks and Interlink Communications Systems accounted for 51% and 11% of the Company’s net sales, respectively, and the Company’s top five customers accounted for 77% of the Company’s net sales. In fiscal 2002, net sales to Nortel Networks and Interlink Communications Systems accounted for 36% and 15% of the Company’s net sales, respectively, and the Company’s top five customers accounted for 71% of the Company’s net sales. In fiscal 2001, net sales to Nortel Networks accounted for 37% of the Company’s net sales, and net sales to the Company’s top five customers accounted for 66% of the Company’s net sales. Other than Nortel Networks and Interlink Communications Systems, no customer accounted for more than 10% of the Company’s net sales in fiscal years 2003, 2002 or 2001.

Customer Service and Support

     The Company maintains 24-hour, 7-day a week telephone support for all of its customers. The Company provides, for a fee, direct installation and service of its products utilizing its own resources or resources available under a Worldwide Equipment Support agreement with Vital Network Services, Inc. The Company provides product training and support to its customers dealing with the installation, operation and maintenance of the Company’s products. Additionally, the Company also offers various levels of maintenance agreements to its customers, for a fee, which provide for on-site service in response to customer reported difficulties.

Research and Development

     The Company’s research and development efforts are focused on developing new products, core technologies and enhancements to existing products. During the past year, product development activities included enhancements of the existing WANsuite integrated access product family and the NetEngine integrated access device product family. The enhancements to both product families included advanced protocol development and customer requested feature additions. Additionally, new products were developed in both the WANsuite and NetEngine families over the past 12 months. These new products were developed to address both legacy and developing markets such as Auto Protection Switching (“APS”) and VoIP, respectively. The Company’s product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internetworking industries and on the development of low-cost CPE devices and IADs that leverage advancements in hardware and software technology to reduce product cost while increasing functionality.

     During fiscal 2003, 2002 and 2001, total research and development expenditures were $3,985,000, $5,505,000 and $19,682,000, respectively. Research and development expenditures in fiscal 2002 and 2001 related to the optical network access development project, which the Company suspended in October 2001, were $688,000 and $11,538,000, respectively. All research and development expenses are charged to expense as incurred.

     The markets for the Company’s products have been characterized historically by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company’s customer base. During the last two fiscal years, the markets for the company’s products have slowed their rate in acceptance of newer technologies as capital spending by carriers and enterprises was reduced. However, the Company expects to continue its investment in research and development in fiscal 2004 for product development of specific technologies, such as IP, QoS, xDSL, VoIP, VPN, data security, and network management, as well as to respond to market demand and new service offerings from service providers. Research and development activities may also include development of new products and markets based on the Company’s expertise in telecommunications network access technologies. See “Item 7. Factors Affecting Future Results — Dependence on Legacy and Recently Introduced Products and New Product Development”.

Manufacturing and Quality

     The Company’s manufacturing operations located in Madison, Alabama support the manufacturing of all product lines except Miniplex products, and consist primarily of material requirements planning, materials procurement and final assembly, test and quality control of subassemblies and systems. The Company performs virtually all aspects of its manufacturing process for the products at its Madison facility, with the exception of surface mounted printed circuit board assembly. The Company achieved TL 9000 registration in March 2002 and recertification on July 18, 2003. TL 9000, which includes ISO 9001:2000, established by the Quality Excellence for Suppliers of Telecommunications (QuEST) Forum is an industry-specific standard fostering quality system requirements and metrics for the design, development, production, delivery, installation and service, emphasizing customer/supplier relations, continuous improvement, standardization metrics and cost reduction. Increasingly, TL 9000 is a contractual requirement in the telecommunications industry.

     The Company entered into an agreement in August 2003 with an electronics manufacturing services provider to outsource substantially all of its procurement, assembly, and final testing of the Miniplex product line.

Competition

     The market for telecommunications network access equipment addressed by the Company’s NetEngine, AS2000, and WANsuite product families can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements, and the entrance of low cost manufacturers. The Company believes that the primary competitive factors in this market are listed below. There can be no assurance that the Company’s current products and future products will be able to compete successfully with respect to these or other factors.

•	Rapid development and introduction of new technologies;
•	New low cost products due to the advances in chip set reference designs;
•	Evolving product feature requirements;
•	High voice quality for VoATM and VoIP applications;
•	High product reliability and quality; and
•	High quality customer support.

     The Company’s principal competitors in the market for network access devices include: Adtran, Inc., AudioCodes Ltd., Carrier Access Corporation, Cisco Systems, Inc., Siemens, Kentrox, Larscom, Inc., Paradyne Inc., Paragon Networks, RAD, Quick Eagle Networks, and Telco Systems.

     The market for the Company’s PRISM, ISNP, and Miniplex product lines can be characterized as declining with a small number of highly competitive firms. The technology is not considered new and the market has experienced decline in recent years. The Company believes that the primary competitive factors in this market are:

•	Delivery of product in the timeframe to meet the customer’s needs;
•	High product reliability and quality;
•	Discontinuance of critical product components;
•	Movement to emerging technologies;
•	Ability of firms to incorporate the functionality of multiple stand alone products into one unit; and
•	Ability of firms to design plug-in modules compatible with existing shelf capacity of competitor products.

     The Company’s principal competitors in this market include: ADC, Adtran, Inc., Charles Industries, General Datacomm Corporation, GoDigital Networks, Kentrox, and Larscom.

     There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future. See “Item 7. Factors Affecting Future Results — Competition”.

Intellectual Property and Other Proprietary Rights

     The Company relies upon a combination of patent, trade secret, copyright, and trademark laws as well as contractual restrictions to establish and protect proprietary rights in its products and technologies. The Company has been issued certain U.S., Canadian, and European patents with respect to limited aspects of its network access technology. The Company has not yet obtained significant patent protection for its Access System or WANsuite technologies. There can be no assurance that third parties have not, or will not, develop equivalent technologies or products without infringing the Company’s patents or that a court having jurisdiction over a dispute involving such patents would hold the Company’s patents valid, enforceable, and infringed by such other technologies or products. There can be no assurance that these arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, the Company’s business, financial condition and results of operations could be materially adversely affected. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Factors Affecting Future Results — Limited Protection of Intellectual Property”.

     The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. Software comprises a substantial portion of the technology in the Company’s products. The scope of protection accorded to patents covering software-related inventions is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition, and results of operations would be materially adversely affected. See “Item 7. Factors Affecting Future Results — Risk of Third Party Claims Infringement”.

Employees

     As of June 27, 2003, the Company had 85 full-time and 6 temporary employees worldwide, of whom 25 were employed in engineering, 23 in sales, marketing and customer service, 31 in manufacturing and 12 in general and administration. All employees are located in the United States except one employee in Great Britain.

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

Item 2. Properties

     The Company is headquartered in Madison, Alabama. In July 2002, the Company entered into a three year lease for office and warehouse space containing approximately 43,750 square feet for its headquarters, research and development, and manufacturing personnel. In addition, the Company has a sales office located in Dallas, TX, and a research and development office in Goleta, California. These properties are occupied under operating leases that expire on various dates through the year 2004, with options to renew in most instances.

     On August 2, 2002, the Company leased a facility owned by the Company located at 950 Explorer Boulevard in Huntsville, Alabama to The Boeing Company under a lease that expires in November 2007. The lease allows the lessee to terminate the lease at the end of the 40th month, but also includes the option to extend the lease term for five additional two-year periods. During fiscal 2002 and 2001, this facility was the Company’s headquarters and principal administrative, research and development, and manufacturing facility.

     In connection with the Miniplex acquisition, the Company entered into two lease agreements for office and warehouse space containing approximately 24,075 square feet located in Fremont, California. These properties are occupied under operating leases, one of which expires in August 2004 and the second of which provides for a month-to-month renewal.

Item 3. Legal Proceedings

     The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended June 27, 2003.

Executive Officers of the Company

     Set forth below is certain information concerning executive officers of the Company. Unless otherwise indicated, the information set forth is as of June 27, 2003.

     Mr. Leigh S. Belden, age 53, has served as the Company’s President and Chief Executive Officer since he re-joined the Company in January 2002 and from its inception in December 1982 until his prior retirement from this position in March 1999. Mr. Belden co-founded the Company and has served as a Director since its inception in December 1982. From 1980 to 1982, he was Vice President of Marketing for Cushman Electronics, Inc., a manufacturer of telephone central office and two-way radio test equipment. Previously, he held various international and domestic sales and marketing management positions for California Microwave, Inc. Mr. Belden received a B.S. in Electrical Engineering and Computer Sciences from the University of California at Berkeley and an M.B.A. from Santa Clara University.

     Mr. S. Todd Westbrook, age 41, has served the Company as Vice President, Operations since February 2000. From July 1998 until joining the Company, Mr. Westbrook served as the president of ZAE Research, Inc., a firm engaged in electronics design. From April 1987 to July 1998, Mr. Westbrook held several positions at AVEX Electronics, Inc. including Vice President of North America Operations from March 1996 to July 1998. Mr. Westbrook received a B.S. in Industrial Engineering from Auburn University.

     Mr. C. W. Smith, age 49, has served as Vice President and Chief Financial Officer of the Company since November 2001. Mr. Smith joined the Company in November 1998 as Controller of the Company’s Huntsville operations. In September 1999, Mr. Smith was promoted to the position of Vice President and Corporate Controller. From February 1995 until joining the Company, Mr. Smith served as Vice President, Finance for TxPort, Inc. Mr. Smith received a B.S. in Accounting from the University of Alabama and holds a CPA certificate in the state of Alabama.

     There are no family relationships among any of the directors or executive officers of the Company.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock began trading on The Nasdaq SmallCap Market (“Nasdaq”) under the symbol “VRLK” on July 1, 2002. Prior to this date, the Company’s Common Stock traded on The Nasdaq National Market. As of September 8, 2003, the Company had 136 shareholders of record and approximately 3,600 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the Common Stock as reported by Nasdaq for the periods indicated:

Fiscal 2003 – Quarter Ended		June 27	March 28	December 27	September 27
Market Price:	High	$2.00	$2.66	$1.49	$0.79
	Low	$0.50	$0.81	$0.24	$0.20

Fiscal 2002 – Quarter Ended		June 28	March 29	December 28	September 28
Market Price:	High	$0.55	$0.99	$2.00	$4.06
	Low	$0.18	$0.41	$0.77	$1.45

The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data concerning the Company for and as of the end of each of the fiscal years are derived from the audited consolidated financial statements of the Company. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of the Company as of June 27, 2003 and June 28, 2002, and for each of the three years in the period ended June 27, 2003, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report.

Financial Information by Year
(in thousands, except per share amounts and number of employees)

	Fiscal Year Ended
	June 27, 2003(1)	June 28, 2002	June 29, 2001(2)	June 30, 2000(3)	June 27, 1999(4)
Results of Operations Data:
Net sales	$28,104	$23,413	$44,956	$67,661	$59,553
Gross profit	$14,165	$8,016	$20,541	$33,698	$27,729
Income (loss) from operations	$2,278	$(17,449)	$(17,183)	$(5,759)	$(14,901)
Net income (loss)	$1,520	$(17,240)	$(22,755)	$25	$(13,666)
Per share amounts:
Net income (loss):
Basic	$0.10	$(1.09)	$(1.51)	$0.00	$(0.98)
Diluted	$0.10	$(1.09)	$(1.51)	$0.00	$(0.98)
Number of weighted average shares outstanding:
Basic	14,871	15,816	15,095	14,238	13,929
Diluted	15,294	15,816	15,095	15,192	13,929
Cash dividends (5)	—	—	—	—	—
Research and development as a percentage of sales	14.2%	23.5%	43.8%	13.2%	22.5%
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$8,604	$6,228	$15,735	$10,696	$17,961
Working capital	$6,379	$6,290	$16,251	$26,352	$25,960
Capital expenditures	$602	$340	$5,304	$7,333	$2,586
Total assets	$26,309	$22,180	$42,941	$58,720	$54,281
Long-term debt	$3,749	$4,480	$5,210	$3,521	$—
Total stockholders’ equity	$14,099	$12,117	$29,600	$45,114	$40,139
Employees	91	85	201	219	310

(1)

Includes in-process research and development charge of $316 related to the acquisition of the NetEngine product line, and cumulative effect of change in accounting principle, related to goodwill of $1,233.

(2)	Includes establishment of an income tax valuation allowance of $(13,381).

(3)	Includes restructuring charges of $7,891 and reversal of the $3,424 income tax valuation allowance established in 1999.

(4)	Includes in-process research and development charge of $3,330 related to acquisition, restructuring charges of $3,200, and establishment of an income tax valuation allowance of $(3,424).

(5)	The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

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

Financial Information by Quarter (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
Fiscal 2003	June 27	March 28	December 27	September 27
Net sales	$7,799	$5,447	$6,145	$8,713
Gross profit	$4,120	$2,338	$3,192	$4,515
Income (loss) from operations	$781	$(467)	$530	$1,434
Net income (loss)	$917	$(252)	$605	$250
Per share amounts:
Net income (loss):
Basic	$0.06	$(0.02)	$0.04	$0.02
Diluted	$0.06	$(0.02)	$0.04	$0.02
Number of weighted average shares outstanding:
Basic	14,666	14,856	14,966	14,997
Diluted	15,168	14,856	15,378	15,199

	Three Months Ended
Fiscal 2002	June 28	March 29	December 28	September 28
Net sales	$8,001	$3,704	$6,187	$5,521
Gross profit	$3,812	$433	$1,835	$1,936
Income (loss) from operations	$168	$(9,433)	$(4,314)	$(3,870)
Net income (loss)	$152	$(9,355)	$(4,282)	$(3,755)
Per share amounts:
Net income (loss):
Basic	$0.01	$(0.59)	$(0.27)	$(0.24)
Diluted	$0.01	$(0.59)	$(0.27)	$(0.24)
Number of weighted average shares outstanding:
Basic	15,629	15,945	15,945	15,744
Diluted	15,634	15,945	15,945	15,744

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the 2003 Consolidated Financial Statements and Notes thereto.

     This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in “Factors Affecting Future Results” below.

     The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30. Fiscal 2003, 2002 and 2001 each consisted of 52 weeks.

Overview

     Verilink Corporation (the “Company”) provides telecommunications products that address the wireless infrastructure, voice and data integrated access, and wireline service delivery markets. The Company develops, manufactures, and markets integrated access devices, centralized access systems, and infrastructure service enabling equipment for network service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners. These products are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), wireless backhaul aggregation, Frame Relay, point-to-point services, Internet protocol (“IP”) access routing, and the evolving transition from time-division multiplexing (“TDM”) to IP. The Company’s customers include Regional Bell Operating Companies (“RBOCs”), interexchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph (“PTT”) administrations, wireless service providers, equipment vendors, enterprise customers, and various local, state, and federal government agencies.

     The Company’s performance in fiscal 2003 reflects the results of its efforts to respond to the unstable economic environment and downturn in the telecommunication industry that negatively impacted fiscal 2002 and 2001. Beginning in the second of half of fiscal 2002, the Company focused on achieving a return to profitability and generating positive cash flow. Fiscal 2003 was the first year since fiscal 1997 that the Company achieved income from operations. Additionally, fiscal 2003 was the first year since fiscal 2000 that the Company achieved a year over year increase in net sales.

     On January 28, 2003, the Company acquired the NetEngine integrated access devices (“IADs”) from Polycom, Inc. The NetEngine family of IADs and routers enable enterprise customers to access broadband and voice over broadband (“VoB”) services. NetEngine products support a wide range of broadband transmission standards and end user requirements, and are interoperable with the products of a variety of leading broadband equipment vendors.

     On July 22, 2003, the Company acquired the Miniplex product line from Terayon Communication System, Inc.. This product line gives telephone companies the capability of providing multiple plain old telephone services (“POTS”) connections over a single copper pair – a more cost-effective alternative to resolving copper exhaust problems than the installation of new copper cable. Utilization of the Miniplex product as a pair gain solution also saves companies the time and expense involved in the system turn-up of a traditional digital loop carrier (“DLC”) system.

     The majority of sales in fiscal 2003 continued to be provided by the Company’s legacy products, primarily the AS2000 product line that provided 62% of net sales. Net sales of the WANsuite product family decreased 22% to $1.5 million in fiscal 2003 compared to fiscal 2002. The Company anticipates that net sales from legacy products will decline over the next several years, with significant quarterly fluctuations possible.

     The Company’s results from operations have and may continue to fluctuate significantly from period-to-period in the future. As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

Results of Operations

Sales

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
	(thousands)
Net sales	$28,104	$23,413	$44,956
Percentage change from preceding year	20%	(48)%	(34)%

     Net sales for fiscal 2003 increased 20% to $28,104,000 from net sales of $23,413,000 in fiscal 2002. The largest factor leading to this increase was the acquisition of the NetEngine product line that added sales of $3,044,000 from the acquisition date on January 28, 2003 to June 27, 2003 (see “Acquisition of NetEngine Product Line” below). Net sales of carrier and carrier access products, primarily AS2000 products, increased 36% to $17,161,000 in fiscal 2003 from $12,611,000 in fiscal 2002 due to the increase in sales to the Company’s largest customer, which can fluctuate based on the timing of its projects and demand from its customers. Shipments of the AS2000 product line in fiscal 2003 accounted for approximately 62% of net sales compared to 53% during fiscal 2002 and 61% in fiscal 2001. Enterprise access products, including NetEngine products, increased slightly to $10,943,000 in fiscal 2003 from $10,802,000 in fiscal 2002. Excluding NetEngine sales, sales of enterprise access products decreased 27% in fiscal 2003 compared to fiscal 2002, which we believe to be the lingering impact of both economic and industry-wide factors, as well as the overall decline in demand for legacy products. The Company anticipates that the current reduced capital spending levels by our customers will continue to affect sales until an overall recovery in the telecommunications market begins, which is not expected to change in 2004. In any event, it remains challenging to forecast future revenue trends in the current environment. Net sales for fiscal 2002 decreased 48% from fiscal 2001 to $23,413,000, and net sales in fiscal 2001 decreased 34% from fiscal 2000 to $44,956,000. The Company believes these decreases were attributable to reduced capital spending by our large telecommunication infrastructure and enterprise customers alike that began in fiscal 2001 due to economic and industry-wide factors, including financial constraints affecting our customers and over-capacity in our customers’ markets.

     The Company’s business is characterized by a concentration of sales to a limited number of key customers. Sales to the Company’s top five customers accounted for 77%, 71% and 66% of sales in fiscal 2003, 2002, and 2001, respectively. The Company’s five largest customers in fiscal 2003 were Alcatel, Communication Network Services (a division of British Telecom), Interlink Communications Systems, Nortel Networks and Verizon, with Nortel and Interlink representing an aggregate of 62% of the Company’s sales in fiscal 2003. See Note 1 of “Notes to Consolidated Financial Statements” and “Factors Affecting Future Results — Customer Concentration”.

     The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers, system integrators, value-added resellers, and distributors. Sales to value-added resellers and distributors accounted for approximately 17% of sales in fiscal 2003, as compared to approximately 31% in fiscal 2002 and 26% in fiscal 2001. In fiscal 2003, direct sales outside of North America were not significant, but we expect international sales to increase due to the acquisition of the NetEngine products.

Gross Profit

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
	(thousands)
Gross Profit	$14,165	$8,016	$20,541
Percentage of Sales	50.4%	34.2%	45.7%

     Gross profit, as a percentage of sales, in fiscal 2003 was 50.4% as compared to 34.2% in fiscal 2002 and 45.7% in fiscal 2001. The increase in gross profit margin in fiscal year 2003 was attributable to a more favorable product sales mix, increased sales volume, and the benefit from cost reduction measures enacted during fiscal 2003 and 2002, including productivity gains and lower fixed manufacturing and facilities costs, and the benefit from consolidation of manufacturing in Madison, Alabama from San Jose, California. Additionally, the provision for excess and obsolete inventories decreased to $323,000 for fiscal 2003 as compared to $1,804,000 for fiscal 2002 due to excess inventories in fiscal 2002 as a result of the decline in sales. The decrease in gross profit margin in fiscal 2002 compared to fiscal 2001 was due to less favorable product sales mix, additional excess and obsolete inventory reserves of $1,570,000, and approximately $537,000 related to severance costs and the impact to depreciation expense from the reduced lives of IT assets associated with out-sourcing activities.

     In future periods, the Company’s gross profit will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

Research and Development

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
	(thousands)
Research and development	$3,985	$5,505	$19,682
Percentage of Sales	14.2%	23.5%	43.8%

     Research and development (“R&D”) expenses decreased to $3,985,000 or 14.2% of sales in fiscal 2003 as compared to $5,505,000, or 23.5% of sales in fiscal 2002. This decrease was due primarily to staff reductions in fiscal 2002 and fiscal 2003 in addition to other cost reduction measures implemented by the Company in its efforts to return to profitability. The decrease in R&D expense in fiscal 2003 as a percentage of sales compared to fiscal 2002 was due to reduced spending on higher sales volume. The decrease in spending and the decrease in R&D as a percentage of sales in fiscal 2002 from fiscal 2001 was primarily due to the suspension of the optical network access development project in October 2001 and the impact of cost reduction measures that resulted in a decrease in other product development.

     In October 2001, the Company terminated its agreements associated with the optical network access development project. Research and development expenditures in fiscal 2002 and 2001 related to the optical network access development project were $688,000 and $11,538,000, respectively. See Note 12 – Capitalization, Stock Warrants and Related Agreements, in the Notes to Consolidated Financial Statements for further information regarding the specific agreements related to this optical network access project.

     The Company considers product development expenditures to be important to future sales, and expects research and development expenditures to increase in fiscal 2004. There can be no assurance that the Company’s research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See “Factors Affecting Future Results — Dependence on Legacy and Recently Introduced Products and New Product Development”.

Selling, General and Administrative

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
	(thousands)
Selling, general and administrative	$7,586	$14,581	$18,042
Percentage of Sales	27.0%	62.3%	40.1%

     The Company’s selling, general and administrative (“SG&A”) expenses decreased to $7,586,000, or 27.0% of sales in fiscal 2003 from $14,581,000, or 62.3% of sales in fiscal 2002. The decrease in absolute dollars in fiscal 2003 compared to fiscal 2002 was due primarily to reduced headcounts between the two years, accrued severance costs in fiscal

2002, and other cost reduction measures implemented by the Company from March 2001 until August 2002. The significant decrease as a percentage of sales was due to lower spending on increased sales dollars. SG&A decreased in fiscal 2002 to $14,581,000 from $18,042,000 in fiscal 2001 due primarily to reduced headcount between the two periods, lower variable sales compensation on lower sales volume and other cost reduction programs, offset by a charge for bad debts related to amounts outstanding from WorldCom in June 2002 of approximately $368,000. The increase in SG&A as a percentage of sales in fiscal 2002 was due to lower sales volume. The Company expects that SG&A expenses will stabilize in fiscal 2004 and decrease as a percentage of sales with higher sales volumes.

In-process Research and Development

     The in-process research and development expense of $316,000 for fiscal 2003 was a non-recurring charge for the acquisition costs of the NetEngine product line attributable to in-process technologies.

Impairment of Long-lived Assets

     During fiscal 2002, the Company completed a review of certain long-lived assets, including goodwill and other intangible assets, due to uncertainty in the general business environment, particularly the telecommunication markets. As a result of this review, the Company recorded charges of $5,379,000 for impairment of certain long-lived assets. This impairment included charges related to the Company’s facility located at 950 Explorer Boulevard in Huntsville, Alabama, furniture and equipment of $3,898,000; an investment in a software development company of $750,000; intangible assets of $568,000; and software licenses of $163,000. See Note 7 of “Notes to Consolidated Financial Statements” for further details of the impairment charges.

Interest and Other Income, Net

     Interest and other income, net, increased to $656,000 in fiscal 2003 from $503,000 in fiscal 2002 due to net rental income related to property held for lease, offset by lower interest income on lower average investment balances during the year and lower interest rates. Rental income, net of expenses, was $452,000 in fiscal 2003. Interest and other income, net decreased to $503,000 in fiscal 2002 from $974,000 in 2001 as a result of lower average invested cash and short-term investment balances, an increase in early payment discounts taken by customers, and lower interest rates.

Interest Expense

     Interest expense declined to $181,000 for fiscal 2003 from $294,000 in fiscal 2002 as a result of lower interest rates and lower principal balances on the Company’s debt obligations. Interest expense increased in fiscal 2002 from $235,000 in fiscal 2001 due to the fact that interest payments were capitalized during the first six months of fiscal 2001 while the facility at 950 Explorer Boulevard in Huntsville, Alabama was undergoing renovations.

Provision for Income Taxes

     No tax provision or tax benefits were provided in fiscal 2003 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001 and recorded a provision for income taxes of $6,311,000. The Company has net operating loss carry forwards of approximately $31,600,000 as of June 27, 2003.

Liquidity and Capital Resources

     The Company’s principal source of liquidity at June 27, 2003 included $8,604,000 of unrestricted cash, cash equivalents and short-term investments.

     During fiscal 2003, the Company generated $4,017,000 of net cash from operating activities, compared to net cash used in operating activities in fiscal 2002 of $8,269,000 and net cash generated by operating activities in fiscal 2001 of $6,534,000. Accounts receivable decreased $424,000 to $3,621,000 at June 27, 2003, from the prior year balance due to the timing of shipments during the fourth quarter of each year. Accounts receivable increased $557,000 to $4,045,000 at

June 28, 2002, over the balance at June 29, 2001, due to timing of shipments and the change in payment terms used by our largest customer, who stopped taking advantage of early payment discounts and resumed normal payment terms. Inventories increased $1,050,000 to $2,296,000 at June 27, 2003, as a result of inventory purchases related to the transfer of the AS2000 products from an outside manufacturing service to the Company’s Madison, Alabama facility and from purchases made in connection with the NetEngine product line acquisition. Inventories decreased $2,155,000 to $1,246,000 at June 28, 2002, as a result of better control of inventory levels and the additional inventory reserves provided in fiscal 2002 of $1,570,000. Accounts payable and accrued expenses increased a total of $785,000 in fiscal 2003 due to the timing of inventory purchases and the resulting payments to vendors. In fiscal 2002, accounts payable and accrued expenses decreased a total of $1,560,000 due to the impact of lower sales volume and lower salary and benefit accruals associated with the lower headcount at June 28, 2002.

     Net cash used in investing activities of $1,045,000 in fiscal 2003 compares to net cash used in investing activities of $272,000 and $793,000 in fiscal 2002 and 2001, respectively. The cash used in fiscal 2003 was due to payments totaling $1,200,000 related to the NetEngine acquisition and capital expenditures of $602,000, reduced by the sale of short term investments of $497,000 and proceeds from the repayment of notes receivable of $260,000. The cash used in fiscal 2002 was due to equipment purchases of $340,000 and purchases of short-term investments of $82,000, reduced by repayment of notes receivable of $150,000. The funds used in fiscal 2001 were due to capital expenditures of $5,304,000 for renovations to the facility at 950 Explorer Boulevard, completion of the Oracle implementation project in July 2000, and other equipment purchases, offset by the maturity of short-term investments of $3,563,000.

     Net cash used in financing activities was $99,000 in fiscal 2003 compared to net cash used in financing activities of $1,048,000 in fiscal 2002 and net cash provided by financing activities of $2,861,000 in fiscal 2001. Payments against long-term debt and capital lease obligation of $724,000 and the purchase of common stock of $49,000 accounted for the primary use of funds in fiscal 2003, offset by the proceeds from the cash repayment of notes receivables from stockholder of $675,000. Payments against long-term debt and capital lease obligations of $719,000 and purchase of common stock of $332,000 accounted for the use of funds in fiscal 2002. Proceeds of $2,431,000 under long-term debt agreements, proceeds of $808,000 from the issuance of Common Stock under employee stock plans, and cash repayments of notes receivables from stockholder of $309,000 were the primary sources of cash in fiscal 2001 from financing activities, offset by long term debt payments of $645,000.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations based upon current operating plans will be adequate to finance current operations and capital expenditures for the next fiscal year. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate further cost containment, further reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing, and offerings of debt and equity securities. To the extent that the Company obtains additional financing, the terms of such financing may involve rights, preferences or privileges senior to the Company’s Common Stock and stockholders may experience dilution.

ACQUISITION OF NETENGINE PRODUCT LINE

     On January 28, 2003, the Company acquired the net assets used in and directly relating to Polycom, Inc.‘s line of NetEngine integrated access devices (“IADs”) for up to $3,000,000, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. The NetEngine family of IADs and routers enable enterprise customers to access broadband and voice over broadband (“VoB”) services. NetEngine products support a wide range of broadband transmission standards and end user requirements, and are interoperable with the products of a variety of leading broadband equipment vendors. The Company paid Polycom $1,000,000 at the closing of the agreement and will pay an additional $250,000 upon the one-year anniversary of the closing and up to $1,750,000 in quarterly installments based upon 10 percent of the sales of NetEngine products. In fiscal 2003, the Company paid the first quarterly installment in the amount of $200,000 based on that quarter’s sales. The remaining estimated purchase price obligation is included in accrued purchase consideration on the consolidated balance sheet as of June 27, 2003. In addition, the Company has agreed to purchase Polycom’s NetEngine related inventories on an as-needed basis. The value of such inventory as of the closing date was approximately $1.9 million. The Company’s overall gross margins in future periods can be expected to decline as a result of the acquisition.

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

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.‘s 144 and 142, respectively. The Company’s long-lived assets include, but are not limited to, the property held for lease, furniture and equipment, software licenses, and goodwill and intangible assets related to acquisitions.

     In assessing the recoverability of the Company’s long-lived assets during fiscal 2002, the Company obtained a third-party appraisal for the property held for lease, and made assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and completed the analysis of its goodwill for impairment. The Company recorded an impairment charge of $1,232,900 during the three months ended September 27, 2002, related to goodwill.

     Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. Inventory reserves totaled $2,708,000 and $3,210,000 as of June 27, 2003 and June 28, 2002, respectively.

     Revenue Recognition. The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement and collection of the resulting receivable is probable. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products. The reserve for future product returns was $382,000 and $283,000 as of June 27, 2003 and June 28, 2002, respectively.

     Warranty Provision. The Company records a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability, which totaled $1,374,000 and $920,000 as of June 27, 2003 and June 28, 2002, respectively.

     Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $532,000 and $560,000 as of June 27, 2003 and June 28, 2002, respectively.

     Valuation of Notes Receivable. The Company continually assesses the collectability of assets classified as outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current data. Should our actual experience with respect to collections differ from our initial assessment, adjustments in the reserves may be needed. The allowance for notes receivable was $421,000 and $840,000 as of June 27, 2003 and June 28, 2002, respectively.

     Deferred Tax Assets. The Company has provided a full valuation reserve related to its deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each year. The valuation allowance related to the Company’s deferred tax assets was $16,491,000 and $17,677,000 as of June 27, 2003 and June 28, 2002, respectively.

Effects of Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. SFAS No. 146 does not currently impact the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are included in Note 1 of Notes to Consolidated Financial Statements.

     In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The impact of the accounting requirements of FIN 45 on the Company’s financial statements was not material and the disclosure requirements are included in Note 9 of Notes to Consolidated Financial Statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003, for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company is currently evaluating the effect of this statement on its balance sheet, results of operations and cash flows.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the effect of SFAS 150 on its balance sheet, results of operations and cash flows.

Factors Affecting Future Results

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements in (i) Item 1 regarding the decline of the market for communications services; the anticipated recovery of the telecommunication industry; consolidation of equipment manufacturers and service providers; the incremental investment in both equipment and infrastructure; the introduction of new telecommunications services; the growing popularity and use of the Internet; the need for virtual private networking capabilities; the requirement for better security, encryption, traffic prioritization and network management; the increase in bandwidth and addition of productivity-enhancing applications; the employment of new telecommunications equipment, technology and facilities; the beneficiaries of the trend toward higher bandwidth; the trend toward bundled service offerings; the creation of new revenue opportunities; developing nations increasingly looking to wireless technology; future growth in the wireless communications industry, particularly in terms of number of subscribers, minutes used, implementation of new systems and the emergence of broadband access; research and development expenditures; and (ii) Item 7 regarding product features under development; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; and the adequacy of the Company’s cash position for the next fiscal year. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 1 and Item 7 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company’s Reports on Form 10-Q and the Company’s Annual Report to Stockholders.

     Dependence on Legacy and Recently Introduced Products and New Product Development. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s current products and new products in development. The majority of sales continue to be provided by the Company’s legacy products, primarily the AS2000 product line which represented approximately 62% of net sales in fiscal 2003, 53% of net sales in fiscal 2002 and 61% of net sales in fiscal 2001. The Company anticipates that net sales from legacy products will decline over the next several years, with significant quarterly fluctuations possible.

     Market acceptance of both the Company’s current and future product lines is dependent on a number of factors, not all of which are in the Company’s control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services, market acceptance of integrated access devices and packetized voice systems in general, the availability and price of competing products and technologies, and the success of the Company’s sales and marketing efforts. Failure of the Company’s products to achieve market acceptance would have a material adverse effect on the Company’s business, financial condition and results of operations. Failure to introduce new products or to acquire additional product lines in a timely manner in order to replace sales of legacy products could cause customers to purchase products from competitors and have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     Risks Associated With Acquisitions, Potential Acquisitions and Joint Ventures. An important element of the Company’s strategy is to consider acquisition prospects and joint venture opportunities that could complement its existing product offerings, augment its market coverage, enhance its technological capabilities or offer revenue and profit growth opportunities. As noted above, on January 28, 2003, the Company acquired the net assets used in and directly relating to Polycom, Inc.‘s line of NetEngine integrated access devices (“IADs”) for up to $3,000,000, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on the Company’s business and operating results and/or the price of the Company’s Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which the Company has limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. No assurance can be given as to the ability of the Company to successfully integrate the businesses, products, technologies or personnel acquired in the NetEngine acquisition or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. The failure of the Company to integrate the NetEngine product line acquisition, the Miniplex product line acquired in July 2003 or to integrate future potential acquisitions could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Customer Concentration. A small number of customers have historically accounted for a majority of the Company’s sales, with Nortel Networks accounting for a majority of sales in fiscal 2003. See “Item 1. Business – Sales, Marketing and Customer Support”. On a quarterly basis in fiscal 2003, net sales to Nortel Networks of legacy products has accounted for as much as 64%, and as little as 16%, of the Company’s net sales in that particular quarter. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The economic climate and conditions in the telecommunication equipment industry are expected to remain unpredictable in fiscal 2004, and possibly beyond. WorldCom, Inc. filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code in July 2002. A bankruptcy filing by one or more of the Company’s other major customers could materially adversely affect the Company’s business, financial condition and results of operations.

     Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel. The Company is a party to agreements with its executive officers to help ensure the officer’s continual service to the Company in the event of a change-in-control. Each of the Company’s executive officers, and key management, sales and technical personnel would be difficult to replace. The Company implemented significant cost and staff reductions during fiscal 2003, 2002 and 2001, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of the Company’s executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Dependence on Key Suppliers and Component Availability. The Company generally relies upon contract manufacturers to buy finished goods for certain product families and component parts that are incorporated into board assemblies used in its products. On-time delivery of the Company’s products depends upon the availability of components and subsystems used in its products. Currently, the Company and its third party sub-contractors depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. The Company has historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet the Company and its third party sub-contractors requirements for any such components. The Company and its third party sub-contractors generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on the Company’s results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of the Company or its third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

     Fluctuations in Quarterly Operating Results. The Company’s sales are subject to quarterly and annual fluctuations due to a number of factors resulting in more variability and less predictability in the Company’s quarter-to-quarter sales and operating results. For example, sales to Nortel Networks during fiscal 2003 varied between quarters by as much as $3.8 million, and order volatility by this customer had an impact on the Company in the current and prior fiscal years. Most of the Company’s sales are in the form of large orders with short delivery times. The Company’s ability to affect and judge the timing of individual customer orders is limited. The large fluctuations in sales from quarter-to-quarter could be due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. The Company’s sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment or service deployment projects. The Company has experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

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

     Potential Volatility of Stock Price. The trading price of the Company’s Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Company-specific factors or broad market fluctuations may materially adversely affect the market price of the Company’s Common Stock. The Company has experienced significant fluctuations in its stock price and share trading volume in the past and may continue to do so.

     Competition. The market for telecommunications network access equipment addressed by the Company’s NetEngine, AS2000, and WANsuite product families can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements, and the entrance of low cost manufacturers. The market for the Company’s PRISM, ISNP, and Miniplex product lines can be characterized as declining with a small number of highly competitive firms. The technology is not considered new and the market has experienced decline in recent years.

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

     Risks Associated With Entry into International Markets. The Company to date has had minimal direct sales to customers outside of North America. The Company has little experience in the International markets, but with the acquisition of the NetEngine products in January 2003, intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any Company sales are denominated in foreign currency, the Company’s sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell its products internationally, the Company must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of its products in countries outside the United States could delay or preclude the Company’s marketing and sales efforts in such countries, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     At June 27, 2003, the Company’s investment portfolio consisted of fixed income securities of $101,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 27, 2003, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 27, 2003, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Verilink Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiaries at June 27, 2003 and June 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Notes 1 and 6 to the consolidated financial statements, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, effective June 29, 2002.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
July 22, 2003

VERILINK CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 27, 2003	June 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,503	$5,630
Short-term investments	101	598
Accounts receivable, net of allowance for doubtful accounts of $532 and $560, respectively	3,621	4,045
Inventories, net	2,296	1,246
Other current assets	319	354

Total current assets	14,840	11,873
Property held for lease, net	6,462	6,456
Property, plant and equipment, net	1,350	832
Restricted cash	1,000	1,000
Notes receivable, net of allowances of $421 and $840, respectively	—	—
Goodwill, net	—	1,233
Other intangible assets, net	2,132	426
Other assets	525	360

	$26,309	$22,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$730	$723
Accounts payable	1,558	1,445
Accrued expenses	4,373	3,415
Accrued purchase consideration	1,800	—

Total current liabilities	8,461	5,583
Long-term debt and capital lease obligations	3,749	4,480

Total liabilities	12,210	10,063

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized; 14,670,525 and 14,996,534 shares issued and outstanding in 2003 and 2002, respectively	147	150
Additional paid-in capital	51,100	51,483
Notes receivable from stockholder	(2,375)	(3,230)
Accumulated other comprehensive loss	(32)	(25)
Accumulated deficit	(34,741)	(36,261)

Total stockholders’ equity	14,099	12,117

	$26,309	$22,180

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Net sales	$28,104	$23,413	$44,956
Cost of sales	13,939	15,397	24,415

Gross profit	14,165	8,016	20,541

Operating expenses:
Research and development	3,985	5,505	19,682
Selling, general and administrative	7,586	14,581	18,042
In-process research and development	316	—	—
Impairment of long-lived assets	—	5,379	—

Total operating expenses	11,887	25,465	37,724

Income (loss) from operations	2,278	(17,449)	(17,183)
Interest and other income, net	656	503	974
Interest expense	(181)	(294)	(235)

Income (loss) before provision for income taxes	2,753	(17,240)	(16,444)
Provision for income taxes	—	—	6,311

Net income (loss) before cumulative change in accounting principle, relating to goodwill	2,753	(17,240)	(22,755)
Cumulative effect of change in accounting principle, relating to goodwill	(1,233)	—	—

Net income (loss)	$1,520	$(17,240)	$(22,755)

Net income (loss) per share, basic and diluted:
Net income (loss) before cumulative change in accounting principle, relating to goodwill	$0.18	$(1.09)	$(1.51)
Cumulative effect of change in accounting principle, relating to goodwill	(0.08)	—	—

Net income (loss)	$0.10	$(1.09)	$(1.51)

Weighted average shares outstanding:
Basic	14,871	15,816	15,095

Diluted	15,294	15,816	15,095

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$1,520	$(17,240)	$(22,755)
Foreign currency translation adjustments	(2)	(12)	(5)
Unrealized loss on marketable equity securities	(5)	(7)	(37)

Comprehensive income (loss)	$1,513	$(17,259)	$(22,797)

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net income (loss)	$1,520	$(17,240)	$(22,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,341	3,363	3,461
Impairment of long-lived assets	—	5,379	—
In process research and development	316	—	—
Deferred income taxes	—	—	6,311
Research and development expenses related to Beacon Telco Agreements	—	(583)	9,185
Loss on retirement of property, plant and equipment	—	10	6
Accrued interest on notes receivable from stockholders, net	(422)	315	(52)
Cumulative effect of change in accounting principle, relating to Goodwill	1,233	—	—
Changes in assets and liabilities:
Accounts receivable, net	424	(557)	11,745
Inventories, net	(1,050)	2,155	1,439
Other assets	(130)	449	95
Accounts payable	113	(866)	(1,290)
Accrued expenses	672	(694)	(1,611)

Net cash provided by (used in) operating activities	4,017	(8,269)	6,534

Cash flows from investing activities:
Purchases of property, plant and equipment	(602)	(340)	(5,304)
Sale (purchase) of short-term investments	497	(82)	3,563
Acquisition of product line	(1,200)	—	—
Proceeds from the repayment of notes receivable	260	150	573
Acquisition purchase adjustment	—	—	375

Net cash used in investing activities	(1,045)	(272)	(793)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	2,431
Payments on long-term debt and capital lease obligations	(724)	(719)	(645)
Proceeds from issuance of Common Stock under stock plans	4	11	808
Repurchase of Common Stock	(49)	(332)	—
Proceeds from repayment of notes receivable from stockholder	675	9	309
Change in other comprehensive loss	(5)	(17)	(42)

Net cash provided by (used in) financing activities	(99)	(1,048)	2,861

Net increase (decrease) in cash and cash equivalents	2,873	(9,589)	8,602
Cash and cash equivalents at beginning of year	5,630	15,219	6,617

Cash and cash equivalents at end of year	$8,503	$5,630	$15,219

Supplemental disclosures:
Cash paid for interest, net of capitalized interest of $189 in 2001	$181	$272	$213
Cash paid for income taxes	$17	$7	$14
Non-cash financing activities:
Repayment of notes receivable from stockholder with Common Stock	$341	$—	$—

          The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholder	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance at June 30, 2000	18,307,751	$183	$50,696	$(1,200)	$(8,335)	$36	$3,734	$45,114
Issuance of Common Stock under stock plans	345,081	4	804	—	—	—	—	808
Issuance of Common Stock under Warrant agreement	749,900	7	8,328	—	—	—	—	8,335
Retirement of treasury stock	(3,662,523)	(37)	(8,298)	—	8,335	—	—	—
Accrued interest on notes receivable from stockholder	—	—	—	(52)	—	—	—	(52)
Reclass of notes receivable from stockholder	—	—	—	(2,117)	—	—	—	(2,117)
Repayment of notes receivable from stockholder	—	—	—	309	—	—	—	309
Unrealized loss on marketable equity securities	—	—	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(22,755)	(22,755)

Balance at June 29, 2001	15,740,209	157	51,530	(3,060)	—	(6)	(19,021)	29,600
Issuance of Common Stock under stock plans	4,625	—	11	—	—	—	—	11
Issuance of Common Stock under warrant agreement	200,000	2	265	—	—	—	—	267
Purchase and retirement of treasury stock	(948,300)	(9)	(323)	—	—	—	—	(332)
Accrued interest on notes receivable from stockholder	—	—	—	(179)	—	—	—	(179)
Repayment of notes receivable from stockholder	—	—	—	9	—	—	—	9
Unrealized loss on marketable equity securities	—	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(17,240)	(17,240)

Balance at June 28, 2002	14,996,534	150	51,483	(3,230)	—	(25)	(36,261)	12,117
Issuance of Common Stock under stock plans	13,815	—	4	—	—	—	—	4
Purchase and retirement of treasury stock	(339,824)	(3)	(387)	—	—	—	—	(390)
Accrued interest on notes receivable from stockholders	—	—	—	(161)	—	—	—	(161)
Repayment of notes receivable from stockholder	—	—	—	1,016	—	—	—	1,016
Unrealized loss onmarketable equity securities	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	1,520	1,520

Balance at June 27, 2003	14,670,525	$147	$51,100	$(2,375)	$—	$(32)	$(34,741)	$14,099

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company

     Verilink Corporation (the “Company”), a Delaware Corporation, was incorporated in 1982. The Company develops, manufactures, and markets integrated access devices, centralized access systems, and infrastructure service enabling equipment for network service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners. The Company’s integrated network access and customer premises/located equipment products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications, and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks.

Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in Canada, Mexico and Great Britain. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Short-term investments

     The Company considers highly liquid instruments with a maturity greater than three months when purchased, and its investment securities classified as available for sale to be short-term investments. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the statements of operations. No such losses were recorded during any of the periods presented.

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

Property Held for Lease

     Property held for lease is carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which are 25 years for the building and generally five years for the other assets. Rental income from this property is recorded on a monthly basis in accordance with the lease terms. Initial direct costs are deferred and matched against rental income over the initial term of the lease (see Note 5).

Property, plant and equipment

     Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally two to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining lease term. Maintenance and repairs are charged to operations as incurred. Upon sale, retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts. The Company performs reviews of estimated future cash flows expected to result from the use of property, plant and equipment to determine the impairment of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (See Note 7).

Long-Lived Assets

     The Company reviews long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2003 or 2001. During 2002, the Company recorded impairment losses related to property, plant and equipment and other long-lived assets of $4,811,000 (see Note 7).

Goodwill

     The Company records goodwill when the cost of an acquired entity exceeds the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, the Company completed a transitional impairment test of all goodwill and intangible assets as of June 29, 2002 and recorded a transitional impairment loss of $1,232,900 during fiscal 2003 as a cumulative change in accounting principle in its consolidated statement of operations (See Note 6).

Other intangible assets

     Other intangible assets are amortized on a straight-line basis over the estimated economic lives, which range from three to seven years. Amortization expense relating to goodwill and other intangible assets was $484,000, $772,000 and $984,000 for fiscal years 2003, 2002 and 2001, respectively. Other intangible assets are reviewed for impairment on an undiscounted cash flow basis, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no such losses recognized during 2003, 2002 or 2001.

Liability for Warranty Returns

     The Company warrants its products for a five-year period. The Company accrues for warranty returns at cost to repair or replace products. The liability for warranty returns totaled $1,374,000 and $920,000 at June 27, 2003 and June 28, 2002, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets (see Notes 4 and 9).

Revenue recognition

     The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding (except as provided by a separate service agreement) and collection of the resulting receivable is probable. Revenue from separately priced extended warranty and service programs is deferred and recognized over the respective service or extended warranty period when the Company is the obligor. The Company accrues related product return reserves and warranty costs at the time of the sale.

     The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company’s sales:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Nortel Networks	51%	36%	37%
Interlink Communication Systems, Inc.	11%	15%	—

Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company’s trade accounts receivables are derived from sales to customers primarily in North America and Europe. The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit losses based upon the expected collectability of the accounts receivable.

     The following table summarizes accounts receivable from customers comprising 10% or more of the Company’s gross accounts receivable balance as of the dates indicated:

	June 27, 2003	June 28, 2002	June 29, 2001
Nortel Networks	61%	69%	11%
Ericsson	—	—	33%

Research and development costs

     Research and development costs are expensed as incurred. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established, which the Company defines as the completion of a working model, and prior to the date the product is generally available for sale. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. During fiscal 2003, 2002 and 2001, total research and development expenditures were $3,985,000, $5,505,000 and $19,682,000, respectively.

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

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under its stock option plan and stock purchase plan, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below for the years ended June 27, 2003, June 28, 2002 and June 29, 2001, respectively (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss), as reported	$1,520	$(17,240)	$(22,755)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120)	(156)	(1,838)

Net income (loss), pro forma	$1,400	$(17,396)	$(24,593)

Earnings (loss) per share:
Basic, as reported	$0.10	$(1.09)	$(1.51)
Basic, pro forma	$0.09	$(1.10)	$(1.63)
Diluted, as reported	$0.10	$(1.09)	$(1.51)
Diluted, pro forma	$0.09	$(1.10)	$(1.63)

     The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the weighted-average assumptions shown in the table below. The weighted average estimated grant date fair value, as defined by SFAS No. 123, of options granted during fiscal 2003, 2002 and 2001 under the Company’s stock option plan was $0.86, $0.48 and $2.56, respectively. The weighted average estimated grant date fair value of Common Stock issued pursuant to the Company’s employee stock purchase plan during fiscal 2001 was $1.79.

	2003	2002	2001
Stock option plan:
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	156%	124%	120%
Risk free interest rate	1.99%	3.34%	5.08%
Expected life (years)	2.67	2.56	2.40
Stock purchase plan:
Expected dividend yield	—	—	0.0%
Expected stock price volatility	—	—	120%
Risk free interest rate	—	—	4.97%
Expected life (years)	—	—	0.50

Earnings (loss) per share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the past three fiscal years (in thousands, except per share amounts):

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Net income (loss)	$1,520	$(17,240)	$(22,755)

Weighted average shares outstanding:
Basic	14,871	15,816	15,095
Effect of potential common stock from the exercise of stock options and stock warrants	423	—	—

Diluted	15,294	15,816	15,095

Basic earnings (loss) per share	$0.10	$(1.09)	$(1.51)

Diluted earnings (loss) per share	$0.10	$(1.09)	$(1.51)

     Options to purchase 1,384,785, 4,265,723 and 3,862,043 shares of Common Stock were outstanding at June 27, 2003, June 28, 2002, and June 29, 2001, respectively, and stock warrants to purchase 1,500,000 shares were outstanding at June 29, 2001, but were not included in the computation of diluted earnings (loss) per share because inclusion of such options and warrants would have been antidilutive.

Comprehensive income (loss)

     Comprehensive income (loss) consists of net income (loss), unrealized gains/losses on available-for-sale securities, and gains or losses on the Company’s foreign currency translation adjustments, and is presented in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Interest and other income, net

     Interest and other income includes income from interest, rental property held for lease, net of expenses, and other miscellaneous income and expenses.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2003 financial statement presentation. These reclassifications had no effect on previously reported net income (loss), cash flows from operations or total stockholders’ equity.

Recently issued accounting pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which has an effective date for exit or disposal activities that are initiated after December 31, 2002. This statement provides that cost associated with an exit or disposal activity must be recognized when the liability is incurred. SFAS No. 146 does not currently impact the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123, which is effective for financial statements for fiscal years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to

provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are included in Note 1 above.

     In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. The impact of the accounting requirements of FIN 45 on the Company’s financial statements was not material and the disclosure requirements are included in Note 9 below.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company has no variable interest entities and accordingly does not believe the adoption of this Interpretation will have a material impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company is currently evaluating the effect of this statement on its balance sheet, results of operations and cash flows.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the effect of SFAS 150 on its balance sheet, results of operations and cash flows.

Note 2 — Acquisition of NetEngine Product Line

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

     Per the acquisition agreement, the Company paid Polycom $1,000,000 at the closing of the agreement and will pay an additional $250,000 upon the one-year anniversary of the closing and up to an additional $1,750,000 will be paid quarterly based upon 10 percent of the sales of NetEngine products. In fiscal 2003, the Company paid the first quarterly installment in the amount of $200,000 based on that quarter’s sales. In addition to the purchase consideration, the Company agreed to purchase Polycom’s NetEngine related inventories on an as-needed basis. The value of such inventory as of the closing date was approximately $1,900,000.

     The acquisition was recorded in accordance with the guidance in SFAS No. 141 using the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to developed technology was capitalized and will be amortized over the respective estimated useful lives. The remaining amounts of purchased research and development were expensed at the closing of the transaction. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$1,000
Quarterly cash payment during fiscal 2003	200
Remaining estimated purchase price obligation as of June 27, 2003	1,800
Assumed liabilities	286

Total purchase consideration	$3,286

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

     The acquisition was funded through available cash. The remaining estimated purchase price obligation is included in accrued purchase consideration on the consolidated balance sheet as of June 27, 2003.

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

	Fiscal Year Ended
	June 27, 2003	June 28, 2002
Net sales	$37,374	$31,448
Net income (loss) before cumulative change in accounting principle, relating to goodwill	$3,211	$(23,321)
Net income (loss)	$1,978	$(23,321)
Earnings (loss) per share, basic	$0.13	$(1.47)

Note 3 — Restricted Cash and Short-Term Investments

     As of June 27, 2003 and June 28, 2002, the Company had total restricted cash in the form of certificates of deposit totaling $1,000,000, which is held by the lender as additional collateral on long-term debt as discussed in Note 10 below.

     The Company’s short-term investments consist primarily of certificate of deposits and are stated at fair value in the accompanying balance sheets.

Note 4 — Balance Sheet Components

	June 27, 2003	June 28, 2002
	(in thousands)
Inventories:
Raw materials	$3,159	$2,102
Work-in-process	32	18
Finished goods	1,813	2,336

	5,004	4,456
Less: Inventory reserves	(2,708)	(3,210)

Inventories, net	$2,296	$1,246

Property, plant and equipment:
Furniture, fixtures and office equipment	$6,293	$5,928
Machinery and equipment	3,850	3,115
Leasehold improvements	193	—
Projects in progress	2	235

	10,338	9,278
Less: Accumulated depreciation and amortization	(8,988)	(8,446)

Property, plant and equipment, net	$1,350	$832

Goodwill:
Goodwill	$—	1,953
Less: Accumulated amortization	—	(720)

Goodwill, net	$—	$1,233

Other intangible assets:
Developed technology	$1,572	$720
Customer relations	2,744	1,510
Trademarks	104	—
Assembled work force	—	917

	4,420	3,147
Less: Accumulated amortization	(2,288)	(2,721)

Other intangible assets, net	$2,132	$426

Accrued expenses:
Compensation and related benefits	$1,113	$1,026
Warranty liability	1,374	920
Severance accrual	196	501
Right of return accrual	382	283
Deferred revenue	452	69
Secured borrowing accrual	164	—
Other	692	616

Accrued expenses	$4,373	$3,415

Note 5 – Property Held for Lease

     The Company owns a facility in Huntsville, Alabama located at 950 Explorer Boulevard. In August 2002, the Company entered into an agreement with The Boeing Company (“Boeing”) to lease this facility through November 2007. The lease allows Boeing the option of terminating the lease at the end of the 40th month, but also provides an option for Boeing to extend the lease term for five additional two-year periods. Rental income for the fiscal year ended June 27, 2003 totaled $720,000.

     Property held for lease consists of the following at June 27, 2003 and June 28, 2002 (in thousands):

	June 27, 2003	June 28, 2002
Land	$1,400	$1,400
Building and improvements	5,462	5,273
Machinery and equipment	44	44

	6,906	6,717
Less: Accumulated depreciation	(444)	(261)

Property held for lease, net	$6,462	$6,456

     Future minimum rental income on this operating lease over the non-cancelable period as of June 27, 2003 is as follows (in thousands):

Fiscal years ending June:
2004	$785
2005	785
2006	327

$1,897

Note 6 — Goodwill and Other Intangible Assets – Adoption of Statement No. 142

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

     This statement requires that goodwill be tested for impairment annually. In the year of adoption, this statement requires the completion of a transitional goodwill impairment evaluation, which is a two-step process. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step compares the implied fair value of goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss shall be recognized in an amount equal to that excess. As of June 29, 2002, the Company completed this impairment test for all of its goodwill and intangible assets, and recorded a transitional impairment loss of $1,232,900 during the three months ended September 27, 2002 as a cumulative change in accounting principle in its consolidated statement of operations.

     The following table represents the impact on net income (loss) and basic and diluted earnings (loss) per share amounts from the reduction of amortization of goodwill as if SFAS No. 142 was adopted in the first quarter of fiscal 2002 (in thousands, except per share amounts):

	Fiscal Year Ended
	June 27, 2003	June 28, 2002
Reported net income (loss)	$1,520	$(17,240)
Add back: goodwill and assembled work force amortization	—	370

Adjusted net income (loss)	1,520	(16,870)

Reported basic and diluted earnings (loss) per share	$0.10	$(1.09)
Add back: goodwill and assembled work force amortization per share	—	0.02

Adjusted earnings (loss) per basic and diluted share	$0.10	$(1.07)

Note 7 — Impairment of Long-lived Assets

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

Note 8 — Transfer of Financial Assets

     During fiscal 2003, the Company entered into Assignment of Claim agreements whereby certain pre-bankruptcy accounts receivable due from WorldCom, Inc. were sold, transferred and assigned to third parties subject to recourse under certain conditions, which would require the Company to repurchase the WorldCom receivables from the purchasers plus interest at seven percent. The Company provided an allowance against these receivables during fiscal 2002, which are reflected in the financial statements with a zero carrying value. The amount received under these agreements of $164,000 has been recorded as a secured borrowing and is included in accrued expenses in the consolidated balance sheet as of June 27, 2003. The Company will continue to include the amount received in accrued expenses until all conditions that would require repurchase have lapsed, at which point, the amount will be recorded as a credit to bad expense in the consolidated statement of operations.

Note 9 — Warranty Liability

     The Company records a warranty provision at the time of the sale of products to its customers. The Company warrants its products for a five-year period. A reconciliation of the changes in warranty liability for the fiscal year ended June 27, 2003 is (in thousands):

Beginning balance, as of June 28, 2002	$920
Additions:
Accruals for product warranties issued during the period	282
Assumed on the acquisition of the NetEngine product line	286
Less settlements charged against the liability	(114)

Ending balance, as of June 27, 2003	$1,374

Note 10 — Long-Term Debt

     In connection with the acquisition in June 2000 of the facility in Huntsville, Alabama located at 950 Explorer Boulevard, the Company entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of the property and to make improvements thereon. In December 2000 the Company entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance further improvements to the facility. The land, building and two $500,000 certificates of deposit (“CDs”) are provided as collateral for amounts outstanding under these agreements.

     As required by the first loan agreement, the Company makes monthly payments of $50,000 plus accrued interest with a balloon payment due on July 1, 2005. The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate, except the interest rate on amounts collateralized by the two CDs is the rate earned on the CDs plus one-half percent (1/2%). The second loan agreement requires a monthly payment of $10,400 that includes interest calculated at 250 basis points over the 30 day London inter-bank offered rate, which was 3.82% at June 27, 2003.

     Also included in long-term debt at June 27, 2003 is a capital lease obligation of $38,000, which requires monthly payments of $1,332, including interest at a rate of 10%.

     Long-term debt and capital lease obligations are payable as follows (in thousands):

Fiscal year,
2004	$730
2005	3,736
2006	13

Total	4,479
Less current portion of long-term debt and capital lease obligations	730

Long-term debt and capital lease obligations	$3,749

Note 11 — Income Taxes

     The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	991	(2,621)	(5,939)
State	195	(520)	(1,131)
Change in valuation allowance	(1,186)	3,141	13,381

	$—	$—	$6,311

     The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Provision at statutory rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	7.1	(3.0)	(6.9)
Change in valuation allowance	(43.1)	18.2	81.4
Credits	—	—	(1.2)
Loss of tax benefit related to stock warrants	—	14.4	—
Goodwill and intangible amortization	3.7	1.5	2.0
Other	(1.7)	2.9	(2.9)

	—%	—%	38.4%

     Deferred tax assets comprise the following (in thousands):

	June 27, 2003	June 28, 2002
Net operating loss	$12,294	$13,453
Credit carryforwards	59	59
Inventory reserves	1,104	1,308
Warranty provisions	443	302
Other reserves and accruals	560	736
Impairment of long-lived assets	306	306
Depreciation	662	944
Intangible assets	194	--
Other	869	569

Total deferred tax assets	16,491	17,677
Valuation allowance	(16,491)	(17,677)

Net deferred tax assets	$—	$—

     During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. The operating losses in fiscal 2001, while not expected at the beginning of that year, were driven by costs associated with a research and development project, as well as the downturn in the overall telecommunications market that the Company serves. During fiscal 2001 and as of June 29, 2001, management believed that due to these factors, it was more likely than not that the deferred tax assets would not be realized. Therefore, the provision for income taxes of $6,311,000 established a full valuation allowance against the Company’s deferred tax assets.

     The valuation allowance at June 27, 2003 and June 28, 2002 includes $1,155,000 for deferred tax assets of an acquired business for which uncertainty exists surrounding the realization of such assets. The valuation allowance will be used to reduce costs in excess of net assets of the acquired company when any portion of the related tax assets is recognized.

     At June 27, 2003, the Company had net operating loss carryforwards of approximately $31,600,000 for federal income tax purposes, which will begin to expire in the year 2020, and $22,250,000 for state income tax purposes, which expire in 2005 through 2008. The Company also had credit carryforwards of $699,000 available to offset future income, which expire in 2006 through 2021.

     The Tax Reform Act of 1996 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

Note 12 — Capitalization

Preferred Stock

     The Company has 1,000,000 shares of $0.01 par value preferred stock authorized, of which 40,000 shares have been reserved for issuance in connection with a preferred stock rights plan. The right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $22.00. The rights were distributed at the rate of one right for each share of Common Stock as a non-taxable dividend and will expire December 2011. The rights will be exercisable only in the event that a person or group acquires 20% or more of the Company’s outstanding Common Stock.

Treasury Stock

     During fiscal 2003, the Company’s Board of Directors approved a program to repurchase up to $1,000,000 of its Common Stock. The program, which is open ended, allows the Company to repurchase shares on the open market based on market conditions, availability of cash consistent with the Company’s operating plan, and in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company re-purchased 50,000 shares of its common stock during the fiscal year ended June 27, 2003 at a total cost of $49,000.

     As described in Note 15 below, the Company received 289,824 shares of its common stock from its President and Chief Executive Officer as of March 24, 2003. These shares were recorded by the Company as treasury stock. In June 2003, these shares and the 50,000 shares acquired in the stock re-purchase program were retired.

     During fiscal 2002, the Company repurchased 948,300 shares of Common Stock from Beacon Telco, L.P. at $0.35 per share. These shares were retired at the time of purchase.

Stock Warrants and Related Agreements

     Effective November 2, 2001, the Company terminated its agreements with Beacon Telco, L.P. and the Trustees of Boston University related to its optical network access project, including the Warrant and Stockholder’s Agreement (“Warrant Agreement”), Cooperative Research Agreement (“Research Agreement”) and the Premises License and Services Agreement. In October 2001, the Company issued 200,000 shares of its Common Stock in exchange for the cancellation of Beacon’s right to acquire up to an additional 1,300,000 shares underlying the warrant under the Warrant Agreement and the waiver of any rights to the second bonus contemplated under the Research Agreement. The Company recorded a charge to research and development expenses in fiscal 2002 of $267,500 for the stock issued in connection with the cancellation of Beacon’s rights under the Warrant Agreement and Research Agreement. Research and development expenses were then credited by $850,000 due to the waiver of the second bonus note, which represented the amount earned as of June 29, 2001.

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

     The Company recorded a charge to research and development expenses in fiscal 2001 of $8,335,000 for the warrants and the first bonus payment used in the exercise of the warrants for 749,900 shares. Additionally, research and development expenses in fiscal 2001 included $850,000 for the accrual of the pro-rata portion of the second bonus related to milestones achieved during the fiscal 2001.

Note 13 — Employee Benefit Plans

2002 Stock Incentive Plan

     As of June 27, 2003, a total of 2,500,000 shares of Common Stock had been reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) to eligible employees, officers, directors, and other service providers upon the exercise of equity based incentives, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, stock awards and other stock incentives. Options granted under the 2002 Plan to employees generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. Through June 27, 2003, all awards under the 2002 Plan have been in the form of NSOs expiring ten years from the date of grant. ISOs granted under the 2002 Plan must be issued at prices not less than 100% of the fair market value of the stock on the date of grant and with terms not exceeding ten years. ISOs granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant and with terms not exceeding five years.

1993 Amended and Restated Stock Option Plan

     Upon stockholder approval of the 2002 Plan in November 2002, the 2002 Plan replaced the Company’s 1993 Amended and Restated Stock Option Plan (the “1993 Plan”) with respect to shares available for future grant. A total of 3,347,454 shares were reserved for issuance under the 1993 Plan when such reserved shares were replaced by the 2,500,000 shares reserved under the 2002 Plan. A total of 2,737,079 of the options outstanding as of June 27, 2003 in the table below were issued under the 1993 Plan. Options granted under the 1993 Plan were for periods not to exceed ten years and were issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan to employees are generally exercisable immediately and the shares issued upon exercise generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares.

     The following summarizes stock option activity under the 2002 and 1993 Plans:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at June 30, 2000	348,543	3,849,531	4.42
Approved (1993 Plan)	2,000,000	—	—
Granted	(943,550)	943,550	3.93
Exercised	—	(97,351)	2.90
Canceled	833,687	(833,687)	5.66

Balance at June 29, 2001	2,238,680	3,862,043	4.07
Granted	(1,889,050)	1,889,050	0.74
Exercised	—	(2,375)	2.25
Canceled	1,482,995	(1,482,995)	4.13

Balance at June 28, 2002	1,832,625	4,265,723	2.57
Approved (2002 Plan)	2,500,000	—	—
Share reserve released (1993 Plan)	(3,347,454)	—	—
Granted at market price	(580,500)	580,500	1.12
Exercised	—	(13,815)	0.31
Canceled	1,615,829	(1,615,829)	3.56

Balance at June 27, 2003	2,020,500	3,216,579	$1.82

     The following table summarizes information concerning outstanding and vested stock options as of June 27, 2003:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 0.22 — $ 0.45	463,285	8.68	$0.23	129,044	$0.23
$ 0.69 — $ 0.69	800,000	8.60	0.69	283,333	0.69
$ 0.75 — $ 1.19	752,500	8.64	1.07	109,417	0.93
$ 1.20 — $ 2.88	844,086	6.88	2.18	680,837	2.29
$ 3.16 — $ 5.44	196,125	5.59	4.11	190,825	4.13
$ 6.75 — $11.94	160,583	6.34	10.88	122,396	10.82

$ 0.22 — $11.94	3,216,579	7.87	$1.82	1,515,852	$2.64

1996 Employee Stock Purchase Plan

     In April 1996, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which a total of 750,000 shares of Common Stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Common Stock through periodic payroll deductions of up to 10% of their annual compensation. The Purchase Plan provides for successive offering and concurrent purchase periods of six months. The price at which Common Stock is purchased under the Purchase Plan is equal to 85% of the fair value of the Common Stock on the first day of the offering period, or the last day of the purchase period, whichever is lower. No shares were issued in fiscal 2003 or fiscal 2002 under the Purchase Plan since all shares reserved had been issued in prior years. During fiscal 2001, a total of 249,980 shares of Common Stock were issued under the Purchase Plan at an average purchase price of $2.12.

Profit Sharing Plan

     Awards under the Company’s discretionary profit sharing plan are based on achieving targeted levels of profitability. The Company provided for awards of $72,000 and $29,000 in fiscal 2003 and 2001, respectively. No expense was incurred under the plan in fiscal 2002.

Note 14 — Retirement Plan

     The Company has a retirement plan that provides certain employment benefits to all eligible employees and qualifies as a deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. In June 2002, the Company changed its retirement plan to provide for quarterly discretionary Company matching contributions. During fiscal 2003, the Company matched 100% of the first three percent and 50% of the next two percent of a participant’s quarterly contributions in three of the four fiscal quarters. In fiscal 2002 and 2001, the Company matched 100% of the first three percent and 50% of the next two percent of a participant’s contributions. An employee’s interest in the Company’s contributions becomes 100% vested at the date participation in the retirement plan commences. Charges to operations for the retirement plan amounted to approximately $84,000, $274,000 and $429,000, in fiscal 2003, 2002 and 2001, respectively.

Note 15 — Related Party Transactions

     During fiscal 2003, the Company approved providing its President and Chief Executive Officer (“President”) with additional relocation benefits of approximately $300,000 in connection with the sale of his California residence. In November 2002, the President made a cash payment of $675,000 against his outstanding note to the company due in March 2003. The remaining balance of this note, which totaled $341,000, was paid prior to its due date by the surrender of 289,824 shares of the Company’s common stock in accordance with the terms of the note.

     The Company issued 1,600,000 shares of Common Stock in September 1993 to its President in exchange for a non-recourse note totaling $800,000 with the issued shares of Common Stock initially collateralizing the note. From time to time thereafter, the Company released excess collateral based upon then current market prices. Through note modifications in February 1998, September 1999 and February 2002, repayment of this note, which bears interest at 5% per annum, was extended to March 2003. As noted above, this note was paid in full during fiscal 2003 with total payments of $1,016,000. Payments of $230,000 were made against this note during fiscal 2001.

     In February 1999, the Company approved a loan facility of up to $3,000,000 to its President in return for a note that bears interest at 6% per annum with an original maturity date of March 1, 2000. Note modification agreements in September 1999, February 2002 and July 2002 now provide for the repayment of this note in March 2006. Under the terms of the July 2002 amendment, the Company may accelerate the due date of this loan on 90 days notice if the Company’s aggregate amount of unrestricted cash, cash equivalents or short-term investments is less than $2,000,000 or if the President’s employment is terminated. Shares of Common Stock of the Company collateralize this note and the non-recourse note discussed above per the note modification agreements. The February 2002 note modification agreement also includes a negative pledge that requires the net proceeds from the sale of any shares of the Company’s Common Stock owned by the President to be applied against the outstanding balance of this note. In fiscal 2003, the number of shares held by the Company as collateral for this note and the non-recourse note described above was decreased to 601,456 shares as a result of the 289,824 shares surrendered in payment of the non-recourse note. During fiscal 2002 and 2001, payments of $9,000 and $720,000, respectively, were made against this note. As of June 27, 2003, outstanding principal and interest under this note of $2,375,000 was included in notes receivable from stockholder in the accompanying consolidated balance sheets.

     In prior fiscal years, the Company provided non-interest bearing housing assistance loans to two former executive officers as specified in their offers of employment. In connection with the termination of employment in fiscal 2002 of one of these executive officers who had acquired a residence in Alabama as contemplated by the housing assistance loan, the Company acquired the interest in real property in exchange for the $410,000 outstanding note. During fiscal 2003, the Company sold this real property. In connection with the termination of employment of the second former executive officer in fiscal 2002, the outstanding note in the amount of $243,000 with an initial due date of January 8, 2003, remains outstanding as of June 27, 2003, and is included in notes receivable, net of allowance, in the accompanying consolidated balance sheets.

     The Company also provided other non-interest bearing loans to these two former executive officers totaling $600,000. These loans were made at the time of hire and were to be repaid based on certain events. The loans further provided that upon termination of employment of the executive, a portion of the loan amount would be forgiven for each full year the executive remained employed by the Company. With the termination of the two executives during fiscal 2002, one hundred percent of one loan was forgiven and fifty percent of the second loan was forgiven. The remaining fifty percent of the second loan, or $150,000, was repaid in fiscal 2002.

     Included in notes receivable as of June 27, 2003, are cash advances and accrued interest of $179,000, net of allowance of $179,000, due from certain former officers of the Company. These advances bear interest at varying rates up to 7.5%, with various maturities to September 2002. During fiscal 2003, a total of $260,000 was repaid on these loans and a total of $159,000 was charged against the allowance account. During fiscal 2001, a total of $20,000 of principal and interest on these loans was repaid.

Note 16 — Commitments and Contingencies

     The Company leases various sales offices, warehouse space and equipment under operating leases that expire on various dates from August 2003 through May 2006.

     Future minimum lease payments under all non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

Fiscal year,	Operating Leases
2004	$323
2005	231
2006	15

Total minimum lease payments	$569

     Rent expense under all non-cancelable operating leases totaled $264,000, $299,000 and $769,000 for fiscal 2003, 2002, and 2001, respectively.

     As of June 27, 2003, the Company had approximately $729,000 of outstanding purchase commitments for inventory and inventory components.

     The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Note 17 — Subsequent Events

     On July 22, 2003, the Company announced that it signed a purchase agreement with Terayon Communication Systems, Inc. pursuant to which the Company acquired the fixed assets and intellectual property rights, and assume certain liabilities, related to Terayon’s Miniplex product line for telecom carriers for up to approximately $1,000,000 in cash. The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets and liabilities acquired. The Company expects to complete the preliminary allocation of the purchase price during the first quarter of fiscal 2004.

Item 9. Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Vice President and Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

     Information regarding principal accountant fees and services appearing under the caption “Ratification of Appointment of Independent Accountants” in the Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 27, 2003.

     On April 23, 2003, the Company furnished a Form 8-K, which attached a press release announcing the Company’s financial results for the fiscal quarter ended March 28, 2003.

(c) Exhibits

Exhibit Number	Description

2.1	–

Asset Purchase Agreement by and between the Registrant and Polycom, Inc. dated as of January 28, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2002, Commission File No. 000-28562)

3.1	–

Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

3.2	–	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

4.1	–	Reference is made to Exhibits 3.1 and 3.2.

4.2	–

Rights Agreement dated as of November 29, 2001 by and between Verilink Corporation and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

4.2A	–

Rights Agent Appointment and Amendment No. 1 to Rights Agreement dated as of May 30, 2002 by and between Verilink Corporation and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.2A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002, Commission File No. 000-28562)

4.3	–

Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

4.4	–	Form of Right Certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

4.5	–	Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001, Commission File No. 00000-28562)

10.1	–	Registrant’s 2002 Stock Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement, filed October 16, 2002, Commission File No. 000-28562)

10.2	–	Registrant’s Amended and Restated 1993 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement, filed October 14, 1999, Commission File No. 000-28562)

10.2A	–

First Amendment to the Verilink Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 000-28562)

Exhibit Number	Description

10.2B	–

Second Amendment to the Verilink Corporation 1993 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.3	–

Form of Registrant’s 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.3A	–

First Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000, Commission File No. 000-28562)

10.3B	–

Second Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000, Commission File No. 000-28562)

10.4	–

Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.5*	–

Change of Control Severance Benefits Agreements with executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 1997, Commission File No. 000-28562)

10.6*	–

Employment Agreement between the Registrant and Todd Westbrook dated February 1, 2000 (incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, Commission File No. 000-28562)

10.7*	–

Employment Agreement between the Registrant and Leigh S. Belden dated January 8, 2002 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated as of January 18, 2002, Commission File No. 00000-28562)

10.7A*†	–	Change of Control Severance Benefits Agreement between the Registrant and Leigh S. Belden dated September 2, 2003

10.8	–

Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of September 16, 1993 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.8A	–

Amended Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden, dated as of February 10, 1998 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1998, Commission File No. 000-28562)

10.8B	–

Promissory Note Modification Agreement of Leigh S. Belden dated September 22, 1999 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1999, Commission File No. 000-28562)

10.8C	–

Second Note Modification Agreement dated as of February 5, 2002 by and between Verilink Corporation and Leigh S. Belden (incorporated by reference to Exhibit 10.1A to Current Report on Form 8-K, dated as of August 14, 2002, Commission File No. 00000-28562)

10.8D	–

Amended and Restated Security Agreement dated as of February 5, 2002 by Leigh S. Belden and Deborah Tinker Belden, Trustees U/A Dated 12/9/98 for the benefit of Verilink Corporation, Beltech, Inc., Leigh S. Belden and Deborah Tinker Belden (incorporated by reference to Exhibit 10.1B to Current Report on Form 8-K, dated as of August 14, 2002, Commission File No. 00000-28562)

10.8E	–

Third Note Modification Agreement dated as of July 29, 2002 by and between Verilink Corporation and Leigh S. Belden (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated as of August 14, 2002, Commission File No. 00000-28562)

Exhibit Number	Description

10.9	–

Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated April 16, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002, Commission File No. 000-28562)

10.9A	–

Addendum No. 1 to Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated June 19, 2002 (incorporated by reference to Exhibit 10.18A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002, Commission File No. 000-28562)

10.10	–

Triple Net Lease Agreement between Registrant and The Boeing Company for 950 Explorer Boulevard, Huntsville, Alabama, dated August 2, 2002 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002, Commission File No. 000-28562)

23.1†	–	Consent of PricewaterhouseCoopers LLP

31.1†	–	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2†	–	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1†	–	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	–	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

VERILINK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Assumed in Acquisition	Additions Charged to Income	Deductions from Reserves	Balance at End of Year
Inventory Reserves:
Year ended June 27, 2003	$3,210	$—	$286	$(788)	$2,708
Year ended June 28, 2002	$1,724	$—	$1,806	$(320)	$3,210
Year ended June 29, 2001	$2,871	$—	$576	$(1,723)	$1,724

Allowance for Doubtful Accounts:
Year ended June 27, 2003	$560	$—	$(16)	$(12)	$532
Year ended June 28, 2002	$275	$—	$317	$(32)	$560
Year ended June 29, 2001	$518	$—	$(43)	$(200)	$275

Allowances for Notes Receivable:
Year ended June 27, 2003	$840	$—	$(260)	$(159)	$421
Year ended June 28, 2002	$799	$—	$454	$(413)	$840
Year ended June 29, 2001	$611	$—	$188	$—	$799

Warranty Liability:
Year ended June 27, 2003	$920	$286	$282	$(114)	$1,374
Year ended June 28, 2002	$995	$—	$331	$(406)	$920
Year ended June 29, 2001	$1,125	$—	$346	$(476)	$995

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verilink Corporation

September 24, 2003	By: /s/ LEIGH S. BELDEN Leigh S. Belden President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEIGH S. BELDEN	President, Chief Executive Officer and Director	September 24, 2003
Leigh S. Belden	(Principal Executive Officer)

/s/ C. W. SMITH	Vice President and Chief Financial Officer	September 24, 2003
C. W. Smith	(Principal Financial and Accounting Officer)

/s/ HOWARD ORINGER	Chairman of the Board of Directors	September 24, 2003
Howard Oringer

/s/ STEVEN C. TAYLOR	Vice Chairman of the Board of Directors	September 24, 2003
Steven C. Taylor

/s/ JOHN E. MAJOR	Director	September 24, 2003
John E. Major

/s/ JOHN A. MCGUIRE	Director	September 24, 2003
John A. McGuire