Form 10-Q
period 2003-10-03
VERILINK CORP
filed 2003-11-17
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

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

     The number of shares outstanding of the issuer’s common stock as of October 31, 2003 was 14,849,154.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	October 3, 2003	September 27, 2002
Net sales	$9,595	$8,713
Cost of sales	4,471	4,198

Gross profit	5,124	4,515

Operating expenses:
Research and development	1,384	848
Selling, general and administrative	2,246	2,233

Total operating expenses	3,630	3,081

Operating income	1,494	1,434
Interest and other income, net	180	102
Interest expense	(38)	(53)

Income before provision for income taxes	1,636	1,483
Provision for income taxes	—	—

Net income before cumulative change in accounting principle, relating to goodwill	1,636	1,483
Cumulative effect of change in accounting principle, relating to goodwill	—	(1,233)

Net income	$1,636	$250

Basic earnings per share:
Net income before cumulative change in accounting principle, relating to goodwill	$0.11	$0.10
Less: Cumulative effect of change in accounting principle, relating to goodwill	—	(0.08)

Net income	$0.11	$0.02

Diluted earnings per share:
Net income before cumulative change in accounting principle, relating to goodwill	$0.10	$0.10
Less: Cumulative effect of change in accounting principle, relating to goodwill	—	(0.08)

Net income	$0.10	$0.02

Weighted average shares outstanding:
Basic	14,734	14,997

Diluted	15,977	15,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 3, 2003 (unaudited)	June 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,428	$8,503
Short-term investments	127	101
Accounts receivable, net	4,025	3,621
Inventories, net	2,743	2,296
Other current assets	531	319

Total current assets	16,854	14,840
Property held for lease, net	6,413	6,462
Property, plant and equipment, net	1,293	1,350
Restricted cash	1,000	1,000
Other intangible assets, net	2,778	2,132
Other assets	497	525

	$28,835	$26,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$732	$730
Accounts payable	2,168	1,558
Accrued expenses	4,060	4,373
Accrued purchase consideration	1,996	1,800

Total current liabilities	8,956	8,461
Long-term debt and capital lease obligations	3,565	3,749

Total liabilities	12,521	12,210

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares Authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized;
14,808,367 and 14,670,525 shares outstanding	149	147
Additional paid-in capital	51,715	51,100
Notes receivable from stockholder	(2,270)	(2,375)
Deferred compensation related to stock options	(141)	—
Accumulated other comprehensive loss	(34)	(32)
Accumulated deficit	(33,105)	(34,741)

Total stockholders’ equity	16,314	14,099

	$28,835	$26,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	October 3, 2003	September 27, 2002
Cash flows from operating activities:
Net income	$1,636	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	290
Accrued interest on notes receivable from stockholder, net of reserve	(176)	(46)
Loss on retirement of property, plant and equipment	6	—
Cumulative effect of change in accounting principle, relating to goodwill	—	1,233
Changes in assets and liabilities:
Accounts receivable, net	(404)	(91)
Inventories, net	(447)	(678)
Other assets	(184)	(306)
Accounts payable	610	666
Accrued expenses	86	393

Net cash provided by operating activities	1,595	1,711

Cash flows from investing activities:
Purchases of property, plant and equipment	(107)	(256)
Sale (purchase) of short-term investments	(26)	497
Payments related to product line acquisitions	(547)	—
Proceeds from repayment of notes receivable	140	—

Net cash provided by (used in) investing activities	(540)	241

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(182)	(180)
Proceeds from issuance of common stock	54	—
Change in other comprehensive income	(2)	(1)

Net cash used in financing activities	(130)	(181)

Net increase in cash and cash equivalents	925	1,771
Cash and cash equivalents at beginning of period	8,503	5,630

Cash and cash equivalents at end of period	$9,428	$7,401

Supplemental disclosures:
Cash paid for interest	$38	$52
Cash paid for income taxes	$59	$17
Non-cash financing activities:
Repayment of notes receivable from stockholder	$141	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending July 2, 2004. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003 as filed with the Securities and Exchange Commission.

Note 2 – Comprehensive Income (Loss)

     The Company records gains or losses on the Company’s foreign currency translation adjustments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. For the three months ended October 3, 2003 and September 27, 2002, comprehensive income amounted to $1,634,000 and $249,000, respectively.

Note 3 – Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. The following table sets forth the computation of basic and diluted earnings per share for the three months ended October 3, 2003 and September 27, 2002 (in thousands, except per share amounts):

	Three months ended
	October 3, 2003	September 27, 2002
Net income	$1,636	$250

Weighted average shares outstanding:
Basic	14,734	14,997
Effect of potential common stock from the exercise of stock options	1,243	202

Diluted	15,977	15,199

Basic earnings per share	$0.11	$0.02

Diluted earnings per share	$0.10	$0.02

     Options to purchase 967,958 and 3,444,233 shares of common stock were outstanding at October 3, 2003 and September 27, 2002, respectively, but were not included in the computation of diluted earnings per share because inclusion of such options would have been antidilutive.

Note 4 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	October 3, 2003	June 27, 2003
Inventories:
Raw materials	$3,435	$3,159
Work in process	56	32
Finished goods	1,852	1,813

	5,343	5,004
Less: Inventory reserves	(2,600)	(2,708)

Inventories, net	$2,743	$2,296

Note 5 – Acquisition of Miniplex Product Line

     On July 22, 2003, the Company acquired the fixed assets and intellectual property rights relating to Terayon Communication System, Inc.‘s Miniplex product line for telecom carriers for up to $868,000, plus the assumption of certain liabilities. Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “earn-out period”). The Company will make quarterly payments to Terayon during the earn-out period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004.

     The purchase price was allocated to the individual assets acquired based on the relative fair value of the assets acquired and liabilities assumed. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$443
Remaining estimated purchase price obligation	300
Transaction costs	50
Assumed liabilities	114

Total purchase consideration	$907

     The purchase consideration was allocated to the estimated fair values of the assets acquired. The purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Amortization Life
Tangible assets	$29	—
Developed technology	134	3 years
Customer relations	716	4 years
Trademarks	28	4 years

Total purchase price allocation	$907

     The acquisition was funded through available cash. The remaining estimated purchase price obligation is included in accrued purchase consideration on the condensed consolidated balance sheet as of October 3, 2003.

Note 6 – Other Intangible Assets

     Acquired other intangible assets subject to amortization are as follows (in thousands):

	October 3, 2003		June 27, 2003
	Gross Carrying Costs	Accumulated Amortization	Gross Carrying Costs	Accumulated Amortization
Customer relations	$3,460	$1,636	$2,744	$1,472
Developed technology	1,705	871	1,572	808
Trademarks	133	13	104	8

	$5,298	$2,520	$4,420	$2,288

     The approximate estimated annual amortization for other intangibles is (in thousands):

Fiscal years ending June:
2004	$781
2005	$666
2006	$666
2007	$537
2008	$231

Note 7 – Warranty Liability

     The Company records a warranty provision at the time of the sale. The Company warrants its products for a five-year period. A reconciliation of the changes in warranty liability for the three months ended October 3, 2003 is (in thousands):

Beginning balance, as of June 27, 2003	$1,374
Additions:
Additions charged to income	49
Less deductions from the reserves	(107)

Ending balance, as of October 3, 2003	$1,316

Note 8 – Stock Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant.

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under its stock option plan and stock purchase plan, the Company’s net income and earnings per share would have been reduced to the pro forma amounts below for the respective periods (in thousands, except per share amounts):

	Three months ended
	October 3, 2003	September 27, 2002
Net income, as reported	$1,636	$250
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	17	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120)	124

Pro forma net income	$1,533	$374

Earnings per share:
Basic – as reported	$0.11	$0.02

Basic – pro forma	$0.10	$0.02

Diluted – as reported	$0.10	$0.02

Diluted – pro forma	$0.10	$0.02

     In the first quarter of fiscal 2004, the Company recorded deferred compensation expense of $169,000 in connection with the grant of stock options to certain employees in California who joined the Company as part of the NetEngine acquisition in January 2003. Although the Company planned to award these options promptly upon completion of the Net Engine acquisition, regulatory permits necessary to grant options to California residents were not obtained until August 2003, at which point the fair market value of the common stock had increased. The Company therefore issued these options at less than fair market value as of the date of grant. During the three months ended October 3, 2003, the Company recognized compensation expense of $28,000 related to these options. The remaining deferred compensation of $141,000 will be charged to expense over the remaining vesting period of the underlying options.

     The Company issued 95,631 shares of common stock in the first quarter of fiscal 2004 as stock bonuses to executive officers and certain key employees. These stock bonuses were awarded in recognition of the Company’s fiscal 2003 performance, and the associated expense was recorded in fiscal 2003.

Note 9 – Related Party Transactions

     In September 2003, the net after tax portion of the fiscal 2003 discretionary bonus provided to the Company’s President and Chief Executive Officer, totaling approximately $141,000, was applied against his outstanding note to the Company. Subsequent to the end of the quarter, the remaining balance of this note was repaid. See Note 11.

Note 10 – Recently Issued Accounting Pronouncements

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. SFAS No. 149 does not currently impact the Company’s financial statements.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. SFAS No. 150 does not currently impact the Company’s financial statements.

Note 11 – Subsequent Event

     In November 2003, the Company’s President and Chief Executive Officer paid in full the $2,287,000 outstanding principal and interest balance on his promissory note to the Company by delivering 343,034 shares of common stock to the Company as contemplated by the loan documentation. As a result of this repayment, all of the promissory notes of the President and Chief Executive Officer have been repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Verilink provides telecommunications products that address the wireless infrastructure, voice and data integrated access, and wireline service delivery markets. The Company develops, manufactures, and markets integrated access devices, centralized access systems, and infrastructure service enabling equipment for network service providers, enterprise customers, and original equipment manufacturer partners. These products are deployed worldwide as targeted solutions for applications involving voice over IP, voice over ATM, wireless backhaul aggregation, Frame Relay, point-to-point services, Internet protocol (“IP”) access routing, and the evolving transition from time-division multiplexing to IP. The Company’s customers include Regional Bell Operating Companies, interexchange carriers, incumbent local exchange carriers, competitive local exchange carriers, international post, telephone, and telegraph administrations, wireless service providers, equipment vendors, enterprise customers, and various local, state, and federal government agencies. The Company was founded in California in 1982 and is a Delaware corporation currently headquartered in Madison, Alabama.

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

	Three months ended
	October 3, 2003	September 27, 2002
Net sales	100.0%	100.0%
Cost of sales	46.6	48.2

Gross profit	53.4	51.8

Operating expenses:
Research and development	14.4	9.7
Selling, general and administrative	23.4	25.6

Total operating expenses	37.8	35.3

Operating income	15.6	16.5
Interest and other income, net	1.9	1.1
Interest expense	(0.4)	(0.6)

Income before provision for income taxes	17.1	17.0
Provision for income taxes	—	—

Net income before cumulative change in accounting principle, relating to goodwill	17.1	17.0
Cumulative effect of change in accounting principle, relating to goodwill	—	(14.1)

Net income	17.1%	2.9%

     Sales. Net sales for the three months ended October 3, 2003 increased to $9,595,000 from $8,713,000 in the comparable period of the prior fiscal year. This increase is due to the acquisition of the Miniplex product line which provided sales of $1,112,000 from the July 22, 2003 acquisition date to October 3, 2003. Net sales of carrier and carrier access products increased 4.9% to $6,659,000 in the three months ended October 3, 2003 from $6,351,000 in the comparable prior year period due to the addition of the Miniplex product line, offset by a decrease in sales to the Company’s largest customer, which can fluctuate between quarters based upon the timing of its projects. Net sales of enterprise access products increased by 24.3% in the three months ended October 3, 2003 to $2,935,000 from $2,362,000 for the same period last year. This increase was the result of sales of NetEngine integrated access device (“IAD”) product line acquired in January 2003, which contributed $924,000 of sales this quarter. Excluding NetEngine sales, sales of enterprise access products decreased by 14.9% in the three months ended October 3, 2003 compared to the comparable period in the prior year, which reflects an overall decline in legacy product sales to enterprise customers that has not been offset by a corresponding increase in sales of WANsuite products.

     The Company’s business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers increased slightly in the three months ended October 3, 2003 to $7,664,000 from $7,618,000 in the comparable period in the prior year. Net sales to all other customers increased by 76.3% in the three-month period ended October 3, 2003 from the comparable period in the prior fiscal year. The Company’s top five customers did not remain the same over these periods. Sales to Nortel Networks accounted for 54% of net sales in the three months ended October 3, 2003, compared to 61% in the prior sequential quarter and 64% in the comparable period of the prior fiscal year. The Company believes that sales of NetEngine and Miniplex products will reduce customer concentration in future quarters.

     Gross Profit. Gross profit increased to 53.4% of net sales for the three months ended October 3, 2003 as compared to 51.8% for the three months ended September 27, 2002. This increase is primarily attributable to increased sales volume through the Madison, Alabama manufacturing facility and the benefit from cost reduction measures enacted during the last two years, including lower fixed manufacturing and facilities costs.

     Research and Development. Research and development expenditures for the three months ended October 3, 2003 increased 63.2% to $1,384,000 from $848,000 for the same period in the prior year, and increased as a percentage of sales from 9.7% to 14.4%. This increase is a result of the staff added to support NetEngine IAD development projects. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company continues to monitor the level of its investment in research and development activities and adjusts spending levels, upward or downward, based upon anticipated sales volume. The Company expects research and development spending to increase in the three months ending January 2, 2004 over the amounts spent in the three months ended October 3, 2003.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended October 3, 2003 increased 0.6% to $2,246,000 from $2,233,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 25.6% to 23.4%. This slight increase over the same period in the prior year is due to increased headcount and related expenses offset by a credit of $135,000 for collection of notes receivable from former employees that were fully reserved in prior years. The decrease as a percentage of sales is due entirely to the impact of increased sales dollars.

     Interest and Other Income, Net. Interest and other income, net, increased 76.5% to $180,000 for the three months ended October 3, 2003 from $102,000 in the comparable period in the prior fiscal year due to net rental income related to property held for lease, which totaled $135,000 for the three months ended October 3, 2003 compared to $41,000 for the three months ended September 27, 2003.

     Interest Expense. Interest expense declined 28.3% to $38,000 for the three months ended October 3, 2003 from $53,000 in the same period in the prior fiscal year as a result of lower interest rates and lower principal balances on the Company’s debt obligations.

     Provision for Income Taxes. No tax provision or tax benefits were provided in the three months ended October 3, 2003 or September 27, 2002 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. The Company has net operating loss carry forwards of approximately $31,600,000 as of June 27, 2003.

     Cumulative effect of change in accounting principle, relating to goodwill. As of June 29, 2002, the Company adopted SFAS No. 142, ceased amortizing goodwill and completed its transitional impairment test of goodwill. As a result, the Company determined that its goodwill was impaired and recorded a charge of $1,232,900 in the quarter ended September 27, 2002. This charge is presented in the condensed consolidated statement of operations as a cumulative effect of change in accounting principle, relating to goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     On October 3, 2003, the Company’s principal sources of liquidity included $9,555,000 of unrestricted cash, cash equivalents and short-term investments.

     During the three months ended October 3, 2003, cash provided by operating activities was $1,595,000 compared to $1,711,000 for the three months ended September 27, 2002. Net cash provided by operating activities in the current period was due to income before depreciation and amortization, which totaled $2,104,000. The increase in accounts receivable used cash of $404,000 in the three months ended October 3, 2003 compared to $91,000 used in the comparable period in the prior fiscal year. The increase in inventories for the three months ended October 3, 2003 used $447,000 of cash compared to cash used in the same period last year of $678,000. The increase in inventories during the three months ended October 3, 2003 is due to inventory purchases related to the Miniplex product line. Accounts payable and accrued expenses increased $696,000 in the three-month period ended October 3, 2003 compared to an increase of $1,059,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the three months ended October 3, 2003 and the comparable prior year period were primarily due to the timing of inventory purchases and the resulting payments to vendors.

     Cash used in investing activities was $540,000 for the three months ended October 3, 2003 compared to cash provided by investing activities of $241,000 for the three months ended September 27, 2002. The funds used in investing activities during the three months ended October 3, 2003 are a result of payments related to the NetEngine and Miniplex acquisitions of $547,000, capital expenditures of $107,000 and the purchase of short-term investments of $26,000, offset by proceeds from the repayment of notes receivable of $140,000. For the three months ended September 27, 2002, cash was used to purchase property, plant and equipment of $256,000, offset by the maturity of short-term investments of $497,000.

     Cash used in financing activities was $130,000 for the three months ended October 3, 2003 as compared to cash used in financing activities of $181,000 for the three months ended September 27, 2002. Payments on long-term debt and capital lease obligations were $182,000 and $180,000 for the three months ended October 3, 2003 and September 27, 2002, respectively. Proceeds from the issuance of common stock under the Company’s stock plans provided $54,000 of cash in the current year.

     The Company has signed a contract to sell its facility in Huntsville, Alabama located at 950 Explorer Boulevard. The agreement provides that the sale be completed no later than December 1, 2003, subject to the terms and conditions of the agreement. Upon the sale of this facility, the Company would retire all of its long-term debt.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations will be adequate to finance the Company’s operations, capital expenditures, and research and development programs for at least the next twelve months. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing and offerings of debt and equity securities.

PRODUCT LINE ACQUISITION

     On July 22, 2003, the Company acquired the fixed assets and intellectual property rights relating to Terayon Communication System, Inc.’s Miniplex product line for telecom carriers for up to $868,000, plus the assumption of certain liabilities. This product line gives telephone companies the capability to provide multiple plain old telephone services (“POTS”) connections over a single copper pair – a more cost-effective alternative to resolving copper exhaust problems than the installation of new copper cable.

     Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “earn-out period”). The Company will make quarterly payments to Terayon during the earn-out period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004.

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

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. The Company’s long-lived assets include, but are not limited to, the facility located at 950 Explorer Boulevard, related furniture and equipment, software licenses, goodwill and intangible assets related to acquisitions.

     Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. Inventory reserves totaled $2,600,000 and $2,708,000 as of October 3, 2003 and June 27, 2003, respectively.

     Revenue Recognition. The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products. The reserve for future product returns was $232,000 and $382,000 as of October 3, 2003 and June 27, 2003, respectively.

     Warranty Provision. The Company records a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $1,316,000 and $1,374,000 as of October 3, 2003 and June 27, 2003, respectively.

     Allowance for Doubtful Accounts. The Company estimates losses resulted from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $512,000 and $532,000 as of October 3, 2003 and June 27, 2003, respectively.

     Valuation of Notes Receivable. The Company continually assesses the collectability of assets classified as outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current data. Should our actual experience with respect to collections differ from our initial assessment, adjustments in the reserves will be recorded. The allowance for notes receivable was $282,000 and $421,000 as of October 3, 2003 and June 27, 2003, respectively.

     Deferred Tax Assets. The Company has provided a full valuation reserve related to its deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each quarter. The valuation allowance related to the Company’s deferred tax assets was $16,491,000 as of June 27, 2003.

Factors Affecting Future Results

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance.

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: reduced customer concentration in future periods; the expected increases in research and development expenses; the requirement of a significant level of investment in product development; and the adequacy of the Company’s cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors described below and in the Company’s Annual Report on Form 10-K, as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor.

•

Dependence on Legacy and Recently Introduced Products and New Product Development. The majority of sales continue to be provided by the Company’s legacy products. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s existing products and new products in development.

•

Risks Associated With Acquisitions, Potential Acquisitions and Joint Ventures. An important element of the Company’s strategy is to consider acquisition prospects and joint venture opportunities. Transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash, the incurring of debt and the assumption of contingent liabilities, significant demands on management attention, and/or business risks associated with integrating other businesses into the Company.

•

Customer Concentration. A small number of customers have historically accounted for a majority of the Company’s sales, with a single customer’s orders for legacy products accounting for a majority of sales in many fiscal quarters. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers.

•	Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, and technical personnel.

•

Dependence on Key Suppliers and Component Availability. The loss of a key supplier, loss of a contract manufacturer, an increase in required lead times, an increase in prices of component parts, interruptions in the supply of any components, or the inability of the Company or its third party sub-contractor to procure components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

•

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

•

Competition. The market for telecommunications network access equipment addressed by the Company’s product families can be characterized as highly competitive, with intensive price pressure. Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company, and many have long-established relationships with network service providers.

•

Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The Company’s business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing new products or enhancements.

•

Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company’s products.

•

Risks Associated With Entry into International Markets. The Company has little experience in the International markets, but intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in receivables collection and potentially adverse tax consequences.

•

Risk of Third Party Claims of Infringement; Limited Protection of Intellectual Property. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company relies upon a combination of statutory and contractual restrictions to establish and protect proprietary rights in its products and technologies. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     At October 3, 2003, the Company’s investment portfolio consisted of fixed income securities of $127,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 3, 2003, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 3, 2003, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

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

PART II. OTHER INFORMATION

Item 5. Exhibits and Reports on Form 8-K

(a)	Exhibits Index:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed no reports on Form 8-K during the quarter ended October 3, 2003.

On July 22, 2003, the Company furnished a Form 8-K, which attached a press release announcing the Company’s financial results for the quarter ended October 3, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

November 17, 2003	By: ___________________________________________
C. W. Smith
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)