Form 10-Q
period 2004-01-02
VERILINK CORP
filed 2004-02-17
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2004

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

Yes ☒	No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

      The number of shares outstanding of the issuer’s common stock as of January 30, 2004 was 14,758,133.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended

	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002

Net sales	$9,089	$6,145	$18,684	$14,858
Cost of sales	4,888	2,953	9,359	7,151

Gross profit	4,201	3,192	9,325	7,707

Operating expenses:
Research and development	1,448	706	2,832	1,554
Selling, general and administrative	2,690	1,956	4,936	4,189

Total operating expenses	4,138	2,662	7,768	5,743

Operating income	63	530	1,557	1,964
Interest and other income, net	236	122	416	224
Interest expense	(35)	(47)	(73)	(100)

Income before provision for income taxes	264	605	1,900	2,088
Provision for income taxes	—	—	—	—

Net income before cumulative change in accounting principle, relating to goodwill	264	605	1,900	2,088
Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(1,233)

Net income	$264	$605	$1,900	$855

Basic earnings per share:
Net income before cumulative change in accounting principle, relating to goodwill	$0.02	$0.04	$0.13	$0.14
Less: Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(0.08)

Net income	$0.02	$0.04	$0.13	$0.06

Diluted earnings per share:
Net income before cumulative change in accounting principle, relating to goodwill	$0.02	$0.04	$0.12	$0.14
Less: Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(0.08)

Net income	$0.02	$0.04	$0.12	$0.06

Weighted average shares outstanding:
Basic	14,768	14,966	14,751	14,981

Diluted	16,385	15,378	16,193	15,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	January 2, 2004	June 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$10,445	$8,503
Short-term investments	127	101
Accounts receivable, net	3,719	3,621
Inventories, net	3,690	2,296
Other current assets	330	319

Total current assets	18,311	14,840
Property held for lease, net	6,365	6,462
Property, plant and equipment, net	1,389	1,350
Restricted cash	1,000	1,000
Other intangible assets, net	2,563	2,132
Other assets	448	525

	$30,076	$26,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$733	$730
Accounts payable	2,390	1,558
Accrued expenses	4,635	4,373
Accrued purchase consideration	1,853	1,800

Total current liabilities	9,611	8,461
Long-term debt and capital lease obligations	3,381	3,749

Total liabilities	12,992	12,210

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized; 14,728,974 and 14,670,525 shares outstanding	147	147
Additional paid-in capital	49,845	51,100
Note receivable from stockholder	—	(2,375)
Deferred compensation related to stock options	(33)	—
Accumulated other comprehensive loss	(34)	(32)
Accumulated deficit	(32,841)	(34,741)

Total stockholders’ equity	17,084	14,099

	$30,076	$26,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	January 2, 2004	December 27, 2002

Cash flows from operating activities:
Net income	$1,900	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	922	562
Amortization of deferred compensation	39	—
Accrued interest on note receivable from stockholder, net of reserve	(193)	(88)
Loss on retirement of property, plant and equipment	6	—
Cumulative effect of change in accounting principle, relating to goodwill	—	1,233
Changes in assets and liabilities:
Accounts receivable, net	(98)	2,466
Inventories, net	(1,394)	(627)
Other assets	66	(8)
Accounts payable	832	(882)
Accrued expenses	604	101

Net cash provided by operating activities	2,684	3,612

Cash flows from investing activities:
Purchases of property, plant and equipment	(394)	(469)
Sale (purchase) of short-term investments	(26)	497
Payments related to product line acquisitions	(690)	—
Proceeds from repayment of notes receivable	140	150

Net cash provided by (used in) investing activities	(970)	178

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(365)	(361)
Repurchase of Common Stock	—	(49)
Proceeds from issuance of common stock	595	3
Proceeds for repayments of notes receivable from stockholders	—	675
Change in other comprehensive income	(2)	1

Net cash provided by financing activities	228	269

Net increase in cash and cash equivalents	1,942	4,059
Cash and cash equivalents at beginning of period	8,503	5,630

Cash and cash equivalents at end of period	$10,445	$9,689

Supplemental disclosures:
Cash paid for interest	$74	$99
Cash paid for income taxes	$59	$17
Non-cash financing activities:
Repayment of notes receivable from stockholder	$2,428	$—

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

Note 2 – Comprehensive Income (Loss)

      The Company records gains or losses on the Company’s foreign currency translation adjustments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. For the three months ended January 2, 2004 and December 27, 2002, comprehensive income amounted to $264,000 and $607,000, respectively. For the six months ended January 2, 2004 and December 27, 2002, comprehensive income amounted to $1,898,000 and $856,000, respectively.

Note 3 – Earnings Per Share

      Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended January 2, 2004 and December 27, 2002 (in thousands, except per share amounts):

	Three Months ended		Six Months ended

	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002

Net income	$264	$605	$1,900	$855

Weighted average shares outstanding:
Basic	14,768	14,966	14,751	14,981
Effect of potential common stock from the exercise of stock options	1,617	412	1,442	269

Diluted	16,385	15,378	16,193	15,250

Basic earnings per share	$0.02	$0.04	$0.13	$0.06

Diluted earnings per share	$0.02	$0.04	$0.12	$0.06

Number of option shares excluded from computation of diluted earnings per share because their effect is anti-dilutive	242	2,306	310	2,426

Note 4 – Inventories

      Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	January 2, 2004	June 27, 2003

Inventories:
Raw materials	$3,357	$3,159
Work in process	122	32
Finished goods	1,366	1,813
Miniplex inventory purchase commitment	1,369	—

	6,214	5,004
Less: Inventory reserves	(2,524)	(2,708)

Inventories, net	$3,690	$2,296

Note 5 – Acquisition of Miniplex Product Line

      On July 22, 2003, the Company acquired the fixed assets and intellectual property rights relating to Terayon Communication System, Inc.’s Miniplex product line for telecom carriers for up to $868,000, plus the assumption of certain liabilities. Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “Earn-Out Period”). The Company will make quarterly payments to Terayon during the Earn-Out Period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. The Company has purchased $731,000 of this Miniplex inventory from Terayon and the remaining purchase commitment of $1,369,000 is included in inventories and accounts payable on the condensed consolidated balance sheet as of January 2, 2004.

      The purchase price was allocated to the individual assets acquired based on the relative fair value of the assets acquired and liabilities assumed. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$443
Quarterly payment	51
Remaining estimated purchase price obligation	249
Transaction costs	50
Assumed liabilities	114

Total purchase consideration	$907

      The purchase consideration was allocated to the estimated fair values of the assets acquired. The purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Amortization Life

Tangible assets	$29	various
Developed technology	134	3 years
Customer relations	716	4 years
Trademarks	28	4 years

Total purchase price allocation	$907

      The acquisition was funded through available cash. The remaining estimated purchase price obligation is included in accrued purchase consideration on the condensed consolidated balance sheet as of January 2, 2004.

Note 6 – Other Intangible Assets

      Acquired other intangible assets subject to amortization are as follows (in thousands):

	January 2, 2004		June 27, 2003

	Gross Carrying Costs	Accumulated Amortization	Gross Carrying Costs	Accumulated Amortization

Customer relations	$3,460	$1,780	$2,744	$1,472
Developed technology	1,705	935	1,572	808
Trademarks	133	20	104	8

	$5,298	$2,735	$4,420	$2,288

      The approximate estimated annual amortization for other intangibles is (in thousands):

Fiscal years ending June:
2004	$781
2005	$666
2006	$666
2007	$537
2008	$231

Note 7 – Warranty Liability

      The Company records a warranty provision at the time of the sale. The Company warrants its products for a five-year period. A reconciliation of the changes in warranty liability for the six months ended January 2, 2004 is (in thousands):

Beginning balance, as of June 27, 2003	$1,374
Additions:
Additions charged to income	94
Less deductions from the reserves	(152)

Ending balance, as of January 2, 2004	$1,316

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

      Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under its stock option plan and stock purchase plan, the Company’s net income and earnings per share would have been reduced to the pro forma amounts below for the respective periods (in thousands, except per share amounts):

	Three months ended		Six months ended

	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002

Net income, as reported	$264	$605	$1,900	$855
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	—	23	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(206)	(88)	(329)	37

Pro forma net income	$65	$517	$1,594	$892

Earnings per share:
Basic – as reported	$0.02	$0.04	$0.13	$0.06

Basic – pro forma	$0.00	$0.03	$0.11	$0.06

Diluted – as reported	$0.02	$0.04	$0.12	$0.06

Diluted – pro forma	$0.00	$0.03	$0.10	$0.06

      In the first quarter of fiscal 2004, the Company recorded deferred compensation expense of $43,000 in connection with the grant of stock options to certain employees in California who joined the Company as part of the NetEngine acquisition in January 2003. Although the Company planned to award these options promptly upon completion of the Net Engine acquisition, regulatory permits necessary to grant options to California residents were not obtained until August 2003, at which point the fair market value of the common stock had increased. The Company therefore issued these options at less than fair market value as of the date of grant and provided a fixed cash award totaling $126,000 that is contingent upon the exercise of the underlying stock option award. During the three and six months ended January 2, 2004, the Company recognized total compensation expense of $11,000 and $39,000, respectively, related to these options. The deferred compensation and fixed cash award are charged to expense over the vesting period of the underlying options. At January 2, 2004, the remaining deferred compensation totaled $33,000.

      The Company issued 95,631 shares of common stock in the first quarter of fiscal 2004 as stock bonuses to executive officers and certain key employees. These stock bonuses were awarded in recognition of the Company’s fiscal 2003 performance, and the associated expense was recorded in fiscal 2003.

Note 9 – Related Party Transactions

      In September 2003, the net after tax portion of the fiscal 2003 discretionary bonus provided to the Company’s President and Chief Executive Officer, totaling approximately $141,000, was applied against his outstanding note to the Company. In November 2003, the Company’s President and Chief Executive Officer paid the remaining principal balance of this note plus accrued interest, totaling $2,287,000, by delivering 343,034 shares of common stock to the Company as contemplated by the loan documentation. As a result of these repayments, all of the promissory notes of the President and Chief Executive Officer have been repaid.

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

      On January 15, 2003, the FASB completed its re-deliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not currently impact the Company’s financial statements.

Note 11 – Subsequent Event

      On February 5, 2004, the Company acquired all the outstanding stock of XEL Communications, Inc. (“XEL”) for up to $17,650,000 in consideration consisting of $7,650,000 paid in cash at closing and $10,000,000 in the form of a note which may be converted into common stock of the Company at a conversion price of $5.324 per share. Following the closing, the Company issued certain employees of XEL a total of 187,826 shares of common stock, 187,826 shares of restricted common stock and $350,000 in cash bonuses. The Company incurred estimated transaction costs of approximately $675,000 in the transaction. In connection with the issuance of the shares of stock and payment of bonuses, the Company expects to record compensation expense of $1,350,000 immediately following the closing. The compensation expense related to the restricted stock issuance totaling $1,000,000 will be charged to expense over the three year vesting period.

      The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets and liabilities acquired. The Company expects to complete the preliminary allocation of the purchase price during the third quarter of fiscal 2004.

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

	Three months ended		Six months ended

	January 2, 2004	December 27, 2002	January 2, 2004	December 27, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.8	48.1	50.1	48.1

Gross profit	46.2	51.9	49.9	51.9

Operating expenses:
Research and development	15.9	11.5	15.2	10.5
Selling, general and administrative	29.6	31.8	26.4	28.2

Total operating expenses	45.5	43.3	41.6	38.7

Operating income	0.7	8.6	8.3	13.2
Interest and other income, net	2.6	2.0	2.2	1.5
Interest expense	(0.4)	(0.8)	(0.3)	(0.6)

Income before provision for income taxes	2.9	9.8	10.2	14.1
Provision for income taxes	—	—	—	—

Net income before cumulative change in accounting principle, relating to goodwill	2.9	9.8	10.2	14.1
Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(8.3)

Net income	2.9%	9.8%	10.2%	5.8%

      Sales. Net sales for the three months ended January 2, 2004 increased 48% to $9,089,000 from $6,145,000 in the comparable period of the prior fiscal year. This increase is attributable to the acquisition of the NetEngine integrated access device product line (January 2003) and Miniplex product line for telecom carriers (July 2003), which provided sales of $3,352,000 for the period. Net sales for the six months ended January 2, 2004 increased 26% to $18,684,000 from $14,858,000 for the same period of the prior year. The Net Engine and Miniplex product lines provided net sales of $5,388,000 for the current six-month period. Net sales of carrier and carrier access products increased 46% to $5,345,000 in the three months ended January 2, 2004 from $3,650,000 in the comparable prior year period and increased 20% for the six months ended January 2, 2004 to $12,005,000 from $10,001,000 in the comparable prior year period. This increase was due to the addition of the Miniplex product line, offset by a decrease of $403,000 in sales to the Company’s largest customer, which can fluctuate between quarters based upon the timing of its projects. Net sales of enterprise access products increased by 50% in the three months ended January 2, 2004 to $3,743,000 from $2,495,000 and increased by 37% in the six months ended January 2, 2004 to $6,678,000 from $4,857,000 for the same periods last year. These increases were the result of the addition of the NetEngine product line, which contributed $1,734,000 and $2,658,000 for the three and six months ended January 2, 2004, respectively. Excluding NetEngine sales, sales of enterprise access products decreased by 20% and 17% in the three and six months ended January 2, 2004, respectively, compared to the comparable periods in the prior year, which reflects an overall decline in legacy product sales to enterprise customers that has not been offset by a corresponding increase in sales of WANsuite products.

      The Company’s business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers increased in the three months ended January 2, 2004 to $6,019,000 from $5,184,000 in the comparable period in the prior year and increased to $13,512,000 for the six months ended January 2, 2004 from $12,658,000 for the six months ended December 27, 2002. Net sales to all other customers increased by 219% in the three-month period ended January 2, 2004 and increased 135% in the six month period ended January 2, 2004 from the comparable periods in the prior fiscal year. The Company’s top five customers did not remain the same over these periods. Sales to Nortel Networks accounted for 35% and 44% of net sales in the three and six months ended January 2, 2004, respectively, compared to 51% and 59% in the comparable periods of the prior fiscal year.

      Gross Profit. Gross profit decreased to 46.2% of net sales for the three months ended January 2, 2004 as compared to 51.9% for the three months ended December 27, 2002. This decrease is primarily attributable to the product sales mix during this period with a higher sales volume of NetEngine products, which carry a lower margin than sales of our carrier and carrier access products. Gross profit for the six months ended January 2, 2004 decreased to 49.9% as compared to 51.9% in the comparable period of the prior fiscal year, again due to product sales mix.

      Research and Development. Research and development expenditures for the three months ended January 2, 2004 increased 105.1% to $1,448,000 from $706,000 for the same period in the prior year, and increased as a percentage of sales from 11.5% to 15.9%. Research and development expenditures for the six months ended January 2, 2004 increased 82.2% to $2,832,000 from $1,554,000 for the same period in the prior year, and increased as a percentage of sales from 10.5% to 15.2%. These increases are a result of the staff added in connection with the NetEngine acquisition and to support continued IAD development projects. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company continues to monitor the level of its investment in research and development activities and adjusts spending levels, upward or downward, based upon anticipated sales volume.

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended January 2, 2004 increased 37.5% to $2,690,000 from $1,956,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 31.8% to 29.6%. Selling, general and administrative expenses for the six months ended January 2, 2004 increased 17.8% to $4,936,000 from $4,189,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 28.2% to 26.4%. The increases over the same period in the prior year are due to increased headcount and related expenses, and on a year-to-date basis are partially offset by a credit of $135,000 for collection of notes receivable from former employees that were fully reserved in prior years. The decrease as a percentage of sales is due entirely to the impact of increased sales dollars.

      Interest and Other Income, Net. Interest and other income, net, increased 93.4% to $236,000 for the three months ended January 2, 2004 from $122,000 in the comparable period in the prior fiscal year and increased 85.7% to $416,000 for the six months ended January 2, 2004 from $224,000 in the comparable period in the prior fiscal year. The increase for the current three month period is primarily due to the forfeiture of earnest money by the potential buyer of our former headquarters building at 950 Explorer Boulevard in the amount of $75,000. Additionally, the increase in the six month period is also due to net rental income related to property held for lease, which totaled $271,000 for the six months ended January 2, 2004 compared to $180,000 for the six months ended December 27, 2002.

      Interest Expense. Interest expense declined 25.5% to $35,000 for the three months ended January 2, 2004 from $47,000 in the same period in the prior fiscal year and declined 27% to $73,000 for the six months ended January 2, 2004 from $100,000 in the same period in the prior fiscal year as a result of lower interest rates and lower principal balances on the Company’s debt obligations.

      Provision for Income Taxes. No tax provision or tax benefits were provided in the three- or six- months ended January 2, 2004 or December 27, 2002 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. The Company had net operating loss carry forwards of approximately $31,600,000 as of June 27, 2003.

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

      Net Income. Net income for the three months ended January 2, 2004 was $264,000 compared to $605,000 for the three months ended December 27, 2002, as a result of the above factors, including the increase in the Company’s revenues and decrease in margins, as well as an increase in selling, general and administrative charges. Net income as a percentage of sales for the three months ended January 2, 2004 was 2.9%, compared to 9.8% for the three months ended December 27, 2002. Net income for the first six months of 2004 was $1,900,000 compared to $855,000 for the first six months of 2003, as a result of the above factors. Net income as a percentage of sales for the first six months of 2004 was 10.2%, compared to 5.8% for the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

      On January 2, 2004, the Company’s principal sources of liquidity included $10,572,000 of unrestricted cash, cash equivalents and short-term investments.

      During the six months ended January 2, 2004, cash provided by operating activities was $2,684,000 compared to $3,612,000 for the six months ended December 27, 2002. Net cash provided by operating activities in the current period was due to income before depreciation and amortization, which totaled $2,822,000. The increase in accounts receivable used cash of $98,000 in the six months ended January 2, 2004 compared to $2,466,000 provided in the comparable period in the prior fiscal year. The increase in inventories for the six months ended January 2, 2004 used $1,394,000 of cash compared to cash used in the same period last year of $627,000. Accounts payable and accrued expenses increased $1,436,000 in the six-month period ended January 2, 2004 compared to a decrease of $781,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the six months ended January 2, 2004 and the comparable prior year period were primarily due to the timing of inventory purchases and the resulting payments to vendors. Additionally, the increase in inventories and accounts payable for the six months ended January 2, 2004 included $1,369,000 for inventories that the Company is required to purchase from Terayon as disclosed in note 5 of notes to condensed consolidated financial statements.

      Cash used in investing activities was $970,000 for the six months ended January 2, 2004 compared to cash provided by investing activities of $178,000 for the six months ended December 27, 2002. The funds used in investing activities during the six months ended January 2, 2004 are a result of current year payments related to the NetEngine and Miniplex acquisitions of $690,000, capital expenditures of $394,000 and the purchase of short-term investments of $26,000, offset by proceeds from the repayment of notes receivable of $140,000. For the six months ended December 27, 2002, cash was used to purchase property, plant and equipment of $469,000, offset by the maturity of short-term investments of $497,000 and proceeds from the repayment of notes receivable of $150,000.

      Cash provided by financing activities was $228,000 for the six months ended January 2, 2004 as compared to $269,000 for the six months ended December 27, 2002. Payments on long-term debt and capital lease obligations were $365,000 and $361,000 for the six months ended January 2, 2004 and December 27, 2002, respectively. Proceeds from the issuance of common stock under the Company’s stock plans provided $595,000 and $3,000 of cash in the six months ended January 2, 2004 and December 27, 2002, respectively. Proceeds from repayments of notes receivable from stockholders provided $675,000 of cash in the six months ended December 27, 2002.

      The Company’s former headquarters facility in Cummings Research Park West in Huntsville, Alabama, currently leased to The Boeing Company, provides a potential source of capital. The Company is seeking to sell this facility, and if the facility is not sold in the near term, the Company will seek to refinance the long-term debt to obtain additional cash to be used in its business.

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

SUBSEQUENT EVENT

      Subsequent to the date of this Report, the Company used approximately $8 million of its cash in connection with the acquisition of all the capital stock of XEL Communications, Inc. The Company also issued a convertible promissory note in the principal amount of $10 million with a maturity date of February 5, 2006. With the combined cash flow from operations of the Company’s existing business and the acquired business added by XEL, the Company believes that its current cash and investment balances, along with anticipated cash flows from operations will be adequate to finance the Company’s operations, capital expenditures, and research and development programs for at least the next twelve months. The Company is also seeking to obtain a working capital line of credit to augment its financial resources. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company may also seek additional sources of capital to meet its obligations including offerings of debt or equity securities.

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

      Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “Earn-Out Period”). The Company will make quarterly payments to Terayon during the Earn-Out Period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. The Company has purchased $731,000 of this Miniplex inventory from Terayon and the remaining purchase commitment of $1,369,000 is included in inventories and accounts payable on the condensed consolidated balance sheet as of January 2, 2004.

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

      Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. Inventory reserves totaled $2,524,000 and $2,708,000 as of January 2, 2004 and June 27, 2003, respectively.

      Revenue Recognition. The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products. The reserve for future product returns was $232,000 and $382,000 as of January 2, 2004 and June 27, 2003, respectively.

      Warranty Provision. The Company records a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $1,316,000 and $1,374,000 as of January 2, 2004 and June 27, 2003, respectively.

      Allowance for Doubtful Accounts. The Company estimates losses resulted from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $512,000 and $532,000 as of January 2, 2004 and June 27, 2003, respectively.

      Valuation of Notes Receivable. The Company continually assesses the collectability of assets classified as outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current data. Should our actual experience with respect to collections differ from our initial assessment, adjustments in the reserves will be recorded. The allowance for notes receivable was $282,000 and $421,000 as of January 2, 2004 and June 27, 2003, respectively.

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

            This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: reduced customer concentration in future periods; the expected increases in research and development expenses; the requirement of a significant level of investment in product development; and the adequacy of the Company’s cash position for the near-term. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-

looking statements. Among the factors that could cause actual results to differ materially are the factors described below and in the Company’s Annual Report on Form 10-K, as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor.

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

•

Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, marketing and technical personnel.

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

      At January 2, 2004, the Company’s investment portfolio consisted of fixed income securities of $127,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of January 2, 2004, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

      The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of January 2, 2004, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

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

(a)

The Annual Meeting of Stockholders of the Company was held on November 13, 2003 (the “Annual Meeting”). The voting of holders of record of 14,808,367 shares of the Company’s Common Stock outstanding at the close of business on September 30, 2003 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b)	The following individual was elected as Class I Director of the Company at the Annual Meeting:

Class III Director	Votes For	Votes Withholding Authority

John E. Major	12,322,433	70,374

The following Directors’ terms of office as Director continued after the meeting: Howard Oringer, Leigh S. Belden, Steven C. Taylor and John A. McGuire.

(c)

The appointment of PricewaterhouseCoopers LLP as the Company’s independent certified public accountants for fiscal year 2004 was ratified. The stockholders’ vote on such appointment was 12,264,991 shares FOR; 49,626 shares AGAINST; 78,190 shares ABSTAINED from voting; and 0 shares NO VOTE.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Index:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed no reports on Form 8-K during the quarter ended January 2, 2004.

On October 14, 2003, the Company furnished a Form 8-K, which attached a press release announcing the Company’s financial results for the quarter ended October 3, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

February 17, 2004	By:

C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)