Form 10-K/A
period 2003-06-27
VERILINK CORP
filed 2004-04-22
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 27, 2003

Commission File Number: 0-28562

VERILINK CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	94-2857548

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

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

EXPLANATORY NOTE

          Verilink Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 27, 2003 for the sole purpose of amending and restating Part II, Item 9A to clarify the disclosure regarding controls and procedures.  Except for the information set forth in this Amendment No. 1, no other information included in the Company’s original Annual Report on Form 10-K for the fiscal year ended June 27, 2003 is hereby updated or amended.

PART II

Item 9A.  Controls and Procedures.

        The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, (a) the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, and (b) no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended June 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

April 22, 2004	By:

C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.