Form 10-Q/A
period 2004-01-02
VERILINK CORP
filed 2004-04-22
CIK 774937

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

EXPLANATORY NOTE

          Verilink Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended January 2, 2004 for the sole purpose of amending and restating Part I, Item 4 to clarify the disclosure regarding controls and procedures.  Except for the information set forth in this Amendment No. 1, no other information included in the Company’s original Quarterly Report on Form 10-Q for the quarter ended January 2, 2004 is hereby updated or amended.

PART I – FINANCIAL INFORMATION

Item 4.  Controls and Procedures.

          The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, (a) the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, and (b) no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended January 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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