Form 10-Q
period 2004-04-02
VERILINK CORP
filed 2004-05-17
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

     The number of shares outstanding of the issuer’s common stock as of April 30, 2004 was 15,407,210.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended

	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Net sales	$13,646	$5,447	$32,330	$20,305
Cost of sales	8,439	3,109	17,798	10,260

Gross profit	5,207	2,338	14,532	10,045

Operating expenses:
Research and development	2,149	1,029	4,981	2,583
Selling, general and administrative	4,117	1,460	9,053	5,649
Restructuring charge	400	—	400	—
In-process research and development	—	316	—	316

Total operating expenses	6,666	2,805	14,434	8,548

Operating income (loss)	(1,459)	(467)	98	1,497
Interest and other income, net	219	257	635	481
Interest expense	(148)	(42)	(221)	(142)

Income (loss) before provision for income taxes	(1,388)	(252)	512	1,836
Provision for income taxes	—	—	—	—

Net income (loss) before cumulative change in accounting principle, relating to goodwill	(1,388)	(252)	512	1,836
Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(1,233)

Net income (loss)	$(1,388)	$(252)	$512	$603

Basic earnings (loss) per share:
Net income (loss) before cumulative change in accounting principle, relating to goodwill	$(0.09)	$(0.02)	$0.03	$0.12
Less: Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(0.08)

Net income (loss)	$(0.09)	$(0.02)	$0.03	$0.04

Diluted earnings (loss) per share:
Net income (loss) before cumulative change in accounting principle, relating to goodwill	$(0.09)	$(0.02)	$0.03	$0.12
Less: Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(0.08)

Net income (loss)	$(0.09)	$(0.02)	$0.03	$0.04

Weighted average shares outstanding:
Basic	15,048	14,856	14,850	14,940

Diluted	15,048	14,856	16,297	15,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	April 2, 2004	June 27, 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,872	$8,503
Short-term investments	127	101
Accounts receivable, net	8,892	3,621
Inventories, net	5,809	2,296
Other current assets	363	319

Total current assets	18,063	14,840
Property held for lease, net	6,317	6,462
Property, plant and equipment, net	1,533	1,350
Restricted cash	1,000	1,000
Goodwill	9,887	—
Other intangible assets, net	9,495	2,132
Other assets	532	525

	$46,827	$26,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$735	$730
Accounts payable	8,182	1,558
Accrued expenses	5,743	4,373
Accrued purchase consideration	1,362	1,800

Total current liabilities	16,022	8,461
Long-term debt and capital lease obligations	3,196	3,749
Convertible notes, net	10,422	—

Total liabilities	29,640	12,210

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized; 15,388,531 and 14,670,525 shares outstanding	154	147
Additional paid-in capital	52,275	51,100
Note receivable from stockholder	—	(2,375)
Deferred compensation	(975)	—
Accumulated other comprehensive loss	(38)	(32)
Accumulated deficit	(34,229)	(34,741)

Total stockholders’ equity	17,187	14,099

	$46,827	$26,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended

	April 2, 2004	March 28, 2003

Cash flows from operating activities:
Net income	$512	$603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,457	931
In-process research and development	—	316
Compensation expense related to stock awards	1,000	—
Amortization of deferred compensation	97	—
Accrued interest on note receivable from stockholder, net of change in reserves	(293)	(236)
Loss on retirement of property, plant and equipment	6	—
Cumulative effect of change in accounting principle, relating to goodwill	—	1,233
Changes in assets and liabilities:
Accounts receivable, net	(3,094)	463
Inventories, net	318	(1,235)
Other assets	30	66
Accounts payable	1,790	72
Accrued expenses	1,187	129

Net cash provided by operating activities	3,010	2,342

Cash flows from investing activities:
Purchases of property, plant and equipment	(540)	(544)
Sale (purchase) of short-term investments	(26)	497
Payments related to product line acquisitions	(1,181)	(1,000)
Acquisition of XEL Communications, Inc., net of cash acquired	(7,612)	—
Proceeds from repayment of notes receivable	240	260

Net cash used in investing activities	(9,119)	(787)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(548)	(543)
Repurchase of Common Stock	—	(49)
Proceeds from issuance of common stock	1,031	3
Proceeds for repayments of notes receivable from stockholders	—	675
Change in other comprehensive income	(5)	(7)

Net cash provided by financing activities	478	79

Net increase (decrease) in cash and cash equivalents	(5,631)	1,634
Cash and cash equivalents at beginning of period	8,503	5,630

Cash and cash equivalents at end of period	$2,872	$7,264

Supplemental disclosures:
Cash paid for interest	$222	$141
Cash paid for income taxes	$131	$17
Non-cash investing activities:
Convertible notes issued in acquisition of XEL Communications, Inc.	$10,480	$—
Non-cash financing activities:
Repayment of notes receivable from stockholder	$2,428	$—

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

Note 2 – Comprehensive Income (Loss)

     The Company records gains or losses on the Company’s foreign currency translation adjustments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Comprehensive loss for the three months ended April 2, 2004 of $1,391,000 consists of $1,388,000 of net loss and $3,000 of foreign currency translation adjustments. Comprehensive loss for the three months ended March 28, 2003 of $260,000 consists of $252,000 of net loss and $8,000 of foreign currency translation adjustments. Comprehensive income for the nine months ended April 2, 2004 of $507,000 consists of $512,000 of net income and $5,000 of foreign currency translation adjustments. Comprehensive income for the nine months ended March 28, 2003 of $596,000 consists of $603,000 of net income and $7,000 of foreign currency translation adjustments. As of April 2, 2004 and June 27, 2003, total accumulated other comprehensive loss was $38,000 and $32,000, respectively.

Note 3 – Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and nine months ended April 2, 2004 and March 28, 2003 (in thousands, except per share amounts):

	Three Months ended		Nine Months ended

	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Net income (loss)	$(1,388)	$(252)	$512	$603

Weighted average shares outstanding:
Basic	15,048	14,856	14,850	14,940
Effect of potential common stock from the exercise of stock options	—	—	1,447	400

Diluted	15,048	14,856	16,297	15,340

Basic earnings (loss) per share	$(0.09)	$(0.02)	$0.03	$0.04

Diluted earnings (loss) per share	$(0.09)	$(0.02)	$0.03	$0.04

Number of option shares excluded from computation of diluted earnings (loss) per share because their effect is anti-dilutive	3,971	3,274	463	1,908

     Restricted common stock outstanding issued to employees as of April 2, 2004 totaling 187,825 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

     Potential common shares from conversion of the convertible notes totaling 1,968,445 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Note 4 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	April 2, 2004	June 27, 2003

Inventories:
Raw materials	$4,443	$3,159
Work in process	161	32
Finished goods	3,144	1,813
Miniplex inventory purchase commitment	1,242	—

	8,990	5,004
Less: inventory reserves	(3,181)	(2,708)

Inventories, net	$5,809	$2,296

Note 5 – Acquisition of XEL Communications, Inc.

     On February 5, 2004, the company acquired all of the outstanding stock of XEL Communications, Inc. (“XEL”) for up to $17,650,000 in consideration consisting of $7,650,000 paid in cash at closing and $10,000,000 in the form of a note which may be converted into common stock of the Company at a conversion price of $5.324 per share. The convertible promissory note earns interest at a rate of 7% per annum and matures February 5, 2006. The holder may convert the note in whole or in increments of at least $1,000,000 into common stock of Verilink. The results of operations of XEL have been included in the condensed consolidated financial statements since February 5, 2004. XEL provides a total telecommunications business solution including equipment, project management, engineering and installation services to large domestic carriers for the delivery of integrated voice, data and Internet services for small and medium businesses.

     The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment. Acquisition costs include $480,000 paid to a financial adviser of the Company, which was paid in the form of a convertible note with the same terms as the $10,000,000 note discussed above. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$7,650
Convertible note issued	10,000
Acquisition costs	760

Total purchase consideration	$18,410

     The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is as follows (in thousands, except years):

	Purchase Price Allocation	Amortization Life

Tangible assets	$6,627	various
Goodwill	9,887	—
Developed technology	685	7 years
Customer relations	5,096	15 years
Trademarks	1,416	10 years
Liabilities assumed	(5,301)	—

Total purchase price allocation	$18,410

     The acquisition was funded through available cash and the issuance of convertible notes, which are included on the condensed consolidated balance sheet as of April 2, 2004.

     Pro Forma Financial Information – The following unaudited pro forma summary combines the results of the Company as if the acquisition of the XEL had occurred on June 29, 2002. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts).

	Three months ended		Nine months ended

	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Net sales	$15,369	$9,625	$46,273	$35,431
Net income (loss) before cumulative change in accounting principle, relating to goodwill	(2,203)	(789)	(455)	1,328
Net income (loss)	(2,203)	(789)	(455)	95
Earnings (loss) per share, basic	$(0.15)	$(0.05)	$(0.03)	$0.01

Earnings (loss) per share, diluted	$(0.15)	$(0.05)	$(0.03)	$0.01

     In connection with retaining certain employees of XEL following the acquisition, the Company also issued 187,826 shares of common stock and 187,826 shares of restricted common stock, and paid a total of $350,000 in cash bonuses. The Company agreed to register up to 1,968,445 shares of common stock issuable upon full conversion of the notes for resale under the Securities Act of 1933, as amended.

Note 6 – Acquisition of Miniplex Product Line

     On July 22, 2003, the Company acquired the fixed assets and intellectual property rights relating to Terayon Communication System, Inc.’s Miniplex product line for telecom carriers for up to $868,000, plus the assumption of certain liabilities. Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “Earn-Out Period”). The Company will make quarterly payments to Terayon during the Earn-Out Period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. The Company has purchased $858,000 of this Miniplex inventory from Terayon and the remaining purchase commitment of $1,242,000 is included in inventories and accounts payable on the condensed consolidated balance sheet as of April 2, 2004.

     The purchase price was allocated to the individual assets acquired based on the relative fair value of the assets acquired and liabilities assumed. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$443
Quarterly payments	126
Remaining estimated purchase price obligation	174
Transaction costs	50
Assumed liabilities	114

Total purchase consideration	$907

     The purchase consideration was allocated to the estimated fair values of the assets acquired. The purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Amortization Life

Tangible assets	$29	various
Developed technology	134	3 years
Customer relations	716	4 years
Trademarks	28	4 years

Total purchase price allocation	$907

     The acquisition was funded through available cash. The remaining estimated purchase price obligation is included in accrued purchase consideration on the condensed consolidated balance sheet as of April 2, 2004.

Note 7 – Other Intangible Assets

     Acquired other intangible assets subject to amortization are as follows (in thousands):

	April 2, 2004		June 27, 2003

	Gross Carrying Costs	Accumulated Amortization	Gross Carrying Costs	Accumulated Amortization

Customer relations	$8,556	$1,934	$2,744	$1,472
Developed technology	2,390	1,015	1,572	808
Trademarks	1,549	51	104	8

	$12,495	$3,000	$4,420	$2,288

     For the three months ended April 2, 2004 and March 28, 2003, amortization of other intangible assets totaled $265,000 and $148,000, respectively. For the nine months ended April 2, 2004 and March 28, 2003, amortization of other intangible assets totaled $712,000 and $299,000, respectively. The approximate estimated annual amortization for other intangibles is (in thousands):

Fiscal years ending June:
2004	$1,026
2005	$1,254
2006	$1,254
2007	$1,125
2008	$819

Note 8 – Warranty Liability

     The Company records a warranty provision at the time of the sale. The Company generally warrants its products for a five-year period. XEL products generally provide a warranty period of one year or longer as required by contract. A reconciliation of the changes in warranty liability for the nine months ended April 2, 2004 is (in thousands):

Beginning balance, as of June 27, 2003	$1,374
Additions:
Additions from acquisition	60
Additions charged to income	148
Less deductions from the reserves	(188)

Ending balance, as of April 2, 2004	$1,394

Note 9 – Convertible Notes

     The Company issued two convertible notes totaling $10,480,000 in connection with its acquisition of XEL Communications, Inc. as described in note 5 above. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into common stock of the Company at a conversion price of $5.324 per share. If the holders convert any portion of the promissory note, the holders must repay all interest received by them on the portion of the note converted before the Company will issue the common stock. Interest expense will be reduced by the amount of interest repaid by the holders in the period the note is converted into common stock.

     The terms of the $10,000,000 convertible promissory note provide that the amount of the note will be reduced by up to $350,000 if retention bonuses are paid in February 2005 to certain XEL employees pursuant to the retention agreements between the Company and the employees. As the retention bonuses are accrued and charged to compensation expense, the carrying value of the convertible note is reduced and other income from the loan reduction is recorded.

Note 10 – Stock Based Compensation

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

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under its stock option plan and stock purchase plan, the Company’s net income and earnings per share would have been reduced to the pro forma amounts below for the respective periods (in thousands, except per share amounts):

	Three months ended		Nine months ended

	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Net income (loss), as reported	$(1,388)	$(252)	$512	$603
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	640	—	663	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(937)	(79)	(1,266)	(41)

Pro forma net income (loss)	$(1,685)	$(331)	$(91)	$562

Earnings (loss) per share:
Basic – as reported	$(0.09)	$(0.02)	$0.03	$0.04

Basic – pro forma	$(0.11)	$(0.02)	$(0.01)	$0.04

Diluted – as reported	$(0.09)	$(0.02)	$0.03	$0.04

Diluted – pro forma	$(0.11)	$(0.02)	$(0.01)	$0.04

     In the first quarter of fiscal 2004, the Company recorded deferred compensation expense of $43,000 in connection with the grant of stock options to certain employees in California who joined the Company as part of the NetEngine acquisition in January 2003. Although the Company planned to award these options promptly upon completion of the Net Engine acquisition, regulatory permits necessary to grant options to California residents were not obtained until August 2003, at which point the fair market value of the common stock had increased. The Company therefore issued these options at less than fair market value as of the date of grant and provided a fixed cash award totaling $126,000 that is contingent upon the exercise of the underlying stock option award. During the three and nine months ended April 2, 2004, the Company recognized total compensation expense of $11,000 and $49,000, respectively, related to these options. The deferred compensation and fixed cash award are charged to expense over the vesting period of the underlying options. At April 2, 2004, the remaining deferred compensation totaled $31,000.

     The Company issued 95,631 shares of common stock in the first quarter of fiscal 2004 as stock bonuses to executive officers and certain key employees. These stock bonuses were awarded in recognition of the Company’s fiscal 2003 performance, and the associated expense was recorded in fiscal 2003.

     As discussed in note 5 above, the Company issued 187,826 shares of common stock to certain XEL employees in connection with the acquisition and recorded a charge to compensation expense in the amount of $1 million. Additionally, the Company issued 187,826 shares of restricted common stock to certain employees of XEL and recorded deferred compensation of $1 million, which will be charged to expense over the three year vesting period. In the event the employees who received the restricted common stock are terminated by the Company, or resign for good cause as defined in the restricted stock award, then the restricted shares will vest as of the termination date and the remaining deferred compensation will be charged to expense.

Note 11 – Restructuring Charge

     At the end of the current quarter, the Company announced its plans to consolidate certain manufacturing and administrative activities in Aurora, Colorado with its operations in Madison, Alabama. The Company recorded a pretax restructuring charge of $400,000 in the condensed consolidated statement of operations in connection with these restructuring activities which include severance and other termination benefits. This will result in a reduction in workforce of approximately 17 employees, or 10% of the Company’s total workforce. No payments or charges to the restructuring reserve were made during the current quarter. The Company expects to complete these consolidation activities during the first quarter of fiscal 2005.

Note 12 – Related Party Transactions

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

Note 13 – Recently Issued Accounting Pronouncements

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

Note 14 – Subsequent Events

     On April 8, 2004, the Company obtained a $5,000,000 revolving line of credit with RBC Centura Bank with borrowings subject to eligible accounts as defined in the loan and security agreement. The agreement is for one year and renewable at the bank’s option. The interest on outstanding borrowings is at a rate of 250 basis points over the 30 day London inter-bank offered rate. All the Company’s assets, other than the property subject to lease and restricted cash, are pledged as collateral securing amounts outstanding under this line. The loan and security agreement requires the Company to maintain, as of the last day of each fiscal quarter, (i) a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by the Company to RBC Centura Bank of at least 2:1, and (ii) a tangible net worth, as defined in the agreement, of at least $7,000,000. The Company may not take certain actions without the prior written consent of the bank, including (i) the sale or lease of any collateral, except in the ordinary course of business, (ii) the incurrence of certain indebtedness, (iii) the merger or consolidation with any other entity, (iii) the payment of dividends or distributions except in capital stock or other limited circumstances, or (iv) payments on the Company’s subordinated debt except in accordance with the terms thereof. For purposes of the loan and security agreement, “tangible net worth” refers to the Company’s stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes in the aggregate principal amount of $10,480,000 issued in connection with the acquisition of XEL, less intangibles. RBC Centura Bank has consented to the proposed merger with Larscom, as discussed in the paragraph below. The terms of the consent provide that the bank shall have the right to require the Company to enter into an amendment to the loan and security agreement whereby the tangible net worth requirement may be increased to an amount determined by Bank in its reasonable discretion, not to exceed the increased tangible net worth of the Company actually resulting from the merger. As of May 14, 2004, borrowings of $2,047,000 were outstanding under the Company’s revolving line of credit with RBC Centura Bank.

     On April 29, 2004, the Company announced the execution of a definitive merger agreement with Larscom. Subject to the terms and conditions of the merger agreement, the Company will acquire Larscom for approximately 6 million shares of the Company’s common stock, with each Larscom share being converted into 1.166 Verilink shares, subject to reduction based on the net working capital of Larscom at closing. The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets and liabilities acquired. The merger is subject to approval by the stockholders of Verilink and Larscom and other closing conditions.

     On May 11, 2004, the holder of a $10,000,000 convertible promissory note issued in connection with the acquisition of XEL Communications, Inc. elected to convert $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of common stock of the Company. The conversion notice was provided to the Company pursuant to the terms of the note.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Verilink provides telecommunications products that address the wireless infrastructure, voice and data integrated access, and wireline service delivery markets. The Company develops, manufactures, and markets integrated access devices, centralized access systems and infrastructure service enabling equipment for network service providers, enterprise customers, and original equipment manufacturer partners. These products are deployed worldwide as targeted solutions for applications involving voice over IP, voice over ATM, wireless backhaul aggregation, Frame Relay, point-to-point services, Internet protocol (“IP”) access routing, and the transition of services from time-division multiplexing to IP. Verilink’s recent acquisition of XEL Communications, Inc. further broadens the Company’s range of voice and data access product offerings, with OSMINE-compliant devices tailored to the operational requirements of Regional Bell Operating Companies (“RBOCs”). Operating as a part of the network infrastructure, XEL products enable the end-to-end flow-through provisioning of bundled voice and data services for rapid and efficient roll-out of fully managed services. Additionally, XEL’s comprehensive operations and program management services further enhances the Company’s ability to address the service needs of larger carriers. The Company’s customers include RBOCs, interexchange carriers, incumbent local exchange carriers, competitive local exchange carriers, international post, telephone, and telegraph administrations, wireless service providers, equipment vendors, enterprise customers, and various local, state and federal government agencies. The Company was founded in California in 1982 and is a Delaware corporation currently headquartered in Madison, Alabama.

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

	Three months ended		Nine months ended

	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	57.1	55.1	50.5

Gross profit	38.2	42.9	44.9	49.5

Operating expenses:
Research and development	15.8	18.9	15.4	12.7
Selling, general and administrative	30.2	26.8	28.0	27.8
Restructuring charge	2.9	—	1.2	—
In-process research and development	—	5.8	—	1.6

Total operating expenses	48.9	51.5	44.6	42.1

Operating income (loss)	(10.7)	(8.6)	0.3	7.4
Interest and other income, net	1.6	4.7	2.0	2.3
Interest expense	(1.1)	(0.7)	(0.7)	(0.7)

Income (loss) before provision for income taxes	(10.2)	(4.6)	1.6	9.0
Provision for income taxes	—	—	—	—

Net income (loss) before cumulative change in accounting principle, relating to goodwill	(10.2)	(4.6)	1.6	9.0
Cumulative effect of change in accounting principle, relating to goodwill	—	—	—	(6.0)

Net income (loss)	(10.2)%	(4.6)%	1.6%	3.0%

     Sales. Net sales for the three months ended April 2, 2004 increased 151% to $13,646,000 from $5,447,000 in the comparable period of the prior fiscal year, primarily as a result of increased revenues and services to the RBOCs from our acquisition of XEL Communications, Inc. (“XEL”) in February 2004 and the acquisition of the Miniplex product line for telecom carriers in July 2003. However, excluding the impact of these two acquisitions, net sales increased 30% due to increased sales of AS2000 products to one of the Company’s largest customers. Net sales of carrier and carrier access products, which include XEL products and services, Miniplex products and AS2000 product family, increased 486% to $10,399,000 in the three months ended April 2, 2004 from $1,776,000 in the comparable prior year period. Again, this increase was due to the revenue contribution from XEL and the Miniplex product line from their respective acquisition dates, and the increased sales this quarter of AS2000 products compared to the same period last year. As we have noted in prior reports, sales of AS2000 products can fluctuate between quarters based upon the timing of our customer’s projects. Net sales of enterprise access products in the three months ended April 2, 2004 decreased 12% to $3,247,000 from $3,671,000 in the comparable period in the prior fiscal year. This decrease was primarily the result of the timing of customer orders in the current quarter and the decline in the sales of legacy products to enterprise customers.

     Net sales for the nine months ended April 2, 2004 increased 59% to $32,330,000 from $20,305,000 for the same period of the prior year due largely to the revenue contribution from the XEL acquisition and the Miniplex product line acquisition noted above, as well as the NetEngine integrated access device product line (IAD) acquired in January 2003. Net sales of carrier and carrier access products in the nine months ended April 2, 2004 increased 90% to $22,404,000 from $11,777,000 in the comparable prior year period. This increase was due to revenues contributed by the XEL and Miniplex acquisitions noted above and to an increase in AS2000 product sales of $2,054,000 to one of the Company’s largest customers, which can fluctuate between quarters based upon the timing of its projects. Net sales of enterprise access products increased by 16% in the nine months ended April 2, 2004 to $9,930,000 from $8,550,000 for the same period last year. This increase was primarily the result of the NetEngine IAD acquisition, offset by a general decline in legacy product sales to enterprise customers.

     The Company’s business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers increased in the three months ended April 2, 2004 to $10,635,000 from $3,744,000 in the comparable period in the prior year and increased to $24,050,000 for the nine months ended April 2, 2004 from $16,546,000 for the nine months ended March 28, 2003. Net sales to all other customers increased by 77% in the three-month period ended April 2, 2004 and increased 120% in the nine month period ended April 2, 2004 from the comparable periods in the prior fiscal year. The Company’s top five customers did not remain the same over these periods. Sales to Nortel Networks and Verizon accounted for 24% and 43% of net sales in the three months ended April 2, 2004, respectively, and 36% and 22% for the nine months ended April 2, 2004, respectively.

     Gross Profit. Gross profit decreased to 38.2% of net sales for the three months ended April 2, 2004 as compared to 52.9% for the three months ended March 28, 2003. This decrease is primarily attributable to the product sales mix during this period with a higher sales volume of IAD products and XEL products and services, which carry a lower margin than sales of our carrier and carrier access products. Gross profit in the three months ended April 2, 2004 was reduced by a total of $216,000 related to charges associated with the XEL acquisition, including bonuses paid to certain XEL employees, stock awards, and amortization of deferred compensation. Gross profit for the nine months ended April 2, 2004 decreased to 44.9% as compared to 49.5% in the comparable period of the prior fiscal year, again due to product sales mix.

     Research and Development. Research and development expenditures for the three months ended April 2, 2004 increased 109% to $2,149,000 from $1,029,000 for the same period in the prior year, and decreased as a percentage of sales from 18.9% to 15.8%. Research and development expenditures for the nine months ended April 2, 2004 increased 93% to $4,981,000 from $2,583,000 for the same period in the prior year, and increased as a percentage of sales from 12.7% to 15.4%. These increases in spending are a result of the staff added in connection with the acquisition of XEL and for continued IAD development projects. Research and development expenses for the three months ended April 2, 2004 include a total of $216,000 related to charges associated with the XEL acquisition, consisting of bonuses paid to certain XEL employees, stock awards, and amortization of deferred compensation. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company continues to monitor the level of its investment in research and development activities and adjusts spending levels, upward or downward, based upon anticipated sales volume.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended April 2, 2004 increased 182% to $4,117,000 from $1,460,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 26.8% to 30.2%. Selling, general and administrative expenses for the nine months ended April 2, 2004 increased 60% to $9,053,000 from $5,649,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 27.8% to 28.0%. The increases over the same period in the prior year are due to increased headcount and related expenses primarily attributable to the XEL acquisition, and on a year-to-date basis, are partially offset by a credit of $240,000 for collection of notes receivable from former employees that were fully reserved in prior years. Selling, general and administrative expenses for the three months ended April 2, 2004 includes a total of $1,032,000 related to charges associated with the XEL acquisition, consisting of bonuses paid to certain XEL employees, stock awards, and amortization of deferred compensation. The decrease in selling, general and administrative expenses as a percentage of sales is due entirely to the impact of increased sales dollars.

     Restructuring Charge. At the end of the current quarter, the Company announced its plans to consolidate certain manufacturing and administrative activities in Aurora, Colorado with its operations in Madison, Alabama. The Company recorded a pretax restructuring charge of $400,000 in connection with the restructuring activities which include severance and other termination benefits. This will result in a reduction in workforce of approximately 17 employees, or 10% of the Company’s total workforce. No payments or charges to the restructuring reserve were made during the current quarter. The Company expects to complete these consolidation activities during the first quarter of fiscal 2005.

     Interest and Other Income, Net. Interest and other income, net decreased 15% to $219,000 for the three months ended April 2, 2004 from $257,000 in the comparable period in the prior fiscal year due primarily to lower interest earning assets. Interest and other income, net increased 32% to $635,000 for the nine months ended April 2, 2004 from $481,000 in the comparable period in the prior fiscal year due in part to earnest money forfeited by the potential buyer of the property held for lease in the amount of $75,000. Additionally, the increase in the nine month period is also due to net rental income related to the property held for lease, which totaled $406,000 for the nine months ended April 2, 2004 compared to $317,000 for the nine months ended March 28, 2003.

     Interest Expense. Interest expense increased 252% to $148,000 for the three months ended April 2, 2004 from $42,000 in the same period in the prior fiscal year and increased 56% to $221,000 for the nine months ended April 2, 2004 from $142,000 in the same period in the prior fiscal year as a result of interest on the convertible notes issued in connection with the acquisition of XEL.

     Provision for Income Taxes. No tax provision or tax benefits were provided in the three- or nine- months ended April 2, 2004 or March 28, 2003 due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. The Company had net operating loss carry forwards of approximately $31,600,000 as of June 27, 2003.

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

     Net Income (Loss). Net loss for the three months ended April 2, 2004 was $1,388,000 compared to $252,000 for the three months ended March 28, 2003 as a result of the above factors, primarily due to acquisition related costs associated with the purchase of XEL. Net loss as a percentage of sales for the three months ended April 2, 2004 was 10.2%, compared to 4.6% for the three months ended March 28, 2003. Net income for the first nine months of fiscal 2004 was $512,000 compared to $603,000 for the first nine months of fiscal 2003, as a result of the above factors. Net income as a percentage of sales for the first nine months of fiscal 2004 was 1.6%, compared to 3.0% for the first nine months of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     On April 2, 2004, the Company’s principal sources of liquidity included $2,999,000 of unrestricted cash, cash equivalents and short-term investments.

     During the nine months ended April 2, 2004, cash provided by operating activities was $3,010,000 compared to $2,342,000 for the nine months ended March 28, 2003. Net cash provided by operating activities in the current period was due to income before depreciation and amortization, deferred compensation and compensation expense related to stock awards, which totaled $3,066,000. The increase in accounts receivable used cash of $3,094,000 in the nine months ended April 2, 2004 compared to $463,000 provided in the comparable period in the prior fiscal year. The increase in inventories for the nine months ended April 2, 2004 was the result of inventory acquired in the XEL acquisition. Otherwise, inventory provided $318,000 of cash in the nine months ended April 2, 2004 compared to cash used in the same period last year of $1,235,000. Accounts payable and accrued expenses increased $2,977,000 in the nine-month period ended April 2, 2004 compared to an increase of $201,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the nine months ended April 2, 2004 and the comparable prior year period were due to the timing of inventory purchases and the resulting payments to vendors, the increased sales volume in the current year and the impact of the XEL acquisition. Additionally, the increase in inventories and accounts payable for the nine months ended April 2, 2004 include $1,242,000 for inventories that the Company is required to purchase from Terayon as disclosed in note 6 of notes to condensed consolidated financial statements.

     Cash used in investing activities was $9,119,000 for the nine months ended April 2, 2004 compared to cash used in investing activities of $787,000 for the nine months ended March 28, 2003. The funds used in investing activities during the nine months ended April 2, 2004 are a result of current year payments related to the NetEngine and Miniplex product line acquisitions totaling $1,181,000, the XEL acquisition of $7,612,000, capital expenditures of $540,000 and the purchase of short-term investments of $26,000, offset by proceeds from the repayment of notes receivable of $240,000. For the nine months ended March 28, 2003, cash was used in a product line acquisition of $1,000,000 and capital expenditures of $544,000, offset by the maturity of short-term investments of $497,000 and proceeds from the repayment of notes receivable of $260,000.

     Cash provided by financing activities was $478,000 for the nine months ended April 2, 2004 as compared to $79,000 for the nine months ended March 28, 2003. Payments on long-term debt and capital lease obligations were $548,000 and $543,000 for the nine months ended April 2, 2004 and March 28, 2003, respectively. Proceeds from the issuance of common stock under the Company’s stock plans provided $1,031,000 and $3,000 of cash in the nine months ended April 2, 2004 and March 28, 2003, respectively. Proceeds from repayments of notes receivable from stockholders provided $675,000 of cash in the nine months ended March 28, 2003.

     The Company’s former headquarters facility in Cummings Research Park West in Huntsville, Alabama, currently leased to The Boeing Company, provides a potential source of capital. The Company is seeking to sell this facility, and if the facility is not sold in the near term, the Company will seek to refinance the long-term debt to obtain additional cash to be used in its business.

     In April 2004, the Company obtained a $5,000,000 revolving line of credit with RBC Centura Bank with borrowings subject to eligible accounts as defined in the loan and security agreement. The agreement is for one year and renewable at the bank’s option. The interest on outstanding borrowings is at a rate of 250 basis points over the 30 day London inter-bank offered rate. All the Company’s assets, other than the property subject to lease and restricted cash, are pledged as collateral securing amounts outstanding under this line. The loan and security agreement requires the Company to maintain, as of the last day of each fiscal quarter, (i) a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by the Company to RBC Centura Bank of at least 2:1, and a (ii) a tangible net worth, as defined in the agreement, of at least $7,000,000. The Company may not take certain actions without the prior written consent of the bank, including (i) the sale or lease of any collateral, except in the ordinary course of business, (ii) the incurrence of certain indebtedness, (iii) the merger or consolidation with any other entity, (iii) the payment of dividends or distributions except in capital stock or other limited circumstances, or (iv) payments on the Company’s subordinated debt except in accordance with the terms thereof. For purposes of the loan and security agreement, “tangible net worth” refers to the Company’s stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes in the aggregate principal amount of $10,480,000 issued in connection with the acquisition of XEL, less intangibles. RBC Centura Bank has consented to the proposed merger with Larscom. The terms of the consent provide that the bank shall have the right to require the Company to enter into an amendment to the loan and security agreement whereby the tangible net worth requirement may be increased to an amount determined by Bank in its reasonable discretion, not to exceed the increased tangible net worth of the Company actually resulting from the merger. As of May 10, 2004, borrowings of $2,047,000 were outstanding under the Company’s revolving line of credit with RBC Centura Bank.

     The Company believes that its cash and investment balances, along with anticipated cash flows from operations will be adequate to finance the Company’s operations, capital expenditures, and research and development programs. In the event that results of operations do not substantially meet the Company’s current operating forecast, the Company may evaluate cost containment measures, reduce investments or delay R&D, which could adversely affect the Company’s ability to bring new products to market. The Company from time to time investigates the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, joint ventures, equipment financing and offerings of debt and equity securities.

ACQUISITION OF XEL COMMUNICATIONS, INC.

     On February 5, 2004, the company acquired all of the outstanding stock of XEL Communications, Inc. (“XEL”) for up to $17,650,000 in consideration consisting of $7,650,000 paid in cash at closing and $10,000,000 in the form of a note which may be converted into common stock of the Company at a conversion price of $5.324 per share. Acquisition costs related to the transaction totaled $760,000. XEL provides a total telecommunications business solution including equipment, project management, engineering and installation services to large domestic carriers for the delivery of integrated voice, data and Internet services for small and medium businesses.

     The $10,000,000 convertible promissory note earns interest at a rate of 7% per annum and matures February 5, 2006. The holder may convert the note in whole or in increments of at least $1,000,000 into common stock of Verilink. Acquisition costs include $480,000 paid to a financial adviser of the Company, which was paid in the form of a convertible note with the same terms as the $10,000,000 note discussed above. The results of operations of XEL have been included in the condensed consolidated financial statements since February 5, 2004.

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

     Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “Earn-Out Period”). The Company will make quarterly payments to Terayon during the Earn-Out Period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. The Company has purchased $858,000 of this Miniplex inventory from Terayon and the remaining purchase commitment of $1,242,000 is included in inventories and accounts payable on the condensed consolidated balance sheet as of April 2, 2004.

SUBSEQUENT EVENT -- MERGER AGREEMENT WITH LARSCOM

     On April 29, 2004, the Company announced the execution of a definitive merger agreement with Larscom. Subject to the terms and conditions of the merger agreement, the Company will acquire Larscom for approximately 6 million shares of the Company’s common stock, with each Larscom share being converted into 1.166 Verilink shares, subject to reduction based on the net working capital of Larscom at closing. The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets and liabilities acquired. The merger is subject to approval by the stockholders of Verilink and Larscom and other closing conditions.

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

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144 and 142, respectively. The Company’s long-lived assets include, but are not limited to, the property held for lease located at 950 Explorer Boulevard, related furniture and equipment, software licenses, goodwill and intangible assets related to acquisitions.

     Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. Inventory reserves totaled $3,181,000 and $2,708,000 as of April 2, 2004 and June 27, 2003, respectively.

     Revenue Recognition. The Company recognizes a sale when the product has been shipped, no material vendor or post-contract support obligations remain outstanding, except as provided by a separate service agreement, and collection of the resulting receivable is probable. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products. The reserve for future product returns was $257,000 and $382,000 as of April 2, 2004 and June 27, 2003, respectively.

     Warranty Provision. The Company records a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $1,394,000 and $1,374,000 as of April 2, 2004 and June 27, 2003, respectively.

     Allowance for Doubtful Accounts. The Company estimates losses resulted from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $536,000 and $532,000 as of April 2, 2004 and June 27, 2003, respectively.

     Valuation of Notes Receivable. The Company continually assesses the collectability of assets classified as outstanding notes receivable. Assumptions are made regarding the counter party’s ability and intent to pay and are based on historical trends and general economic conditions, and current data. Should our actual experience with respect to collections differ from our initial assessment, adjustments in the reserves will be recorded. The allowance for notes receivable was $65,000 and $421,000 as of April 2, 2004 and June 27, 2003, respectively.

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

•

Dependence on Legacy and Recently Introduced Products and New Product Development. The majority of sales continue to be provided by the Company’s legacy products, or more specifically, the Access System 2000 products and PRISM product family. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s existing products and new products in development.

•

Risks Associated With Acquisitions, Potential Acquisitions and Joint Ventures. An important element of the Company’s strategy is to consider acquisition prospects and joint venture opportunities. The acquisition of Larscom and other transactions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash, the incurring of debt and the assumption of contingent liabilities, significant demands on management attention, and/or business risks associated with integrating other businesses into the Company. The integration of the operations of

Larscom will be complex, time consuming and expensive, and may disrupt the businesses of the Company and Larscom. The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger. The inability to successfully integrate the operations, technology and personnel, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of the Company’s common stock.

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

•

Assets Pledged to Secure Debt. Substantially all of Company’ assets (other than the property subject to lease and restricted cash), including the Company’s existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment, are pledged as collateral to secure amounts outstanding under the Company’s revolving line of credit. As a result, if the Company fails to meet its payment or other obligations under the credit facility, the lender under the credit facility would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Under those circumstances, the Company may not have sufficient funds to service its day-to-day operational needs. Any foreclosure by the lender under the credit facility would have a material adverse effect on the Company’s financial condition. The credit facility requires the Company, among other things, to meet certain financial covenant tests and limits the Company’s ability to incur additional indebtedness, incur liens, make investments, pay dividends or engage in acquisitions, assets sales, mergers or consolidations without the consent of the lender. The lender has consented to the merger with Larscom.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     At April 2, 2004, the Company’s investment portfolio consisted of fixed income securities of $127,000. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 2, 2004, the decline in the fair value of the portfolio would not be material. Additionally, the Company has the ability to hold its fixed income investments until maturity and therefore, the Company would not expect to recognize such an adverse impact in income or cash flows. The Company invests its cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 2, 2004, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

     Subsequent to the end of the period covered by this report, the Company obtained a $5,000,000 revolving line of credit with RBC Centura Bank. The interest on outstanding borrowings is at a rate of 250 basis points over the 30 day London inter-bank offered rate, or 3.60% as of May 3, 2004. See “Liquidity and Capital Resources” in Item 2 above. Borrowings of $2,047,000 were outstanding under this line of credit as of May 10, 2004. To the extent borrowings are outstanding, fluctuations in the London inter-Bank offered rate would have a greater impact on the Company than in the past.

Item 4.  Controls and Procedures.

     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, (a) the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, and (b) no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended April 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The Company issued two convertible notes totaling $10,480,000 during the quarter ended April 2, 2004 in connection with its acquisition of XEL Communications, Inc. The Company issued these convertible notes without registration under the

Securities Act of 1933, as amended, in reliance on the private placement exemption provided by Section 4(2) thereof. For further information regarding the conversion and other terms of these convertible notes, see note 5, note 9 and note 14 of the notes to condensed consolidated financial statements contained in Item 1 above.

     The Company’s $5,000,000 revolving line of credit with RBC Centura Bank provides that the Company may not pay dividends or make other distributions (other than dividends or distributions of capital stock) without the consent of the lender. The Company does not anticipate paying cash dividends or distributions on common stock in the foreseeable.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits Index:

	Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of April 28, 2004, by and among Verilink Corporation, SRI Acquisition Corp. and Larscom Incorporated (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed April 30, 2004)

4.1

Amendment No. 2 to the Rights Agreement dated as of April 28, 2004 by and between Verilink Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed April 30, 2004)

10.1

Loan and Security Agreement dated as of April 8, 2004, by and between RBC Centura Bank, and Verilink Corporation, V-X Acquisition Company and XEL Communications, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 28, 2004)

10.2

Promissory Note of Verilink Corporation, V-X Acquisition Company and XEL Communications, Inc., dated as of April 8, 2004, in favor of RBC Centura Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 28, 2004)

10.3

Voting Agreement, dated as of April 28, 2004, by and between Verilink Corporation and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed April 28, 2004)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended April 2, 2004 as follows:

Current Report on Form 8-K, filed February 20, 2004 reporting under Item 2, the Company announced that on February 5, 2004, it acquired privately held XEL Communications, Inc., a provider of telecommunications business solutions.

On January 21, 2004, the Company furnished a Form 8-K, which attached a press release announcing the Company’s financial results for the quarter ended January 2, 2004.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2004	By:

C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)