Form 10-K
period 2004-07-02
VERILINK CORP
filed 2004-10-01
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 2, 2004

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

     The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on January 2, 2004, as reported by Nasdaq was $56,060,342. Shares of Common Stock held by each officer and director and by each person believed by the Company to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of August 27, 2004, the registrant had outstanding 22,696,455 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held November 17, 2004 (the “Proxy Statement”).

PART I

Item 1. Business

Company Overview

     Verilink Corporation (the “Company”) is a leading provider of next-generation broadband access products and services. The Company’s products support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present TDM-based networks to IP-based networking. The Company develops, manufactures, and markets integrated access devices (“IADs”), Optical Ethernet access products, high-speed multi-link routers and bandwidth aggregation solutions. These products are sold to service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners, and are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, IP/PPP multi-link access routing, service inter-working, and the migration of networks from traditional time-division multiplexing (“TDM”) based access to IP/Ethernet. The Company’s customers include regional bell operating companies (“RBOCs”), Inter-exchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), independent operating companies, competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies. The Company was founded in California in 1982 and is incorporated as a Delaware corporation. The Company is traded on the NASDAQ National Market, under the symbol “VRLK”.

Mergers and Acquisitions

     Following the telecommunications market downturn that began in 2000, Verilink initiated a merger and acquisition strategy in the later half of 2002 designed to achieve revenue growth, reduce overall costs through consolidation of operations, gain market share with expanded product offerings, and strengthen its position for the high-growth emerging markets in next generation broadband access including VoIP, routing and optical access. With the communications market having gradually focused on the migration to IP-based networking, the Company developed a strategy to complement its current products and solutions with new generation products and technologies that enable a smooth migration from current, TDM-based networks to packet-based architectures. The Company has since made select acquisitions of businesses as well as product and technology asset acquisitions in related or competitive markets, as follows:

     On July 28, 2004, the Company completed its acquisition of Larscom Incorporated (“Larscom”), a leading provider of high-speed broadband and optical Ethernet access products. The Larscom acquisition brings a broadened product line to address new market opportunities in the carrier and large enterprise markets, and includes the Orion 7400 Optical Ethernet access platform, the Orion 5000 family of optical miniplexers, the eLink family of TDM-based IADs and other related product lines. Additionally, this acquisition brings existing customer contracts and relationships, sales, sales engineering, customer service and support personnel, and an engineering team based in Newark, California. The information presented below in “Our Markets”, “Our Products”, “Manufacturing and Quality”, and “Competition” includes a further discussion of the Larscom products, which will be denoted parenthetically for products and markets related to Larscom.

     On February 5, 2004, the Company acquired XEL Communications, Inc. (“XEL”), a privately-held provider of a full suite of broadband access solutions and professional services that address the RBOC and ILEC market. This acquisition adds the Shark products family, the industry’s first OSMINE-certified IAD, to the Company’s existing IAD product line and extends the Company’s IAD footprint in large-infrastructure environments. Additionally, with this acquisition, the Company adds a professional services capability which complements its broadband solutions offering. These services provide a turnkey solution for the Company’s customers ranging from initial concept, design planning, to product staging, network planning to deployment and service provisioning to support carriers with the deployment of managed bundled services. The Company plans to extend the professional services offering across the Company’s products to help service providers and enterprises minimize the operational complexity and time to market issues associated with bundled services as well as new generation services that include VoIP services and Optical Ethernet.

     On July 22, 2003, the Company acquired the net assets used in and directly relating to Terayon Communication System, Inc.’s Miniplex product line for telecom carriers. This product line gives telephone companies the ability to provide multiple plain old telephone services (“POTS”) connections over a single copper pair – a more cost-effective alternative to resolving copper exhaust problems than the installation of new copper cable. Utilization of the Miniplex product as a pair gain solution also saves companies the time and expense involved in the system turn-up of a traditional digital loop carrier (“DLC”) system.

     On January 28, 2003, the Company acquired the net assets used in and directly relating to Polycom, Inc.’s line of NetEngine IADs. This family of IADs and routers enables enterprise customers to access broadband and voice over broadband (“VoB”) services. These IADS support a wide range of broadband transmission standards and end user requirements, and are interoperable with the products of a variety of leading broadband equipment vendors.

State of the Industry

     Both network service providers and telecommunications equipment manufacturers have experienced difficulties over the past several years as a result of numerous factors including economic conditions, excess network capacity, the drive for service profitability and the financial condition of many key industry players. New services driven by advances in IP, specifically VoIP, are beginning to be more commonplace in service provider and enterprise networks. Increasing demand for affordable broadband services has provided service providers with market and financial impetus for network upgrades and investments in xDSL, cable and wireless networks to deliver new packet-based offerings. Recent Federal Communications Commission rulings requiring the RBOCs to unbundle and resell their legacy network to competitors at significant discounts do not apply to their investments in packet-based technologies. Many telecommunications analysts believe that this may compel the RBOCs to invest considerable capital into next generation packet networks.

     The Company has experienced an increase in both Request for Proposals (“RFPs”) and Request for Information (“RFIs”) from network service providers domestically, as well as internationally, although the nature and timing of carrier spending for the next 12 to 18 months remains uncertain. Mergers, acquisitions and strategic partnerships for equipment vendors are expected to remain commonplace as service providers demand tighter product integration and interoperability for deployment in their packet-based networks.

Our Markets

Bandwidth Aggregation

     In the late 1980s, the Company established itself as a market leader in the channel service/data service units (“CSU/DSU”) and bandwidth aggregation market, providing solutions for 56/64kbps services, T1/E1 transport facilities, and multiplexing and inverse multiplexing of T1/E1 and T3/E3 circuits. Demand for stand-alone CSU/DSU equipment has been declining, with market demand shifting towards integrated solutions which incorporates CSU/DSU functionality such as IADs, access routers and new generation multiplexers. With this evolution in the market, the Company’s acquisition program and current product mix positioned the Company to transition from legacy stand-alone CSU/DSUs toward next generation access products.

     In other segments of bandwidth aggregation, the Company has since expanded its offering to extend into advanced digital cross-connect systems intended to drive down infrastructure costs through bandwidth management efficiencies as well as providing a product offering for trans-multiplexing E1 and T1 circuits to serve the requirements of long distance (international) service providers.

     In the Digital Loop Carrier (“DLC”) market, the Miniplex product line allows the Company to offer digital pair gain equipment to ILECs, which enables the delivery of multiple POTS over a single copper pair. The Company provides ILECs a more cost-effective solution to solving the problem of copper exhaust by enabling the delivery of two or four POTS lines over a single pair. Copper exhaust occurs when all of the copper pairs in a telephone cable are either currently in use providing telecommunications services or are defective. In these instances when a new or additional service is requested and no cable pair is available, the Company’s digital channel products can be deployed and the service request fulfilled. This is a cost-effective alternative for ILECs when compared with the cost of placing additional cable or turning up additional expensive digital loop carrier systems.

Converged Access

     The Company designs, manufactures, and sells products that connect to the Wide Area Network (“WAN”) to provide high-speed connectivity to end user businesses for the delivery of converged voice, video, and data applications. These products are commonly deployed at enterprise locations including main office, branch offices, remote offices, as well as the small office/home office. The converged access applications supported at these locations include both standard TDM and packet based voice calls, facsimile, high speed data, Internet access, or video conferencing capabilities that require access to the public switched network, the Internet, or a private leased line network.

     The Company’s products support the connection of customer equipment such as telephone sets, PBXs, routers, computers, servers, video conferencing equipment and remote terminal equipment to the WAN. This equipment is typically installed in a telephone equipment or terminal room, business wiring closet, the basement of a building, or on an employee desktop, depending on the scale and the scope of the application. As such, this equipment is often referred to as customer premises equipment (“CPE”), if owned by the end user, or customer located equipment (“CLE”), if owned by the service provider, and offered as a component of a bundled service offering.

     The Company’s access device portfolio consists of equipment for 56/64kbps services, xDSL services, T1/E1 facilities, multiplexed T1/E1 circuits, T3/E3 circuits, Ethernet services, Optical (OC-3) SONET transport solutions (Larscom), ATM/FR-to-IP/PPP service inter-working, data security applications, wireless transport services, VoTDM, VoATM, and VoIP. The range of products includes simple CSU/DSUs, channel banks, inverse multiplexers, scalable multiplexers, digital cross connect systems, high-speed routers and intelligent IADs. DSL products consist of ADSL, SDSL and G.SHDSL IADs.

     With many of the larger incumbent carriers (RBOCs, IXCs) embracing T1-based bundled voice and data services as a fully-managed service offering, the Company expects growth in this segment of the market with increasing opportunities in VoIP applications. In responding to economic pressure and increasing competition, many carriers are presently formulating strategies to migrate their network to all packet-based services. As a result, the Company sees longer-term growth opportunities in the market for products and services focused on delivering VoIP-based services.

     The Company offers software-driven IADs that enable service providers and enterprises to affordably converge the delivery of their voice, video and data services while enabling a smooth migration of their legacy networks from TDM to all-IP. Support for software-configurable protocols that include MGCP and SIP over standards-based remote management allows core operations such as configuration, provisioning and trouble-shooting to be performed without truck rolls.

     To simplify and optimize network operations and maintenance procedures, the Company has incorporated extensive alarm and data collection capabilities as well as support for Simple Network Management Protocol (“SNMP”) based element management systems within many of the products. These features and functions provide end users access to key network performance statistics and measurements that allow them to track system uptime and performance, verify that the circuit is properly maintained and utilized, and enforce service level agreements with the service provider. Service providers can use this data to verify network performance and to proactively identify and troubleshoot system and circuit problems.

High-speed Routing

     As demand for data services is estimated to increase over the next several years, enterprises are looking for more advanced yet affordable routing solutions to manage their data traffic. During 2004, Verilink introduced a family of wire-speed routers tailored to the needs of branch offices, small-to-mid sized businesses and corporate locations. With capabilities that include service inter-working, multi-link networking and advanced security, the product’s price/performance, functionality, and small footprint makes it uniquely positioned for applications that include dedicated internet access, virtual private networking and corporate WAN connectivity. The business routing market continues to grow year over year at a healthy rate. However, the small-to-mid sized business segment has been relatively underserved. The Company’s product lines meet these small business requirements.

Optical Access (Larscom)

     The Company believes Optical Ethernet over SONET (“EoS”) access is an emerging high-growth market with significant growth potential for the Company. As networks transition to a packet-based architecture, Ethernet is becoming widely accepted as the leading protocol to shape the new generation access network. Since most businesses worldwide support Ethernet in their Local Area Network (LAN), and the latest technology developments allow Ethernet to extend seamlessly to the wide area infrastructure, the deployment of solutions such as Ethernet over SONET presents significant capital equipment and operating expense advantages to Service Providers as well as provide service differentiation compared to equivalent TDM-based solutions.

     Through the acquisition of Larscom, the Company enters the Optical Ethernet access market with the Orion 7400TM family of next-generation SONET multi-service access platforms. These products economically extend the SONET infrastructure to provide cost-effective and efficient delivery of both TDM and Ethernet services for single- or multiple-enterprise sites. The Orion 7400 provides a unique opportunity for Service Providers to generate revenues by providing Ethernet-based services including transparent LAN, Internet access, Ethernet private line and Ethernet virtual private line, while still maintaining revenue from their existing T1/T3 service base.

     The Company is currently involved in a number of large and small carrier trials in North America, and believes there is increasing interest both domestically and internationally (Asia, Europe) in the optical access product market. The Company believes this market offers attractive long-term growth potential. To address the increasing opportunities in the international market, the Company has announced plans to introduce an SDH-version of the Orion 7400.

Products

     The Company develops products and product families to address issues and applications faced by both wireline and wireless communications carriers and enterprises. The Company’s products utilized by wireline carriers are typically deployed in either the last mile of their networks and enable the delivery of telecommunications services to end users, both business and residential customers, or in their internal corporate networks providing the communications connectivity within the corporation. The Company’s products utilized by the enterprise customers typically are deployed as access devices connecting the corporation’s offices to the telecommunications network.

3000 Series IAD Product Family

     The Company’s 3000 Series IAD product family, formerly named Viper, consists of access devices that terminate xDSL-based service and provide the end user the ability to send and receive both voice calls and data transmissions via a single connection. The 3000 Series IAD supports ADSL and SHDSL connections. The 3000 Series models support both 2 and 4 ports POTS or BRI applications with full layer 3 Routing, layer 2 bridging and software security, and are equipped with an Ethernet interface for local area network (LAN) connectivity. Certain models also come equipped with a universal serial interface for connectivity to additional data devices such as external routers. Models support VoDSL today and will be software upgradeable to VoIP. ADSL2+ and four-wire SHDSL models are also available for applications requiring higher speeds for data applications and video services.

8000 Series IAD Product Family

     The Company’s 8000 Series IAD product family, formerly named NetEngine, consists of access devices that terminate a T1 or DSL based service and provides the end user the ability to send and receive both voice calls and data transmissions via a single connection. This connection may be a T1, an ADSL, an SDSL or an SHDSL connection. Models are equipped with 2-, 4-, 8-, 16- or 24-voice ports and an Ethernet interface with integrated routing protocols and functionality. Certain models also come equipped with a universal serial interface for connectivity to additional data devices such as external routers. ADSL and SHDSL models also exist that provide 2 or 4 basic rate ISDN (“BRI”) connections for certain international applications.

     The 8000 Series products support applications utilizing TDM, ATM or Frame Relay protocols. The devices can move from one protocol application to another by simply changing the configuration of the unit.

Shark Product Family

     The XSP 100 Shark is the industry’s first OSMINE-compliant IAD, terminating up to two T1’s of bandwidth to deliver voice, high-speed data, Internet access and networking connections to end customers over a single network connection. The Shark is equipped with ports for up to 24 FXS lines, includes DSX/CSU functionality, 10/100 Base-T and serial Ethernet interfaces, Frame relay Assembler/Disassembler and a digital cross connect system. The Shark works with a variety of management systems, including HTTP, CLI, SNMP or TL1, and can be configured remotely or through a local craft port on the chassis.

Orion 7400 Product Family (Larscom)

     The Orion 7400 family of next generation SONET multi-service access platform is designed to allow service providers to capitalize on an increasing corporate demand for services based on the Ethernet protocol. The Orion 7400 enables service providers to deliver both Ethernet and TDM services across an existing SONET infrastructure. Standards-based EoS achieves high bandwidth efficiency and enables remote provisioning of bandwidth on demand in increments as small as 1.5 Mbps. The Orion 7400 family can deliver 10/100 Ethernet, Gigabit Ethernet, T1, and T3 services in a compact, one rack unit package. It provides connections to the network using OC-3 (a 155 Mbps service) or STS-1 (a 51.84 Mbps service), and offers the reliability of redundant automatic protection switching (APS). The Orion 7400 features operation, administration, maintenance and provisioning through the data communications channel using industry communications standards including TL-1, SNMP, and HTTP (Internet browsers).

Orion 5000 Product Family (Larscom)

     The Orion 5000 multiplexer is designed for high-density, optical-friendly traffic aggregation. With direct interfaces to TDM and SONET/SDH network architectures, the Orion 5000 is designed to enable the migration to fiber-based transports. Able to house up to seven redundant programmable M13 multiplexers (aggregating up to 196 T1 lines or 147 E1 lines) in a compact two rack unit 23-inch chassis, the Orion 5000 is one of the highest density M13 multiplexers on the market. The M13 multiplexer also has a programmable capability for either DS3 (45 Mbps) or STS-1 (51.84 Mbps) traffic. Taking T1/E1 traffic aggregation to the next evolutionary step, direct optical access is provided by the Orion 5000’s OC-3/ STM-1 interface. The Orion 5000 consolidates up to three DS3s into an OC-3/ STM-1 connection.

     The Orion 5001 provides M13 multiplexing in a compact, efficient form factor. Designed specifically to deliver a cost-effective solution with carrier-class reliability, the Orion 5001 multiplexes 28 T1s into a single T3. The compact Orion 5001 fits well as a replacement for traditional bulky M13 multiplexers wherever rack space is at a premium. While service providers backhaul traffic between central offices on a T3, the Orion 5001 allows the enterprise to seamlessly distribute T1 service across its campus. Where mission critical applications require an always-on connection, the twin M13 modules provide 1:1 redundancy. Rapid, configurable switching between modules minimizes frame loss. We believe that the Orion 5001 M13 multiplexer is among the most power-efficient products in its class. The carrier-class Orion 5001 is NEBS level 3 compliant, making it well-suited for both co-location and carrier deployments.

     A natural extension to the Orion 5000 family of optical multiplexers, the Orion 5003 provides optical-friendly DS3 or STS-1 traffic aggregation. With direct interfaces to TDM and SONET/-SDH network architectures, the Orion 5003 is designed to enable the migration to fiber-based transport. This OC-3/STM-1 multiplexer provides programmable support for DS3 or STS-1 traffic, allowing support of redundant automatic protection switching (APS) optical pairs and multi-node Unidirectional Path-Switching Ring (UPSR) applications. The Orion 5003 multiplexes up to three DS3/STS-1 (channelized or clear channel) data streams. With built-in OC-3/STM-1 module redundancy, a SONET GR-253 standard interface and NEBS compliance, the Orion 5003 provides carrier-class DS3 traffic aggregation in a compact, one-RU, 19-inch chassis, making it well-suited for deployment at the customers premise, or for co-location and carrier deployments.

Access System 2000

     The Company’s Access System 2000™ (“AS2000”) is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. AS2000 products are installed at the origination and termination points at which service providers offer communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing and inverse multiplexing functions for T1, E1, multi-T1, multi-E1 and T3 access links. A key feature of the AS2000 is its flexibility and adaptability made possible by a modular architecture that allows customers to access new services or expanded network capacity simply by configuring or changing circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 CSU/DSU, automatic protection switch and an SNMP management agent. Modular line cards from the WANsuite product family are also available for the AS2000 system for applications involving SCADA, IP routing and CSU/DSU terminations.

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

WANsuite Product Family

     The Company’s WANsuite product family is a suite of software programmable, intelligent integrated access devices that target customer premises applications for last mile or network edge communications. The WANsuite platform supports copper-based transmission services for 56/64kbps, T1, E1 and SHDSL, and includes software support for TDM, ATM, Frame Relay and IP services and applications. The WANsuite product line combines integrated CSU/DSU, bridging and routing, probe and network monitoring capabilities. WANsuite products also utilize an embedded web server to provide an innovative user interface that aligns with the Internet for ease-of-use by service providers and end users. Among the key WANsuite features are a powerful web interface for simplified configuration, automatic protection switching (“APS”), performance monitoring and diagnostics for all service layers, and access routing, bridging, and switching for Frame Relay, ATM, Ethernet and IP applications.

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

Professional Services

     With the products offered by the Company in the areas of converged access, optical access, aggregation, and routing, the Company also provides Professional Services tailored to help our customers roll out their networks more efficiently and rapidly. The Company offers a complete turnkey professional services solution to our customers ranging from product staging, network planning to deployment and service provisioning. Our services are characterized as being unique to the access equipment industry and serve as a differentiator compared to other access companies. Our customers consider it as a key enabler in the deployment of managed bundled services.

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

     The Company utilizes indirect channels to sell its products and services to independent telephone companies; CLECs; large, medium and small enterprise customers; and federal, state and local government agencies. These indirect channels include master-distributor relationships with Interlink Communication Systems and Tech Data, and premier partnerships, which include, Allencom, Graybar, Integrated Communications, Inc., Inter-Tel, Phillips Communications, Primary Telecommunications, Inc., and Nextira One.

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

     A small number of customers continue to account for a majority of the Company’s sales. In fiscal 2004, net sales to Nortel Networks and Verizon accounted for 30% and 28%, respectively, of the Company’s net sales, and net sales to the Company’s top five customers accounted for 74% of the Company’s net sales. In fiscal 2003, net sales to Nortel Networks and Interlink Communications Systems accounted for 51% and 11% of the Company’s net sales, respectively, and the Company’s top five customers accounted for 77% of the Company’s net sales. In fiscal 2002, net sales to Nortel Networks and Interlink Communications Systems accounted for 36% and 15% of the Company’s net sales, respectively, and the Company’s top five customers accounted for 71% of the Company’s net sales. Other than Nortel Networks, Verizon and Interlink Communications Systems, no customer accounted for more than 10% of the Company’s net sales in fiscal years 2004, 2003 or 2002.

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

Research and Development

     The Company’s research and development efforts are focused on developing new products, core technologies and enhancements to existing products. During the past year, product development activities centered around the newly introduced 8000 Series IAD product family while we continued to enhance the existing WANsuite integrated access product family and SHARK integrated access platform with new features and cost reductions. The 8000 Series IAD family was developed for both legacy TDM and emerging Packet (ATM and IP) markets to deliver high quality analog voice and data services over digital media such as T1/E1 and DSL. The WANsuite and SHARK product families both went through modifications to enhance their performance and reduce cost. The Company’s product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internet working industries.

     During fiscal 2004, 2003 and 2002, total research and development expenditures were $6,876,000, $3,985,000 and$5,505,000, respectively. All research and development expenses are charged to expense as incurred.

     The markets for the Company’s products have been characterized historically by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of the Company’s customer base. During the last two fiscal years, the markets for the Company’s products have slowed their rate in acceptance of newer technologies as capital spending by carriers and enterprises was reduced. However, the Company expects to continue its investment in research and development in fiscal 2005 for product development of specific technologies, such as SONET/-SDH, IP, QoS, xDSL, VoIP, VPN, MPLS, data security and network management, as well as to respond to market demand and new service offerings from service providers. Research and development activities may also include development of new products and markets based on the Company’s expertise in telecommunications network access technologies.

     In September 2004, the Company announced plans to consolidate engineering into two locations focused on the execution of its strategic plan. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restructuring Charge.”

Manufacturing and Quality

     The Company does not fully manufacture any of its products. Management resources within the Company are used to provide product planning, purchasing and delivery coordination of products to our customers. In addition, the Company performs final assembly and test on several products prior to shipment. We also utilize both turnkey and consignment subcontractors for product assembly and test services. These subcontractor relationships, combined with our internal global component purchasing strategy, allow us to minimize manufacturing related capital investment, reduce product cost and promote delivery flexibility to our customers. To uphold the quality of our products the Company maintains TL9000 registration including ISO 9001:2000, which the Company achieved initially in 1993. This standard, established by the Quality Excellence for Suppliers of Telecommunications (QuEST) Forum, is an industry-specific standard fostering quality system requirements and metrics for the design, development, production, delivery, installation and service, emphasizing customer/supplier relations, continuous improvement, standardization metrics and cost reduction. As of July 2, 2004 the Company employed 52 people in manufacturing operations.

     Following the acquisitions of XEL and Larscom, the Company has undertaken efforts to consolidate manufacturing operations of the separate organizations to reduce overhead related expenses and achieve incremental purchasing leverage with our suppliers in order to reduce product cost and increase the efficiency of our manufacturing operations. As of July 30, 2004, the Company has completed the consolidation of the XEL manufacturing operations into our Madison, Alabama facility. The Company is now undertaking a similar effort to integrate the Larscom manufacturing operations into the Company. In both XEL and Larscom, the Company seeks to merge duplicate management activity, streamline operating policies and procedures, integrate manufacturing data under one common ERP system, and improve commonality in our supplier base.

Competition

     The market for telecommunications network access equipment can be characterized as highly competitive, with intensive equipment price pressure. The Company’s products that address this market include the Company’s IAD products, namely the eLink, WANsuite and Shark for TDM-based IADs and the 3000 and 8000 Series for VoIP. These products play a key role in enabling convergence in the access network but this product category continues to become more competitive as typically experienced in the lifecycle of Customer Premise Equipment (CPE). With convergence in the first mile becoming a major initiative in the communications industry, this segment of the market is subject to rapid technological change, increasing interoperability requirements, wide-ranging regulatory requirements and the entrance of lower cost manufacturers. The Company believes the primary competitive factors in this market are:

•	Rapid development and introduction of new technologies in accordance to new leading-edge applications and services;

•	New low-cost products due to the advances in chip set reference designs and manufacturing techniques;

•	Evolving product feature requirements;

•	High voice quality for VoATM and VoIP applications;

•	High product reliability and quality; and

•	High quality customer support.

     The Company’s principal competitors in the market for network access devices include: Adtran, Inc., Carrier Access Corporation, Cisco Systems, Inc., RAD, Kentrox and Telco Systems.

     The market for the Company’s first-generation PRISM and Miniplex wireline transport product lines can be characterized as declining with a small number of highly competitive firms. The technology is mature and the market has remained steady in recent years. The Company believes that the primary competitive factors in this market are:

•	Product delivery time;

•	Competitive price points;

•	Product reliability and quality;

•	Discontinuance of critical product components;

•	Transition to emerging technologies and platforms;

•	Ability of firms to incorporate the functionality of multiple stand alone products into one unit; and

•	Ability of firms to design plug-in modules compatible with existing shelf capacity of competitor products.

     The Company’s principal competitors in this market include: ADC, Adtran, Inc., Charles Industries, General Datacomm Corporation, GoDigital Networks and Kentrox.

     The Company believes the market for its new generation Optical Ethernet access product (Larscom) is in an emergent phase with significant growth opportunities over the next two to three years as demand for affordable high-speed data services increases among SMBs and enterprises. Nevertheless, this market is intensely competitive and the Company expects competition to intensify in the future. The Company believes that the primary competitive factors in this market are:

•	Timely development of new products and features;

•	Product quality and performance;

•	Competitive price points;

•	Product line breadth;

•	Experienced sales, marketing and service organizations; and

•	Evolving industry standards.

     The Company’s principal competitors in this market include: Fujitsu, RAD, Cisco Systems and Lucent Technologies, Inc.

     The broadband routing market is also intensely competitive and can be characterized by rapid change, converging technologies and a migration to networking access solutions that offer superior advantages. The Company believes that its new generation multi-link routers competitively position the Company in the growing broadband routing market. The SLR/MLR/HLR series of wire-speed routers are designed specifically to enable data service inter-working, routing and high-speed (Multilink) connectivity to the wide area network (WAN). These networking capabilities are needed by SMBs. However, the elevated equipment prices commanded by traditional routing equipment have prevented these products from being widely utilized in the SMB market segment. The Company believes that the primary competitive factors in the broadband routing market are:

•	Product performance;

•	Competitive price points;

•	Introduction of new products with price/performance advantages; and

•	The ability to provide value-added features.

     The Company’s principal competitors in this market include: Cisco Systems, Adtran, Kentrox and Quick Eagle Networks.

     There can be no assurance that the Company’s current products and future products will be able to compete successfully with respect to the competitive factors described for each of the markets above. Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company. Certain competitors have more broadly developed distribution channels and have made greater advances than the Company in certain emerging technologies. There can be no assurance that the Company will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

     Additionally, industry consolidation could lead to competition with fewer, but stronger competitors. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco Systems and Lucent, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to our products and planned products, our business, financial condition and results of operations could be materially adversely affected.

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

     The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. The Company has not conducted a formal patent search relating to the technology used in its products, due in part to the high cost and limited benefits of a formal search. Software comprises a substantial portion of the technology in the Company’s products. The scope of protection accorded to patents covering software-related inventions is subject to a degree of uncertainty which may increase the risk and cost to the Company if the Company discovers third party patents related to its software products or if such patents are asserted against the Company in the future. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition and results of operations would be materially adversely affected.

     In its distribution agreements, the Company typically agrees to indemnify its customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of its technical and management personnel. In the event of an adverse ruling in such litigation, the Company might be required to pay damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all.

     The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect our products or intellectual property rights as effectively as the laws of the U.S., thus making the possibility of misappropriation of our technology and products more likely.

Employees

     As of July 2, 2004, the Company had 170 full-time and 10 temporary employees worldwide, of whom 35 were employed in engineering, 44 in sales and marketing, 28 in the professional services group and customer support, 52 in manufacturing and 21 in general and administration. All employees are located in the United States except for four employees located in Great Britain and Hong Kong.

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

Available Information

     Additional information about the Company can be found on our website at www.verilink.com. We also provide on our website the Company’s filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after the Company has electronically filed or furnished such material with the SEC. Information contained on this website is not part of this annual report.

Item 2. Properties

     The Company is headquartered in Madison, Alabama. In July 2002, the Company entered into a three year lease for office and warehouse space containing approximately 43,750 square feet for its headquarters, research and development, and manufacturing personnel. In addition, the Company has a sales office located in Dallas, Texas, a research and development office in Goleta, California, an office and warehouse located in Fremont, California, and an office in Aurora, Colorado, which was the corporate headquarters for XEL Communications, Inc. These properties are occupied under operating leases that expire on various dates through the year 2005, with options to renew in most instances.

     The leases for facilities in Goleta and Fremont expire in November 2004 and August 2004, respectively, and will not be renewed. The Aurora facility lease expires in December 2004, and the Company expects to relocate in the same general area in a smaller facility since the consolidation of the XEL operations and administration into the Madison facility was completed in July 2004.

     In connection with the acquisition of Larscom in July 2004, the Company leases a 40,500 square-foot facility located in Newark, California and a 27,000 square-foot facility in Durham, North Carolina, which Larscom sublet under a lease agreement effective as of February 15, 2002.

     In August 2002, the Company leased a facility owned by the Company located at 950 Explorer Boulevard in Huntsville, Alabama to The Boeing Company under a lease that expires in November 2007. The lease allows the lessee to terminate the lease at the end of the 40th month, but also includes the option to extend the lease term for five additional two-year periods. During fiscal 2002, this facility was the Company’s headquarters and principal administrative, research and development, and manufacturing facility.

Item 3. Legal Proceedings

     The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter ended July 2, 2004.

Executive Officers of the Company

     Set forth below is certain information concerning executive officers of the Company. Unless otherwise indicated, the information set forth is as of July 2, 2004.

     Mr. Leigh S. Belden, age 54, co-founded Verilink and has served as its President and Chief Executive Officer since he re-joined Verilink in January 2002 and from its inception in December 1982 until his prior retirement from this position in March 1999. Mr. Belden has served as a Director since its inception in December 1982. From 1980 to 1982, Mr. Belden was Vice President of Marketing for Cushman Electronics, Inc., a manufacturer of telephone central office and two-way radio test equipment. Previously, he held various international and domestic sales and marketing management positions for California Microwave, Inc. Mr. Belden received a B.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from Santa Clara University.

     Mr. Sarabjit Gosal, age 36, has served the Company as Vice President of Marketing since April 2004. From October 2000 until joining the Company, Mr. Gosal served as the Senior Director of Product Marketing at Polaris Networks, a metro optical transport switch company. From November 1996 to October 2000, Mr. Gosal served as the Senior Director of Product Marketing of VINA, a broadband access company. Prior to October 2000, Mr. Gosal was the Senior Product Line Manager at Cisco Systems (StrataCom), responsible for their WAN switching platforms, as well as being responsible for marketing optical (SDH) transport systems for Fujitsu Europe. Mr. Gosal has received an MBA from the University of Westminster, London and a Bachelors degree in Electronic Engineering from the University of North Wales, Bangor, UK.

     Ms. Betsy D. Mosgrove, age 42, served the Company as Director of Human Resources and Vice President, Human Resources from October 1999 to April 2002, re-joined the Company in March 2004, and was formally re-appointed to the executive office of Vice President of Human Resources in June 2004. From August 2002 to March 2004, Ms. Mosgrove was employed by Intergraph Mapping and Geospatial Solutions as their Executive Manager of Human Resources. From February 1996 to October 1999, Ms. Mosgrove served as Director of Human Resources for Avex Electronics, Inc. Ms. Mosgrove received a B.S. in Business Administration from the University of Alabama in Huntsville.

     Mr. Larry J. Richards, age 38, served the Company as Vice President of Engineering from March 2004 through August 2004. Prior to joining the Company, Mr. Richards held the position of Vice President of Engineering and Chief Technology Officer at XEL, which was acquired by the Company in February 2004. Mr. Richards joined XEL in April 2000 directing the software development and was promoted to Vice President of Engineering in March 2001. Prior to that, Mr. Richards held several management positions at Raytheon Systems responsible for development of sophisticated communications equipment from November 1997 to April 2000. Mr. Richards holds a BS in Electrical Engineering from California State Polytechnic University, Pomona and a MS in Electrical Engineering from the University of Colorado.

     Mr. David W. Shackelford, age 51, has served the Company as Vice President of Worldwide Sales since October 2003 and is responsible for all domestic and international sales to partners, carriers and service providers. Prior to joining the Company, Mr. Shackelford was self employed as a private rancher from April 2001 until October 2003. Prior to that, Mr. Shackelford held the position of Vice President of Worldwide Sales for Woodwind Communications, Inc. from January 2000 to April 2001. Prior to that, he was Vice President Sales at Newbridge Networks Inc. from August 1996 till December 1999. From May 1972 through August 1996, Mr. Shackelford worked in various sales and business development positions at other organizations including Micom (a division of Nortel Networks), Gandalf Systems Corporation, Infotron Systems and Texaco Inc. Mr. Shackelford studied Business and Computer Science at Louisiana State University and is a member of the American Management Association.

     Mr. C. W. Smith, age 50, has served the Company as Vice President and Chief Financial Officer since November 2001. Mr. Smith joined Verilink in November 1998 as Controller of the Company’s Huntsville operations. In September 1999, Mr. Smith was promoted to the position of Vice President and Corporate Controller. From February 1995 until joining the Company, Mr. Smith served as Vice President, Finance for TxPort, Inc. Mr. Smith received a B.S. in Accounting from the University of Alabama and holds a CPA certificate in the state of Alabama.

     Mr. S. Todd Westbrook, age 42, has served the Company as Vice President, Operations since February 2000 and was promoted to Executive Vice President in August 2004. From July 1998 until joining our company, Mr. Westbrook served as the president of ZAE Research, Inc., a firm engaged in electronics design. From April 1987 to July 1998, Mr. Westbrook held several positions at AVEX Electronics, Inc. including Vice President of North America Operations from March 1996 to July 1998. Mr. Westbrook received a B.S. in Industrial Engineering from Auburn University.

     There are no family relationships among any of the directors or executive officers of the Company.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Over the past two fiscal years, the Company’s Common Stock has been traded on The Nasdaq National Market and The Nasdaq SmallCap Market (collectively, “Nasdaq”) under the symbol “VRLK.” The Company’s Common Stock returned to The Nasdaq National Market on December 22, 2003 after being traded on The Nasdaq SmallCap Market under the symbol “VRLK” since July 1, 2002. Prior to that date, the Company’s Common Stock traded on The Nasdaq National Market. As of September 15, 2004, the Company had 136 shareholders of record and approximately 3,600 beneficial owners of shares held in street name. The following table shows the high and low sale prices per share for the Common Stock as reported by Nasdaq for the periods indicated:

Fiscal 2004 — Quarter Ended	July 2	April 2	January 2	October 3
Market Price: High	$5.28	$7.89	$8.15	$4.45
Low	$3.63	$4.12	$3.46	$1.61

Fiscal 2003 — Quarter Ended	June 27	March 28	December 27	September 27
Market Price: High	$2.00	$2.66	$1.49	$0.79
Low	$0.50	$0.81	$0.24	$0.20

     The Company has never declared or paid cash dividends on its capital stock and does not intend to pay cash dividends in the foreseeable future. The Company’s revolving line of credit generally prohibits the payment of cash dividends on the Company’s capital stock. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data concerning the Company for and as of the end of each of the fiscal years are derived from the audited consolidated financial statements of the Company. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. The financial statements of the Company as of July 2, 2004 and June 27, 2003, and for each of the three years in the period ended July 2, 2004, and the report of PricewaterhouseCoopers LLP thereon, are included elsewhere in this report. The Company’s recent acquisitions affect the comparability of the information reflected in the selected financial data. For a description of these acquisitions, see “Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisitions.”

Financial Information by Year
(in thousands, except per share amounts and number of employees)

	Fiscal Year Ended
	July 2,	June 27,	June 28,	June 29,	June 30,
	2004 (1)	2003 (2)	2002	2001 (3)	2000 (4)
Results of Operations Data:
Net sales	$46,183	$28,104	$23,413	$44,956	$67,661
Gross profit	$19,717	$14,165	$8,016	$20,541	$33,698
Income (loss) from operations	$(700)	$2,278	$(17,449)	$(17,183)	$(5,759)
Net income (loss)	$(26)	$1,520	$(17,240)	$(22,755)	$25
Per share amounts:
Net income (loss):
Basic	$0.00	$0.10	$(1.09)	$(1.51)	$0.00
Diluted	$0.00	$0.10	$(1.09)	$(1.51)	$0.00
Number of weighted average shares outstanding:
Basic	15,170	14,871	15,816	15,095	14,238
Diluted	15,170	15,294	15,816	15,095	15,192
Cash dividends (5)	—	—	—	—	—
Research and development as a percentage of sales	14.9%	14.2%	23.5%	43.8%	13.2%
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$3,448	$8,604	$6,228	$15,735	$10,696
Working capital	$2,778	$6,379	$6,290	$16,251	$26,352
Capital expenditures	$600	$602	$340	$5,304	$7,333
Total assets	$46,138	$26,309	$22,180	$42,941	$58,720
Long-term debt	$6,262	$3,749	$4,480	$5,210	$3,521
Total stockholders’ equity	$24,374	$14,099	$12,117	$29,600	$45,114
Employees	180	91	85	201	219

(1)	Includes restructuring charge of $390.

(2)	Includes in-process research and development charge of $316 related to the acquisition of the NetEngine product line, and cumulative effect of change in accounting principle, related to goodwill of $1,233.

(3)	Includes establishment of an income tax valuation allowance of $(13,381).

(4)	Includes restructuring charges of $7,891 and reversal of the $3,424 income tax valuation allowance established in 1999.

(5)	The Company has never declared or paid dividends on its capital stock and does not intend to pay dividends in the foreseeable future.

Summarized Quarterly Financial Data (Unaudited)

     The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company’s audited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the data.

Financial Information by Quarter (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
Fiscal 2004	July 2	April 2	January 2	October 3
Net sales	$13,853	$13,646	$9,089	$9,595
Gross profit	$5,185	$5,207	$4,201	$5,124
Income (loss) from operations	$(798)	$(1,459)	$63	$1,494
Net income (loss)	$(538)	$(1,388)	$264	$1,636
Per share amounts:
Net income (loss):
Basic	$(0.03)	$(0.09)	$0.02	$0.11
Diluted	$(0.03)	$(0.09)	$0.02	$0.10
Number of weighted average shares outstanding:
Basic	16,131	15,048	14,768	14,734
Diluted	16,131	15,048	16,385	15,977

	Three Months Ended
Fiscal 2003	June 27	March 28	December 27	September 27
Net sales	$7,799	$5,447	$6,145	$8,713
Gross profit	$4,120	$2,338	$3,192	$4,515
Income (loss) from operations	$781	$(467)	$530	$1,434
Net income (loss)	$917	$(252)	$605	$250
Per share amounts:
Net income (loss):
Basic	$0.06	$(0.02)	$0.04	$0.02
Diluted	$0.06	$(0.02)	$0.04	$0.02
Number of weighted average shares outstanding:
Basic	14,666	14,856	14,966	14,997
Diluted	15,168	14,856	15,378	15,199

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the 2004 Consolidated Financial Statements and Notes thereto.

     This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in “Factors Affecting Future Results” below.

     The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30. Fiscal 2004 consisted of 53 weeks and Fiscal 2003 and 2002 each consisted of 52 weeks.

Overview

     Verilink Corporation (the “Company”) is a leading provider of next-generation broadband access products and services. The Company’s products support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present TDM-based networks to IP-based networking. The Company develops, manufactures, and markets integrated access devices (“IADs”), Optical Ethernet access products, high-speed multi-link routers and bandwidth aggregation solutions. These products are sold to service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners, and are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, IP/PPP multi-link access routing, service inter-working, and the migration of networks from traditional time-division multiplexing (“TDM”) based access to IP/Ethernet. The Company’s customers include regional bell operating companies (“RBOCs”), Inter-exchange carriers, incumbent local exchange carriers (“ILECs”), independent operating companies, competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies.

     The Company has continued its merger and acquisition strategy initiated in fiscal 2003 in order to drive revenue growth, gain market share with expanded product offerings, and strengthen its position for the high-growth emerging markets in next generation broadband access including VoIP, routing and optical access. The Miniplex product line and XEL acquisitions discussed below were completed during fiscal 2004, which impacted results of operations in fiscal 2004. The Larscom acquisition was completed following the end of fiscal 2004. The Company began implementing plans in March 2004 to consolidate XEL manufacturing and administrative functions and announced plans in September 2004 to consolidate engineering as discussed below under “Restructuring Charges”. Consolidation activities and expenses related to the Larscom acquisition will impact results of operations for the first half of fiscal 2005 and are expected to be completed by the end of the second quarter of fiscal 2005.

     On July 22, 2003, the Company acquired the Miniplex product line from Terayon Communication System, Inc. This product line gives telephone companies the capability of providing multiple plain old telephone services (“POTS”) connections over a single copper pair – a more cost-effective alternative to resolving copper exhaust problems than the installation of new copper cable. Utilization of the Miniplex product as a pair gain solution also saves companies the time and expense involved in the system turn-up of a traditional digital loop carrier system.

     On February 5, 2004, the Company acquired XEL Communications, Inc. (“XEL”), a privately-held provider of a full suite of broadband access solutions and professional services that address the RBOC and ILEC market. This acquisition adds the Shark products family, the industry’s first OSMINE-certified IAD, to the Company’s existing IAD product line and extends the Company’s IAD footprint in large-infrastructure environments. Additionally, with the acquisition, the Company adds a professional services capability which complements its broadband solutions offering. The professional services offering will be extended across the Company’s products to help service providers and enterprises minimize the operational complexity and time to market issues associated with bundled services as well as new generation services that include VoIP services and Optical Ethernet.

     On July 28, 2004, the Company completed its acquisition of Larscom Incorporated (“Larscom”), a leading provider of high-speed broadband and optical Ethernet access products. The Larscom acquisition brings a broadened product line to address new market opportunities in the carrier and large enterprise markets, and includes the Orion 7400 Optical Ethernet access platform, the Orion 5000 family of optical miniplexers, the eLink family of TDM-based IADs and other related product lines. Additionally, this acquisition brings existing customer contracts and relationships, sales, sales engineering, customer service and support personnel, and an engineering team based in Newark, California. The Company’s results for fiscal 2005 will reflect the results of Larscom from the date of acquisition, as well as the costs associated with the acquisition and related consolidation.

     The Company’s business is characterized by a concentration of sales to a limited number of key customers, with Nortel Networks accounting for a majority of sales in fiscal 2003 and approximately 30% of sales in fiscal 2004, and 16% of net sales in the fourth quarter of fiscal 2004. Verizon accounted for 40% of net sales in the fourth quarter of fiscal 2004. As a result of the concentration of the Company’s customers and significant fluctuations in orders from the Company’s major customers, the Company’s results from operations have and may continue to fluctuate significantly from period-to-period in the future. As a result, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. In September 2004, the Company announced a delay in orders in the first quarter of fiscal 2005 from a large carrier customer.

     The Company has planned for some time for the eventual decline in sales of legacy products. Sales of legacy products to Nortel Networks declined from 54% of net sales in the first quarter of fiscal 2004 to 16% of net sales in the fourth quarter of fiscal 2004, and are expected to significantly decline in the first quarter of fiscal 2005. The Company believes that Nortel Networks may place a last time buy order for AS2000 products in the near future. While the Company believes it is positioning itself to offset the loss of legacy sales over the long-term, reduced legacy sales will impact the Company’s results of operations in the near-term, and sales of new products may be at lower margins than legacy sales.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. The auditor’s report on the Company’s financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company has been and continues to prepare for reduced legacy sales through its recent acquisitions, investment in next generation broadband access products, and the alignment of its operating costs with management’s revenue expectations in light of current conditions in the telecommunications equipment industry. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary. The Company believes that its cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund its operations and contractual obligations through fiscal 2005 based on management’s current operating plan, although no such assurance can be given. See “Liquidity and Capital Resources” and “Factors Affecting Future Results” below for a discussion of the potential impact if the Company does not substantially meet its fiscal 2005 operating plan.

Results of Operations

Sales

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
	(thousands)
Net sales	$46,183	$28,104	$23,413
Percentage change from preceding year	64%	20%	(48)%

     Net sales for fiscal 2004 increased 64% to $46,183,000 from net sales of $28,104,000 in fiscal 2003. Overall, this increase is attributable to the acquisitions completed during the last eighteen months, including the 8000 Series IAD (formerly called NetEngine) product line acquired in January 2003, the Miniplex product line in July 2003 and XEL

Communications, Inc. in February 2004. Net sales of carrier and carrier access products, including XEL products and services, AS2000 products and Miniplex products, increased 81% to $31,016,000 in fiscal 2004 from $17,161,000 in fiscal 2003 due to the impact of these acquisitions, which contributed net sales of carrier and carrier access products totaling $15,388,000 in fiscal 2004. With these acquisitions, the Company is less dependent on legacy product sales, particularly the AS2000 product which accounted for 35% of net sales in fiscal 2004 as compared to 62% and 53% of net sales in fiscal 2003 and 2002, respectively. The decline in AS2000 product sales is due in part to the decrease in AS2000 sales to Nortel Networks, which are expected to significantly decline in the first quarter of fiscal 2005. Net sales of enterprise access products, including the 8000 Series IADs and WANsuite products, increased 39% to $15,167,000 in fiscal 2004 from $10,943,000 in fiscal 2003 due to the impact of the 8000 Series IAD acquisition and an increase in sales of all other enterprise access products.

     Net sales for fiscal 2003 increased 20% to $28,104,000 from net sales of $23,413,000 in fiscal 2002. The largest factor leading to this increase was the acquisition of the 8000 Series IAD product line that added sales of $3,044,000 from the acquisition date on January 28, 2003 to June 27, 2003. Net sales of carrier and carrier access products, primarily AS2000 products, increased 36% to $17,161,000 in fiscal 2003 from $12,611,000 in fiscal 2002 due to the increase in sales to the Company’s largest customer. Enterprise access products, including the 8000 series IAD products, increased slightly to $10,943,000 in fiscal 2003 from $10,802,000 in fiscal 2002. Excluding the 8000 series IAD sales, sales of enterprise access products decreased 27% in fiscal 2003 compared to fiscal 2002, which we believe to be the lingering impact of both economic and industry-wide factors, as well as the overall decline in demand for legacy products.

     Sales to the Company’s top five customers accounted for 74%, 77% and 71% of sales in fiscal 2004, 2003 and 2002, respectively. The Company’s five largest customers in fiscal 2004 in alphabetical order were Communication Network Services (a division of British Telecom), Interlink Communications Systems, Lucent Technologies, Nortel Networks and Verizon, with Nortel and Verizon representing an aggregate of 58% of the Company’s sales in fiscal 2004. See Note 1 of “Notes to Consolidated Financial Statements” and “Factors Affecting Future Results – Our results and performance are dependent on a limited customer base”.

     The Company sells its products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers, system integrators, value-added resellers and distributors. Sales to value-added resellers and distributors accounted for approximately 9% of sales in fiscal 2004, as compared to approximately 17% in fiscal 2003 and 31% in fiscal 2002. In fiscal 2004, sales to customers outside of North America increased and accounted for 10% of total sales, which is due primarily to the increase in sales of the IAD products. The Company expects that sales to customers outside the United States will continue to increase in fiscal 2005.

Gross Profit

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
	(thousands)
Gross Profit	$19,717	$14,165	$8,016
Percentage of Sales	42.7%	50.4%	34.2%

     Gross profit, as a percentage of sales, in fiscal 2004 was 42.7% as compared to 50.4% in fiscal 2003 and 34.2% in fiscal 2002. The decrease in gross profit margin in fiscal 2004 was attributable to the product sales mix and the products acquired in acquisitions that carry an overall lower gross margin percentage. The increase in gross profit margin in fiscal year 2003 was attributable to a more favorable product sales mix, increased sales volume, and the benefit from cost reduction measures enacted during fiscal 2003 and 2002, including productivity gains and lower fixed manufacturing and facilities costs, and the benefit from consolidation of manufacturing in Madison, Alabama from San Jose, California. Additionally, the provision for excess and obsolete inventories decreased to $323,000 for fiscal 2003 as compared to $1,804,000 for fiscal 2002 due to excess inventories in fiscal 2002 as a result of the decline in sales in that year.

     In future periods, the Company’s gross profit margin will vary depending upon a number of factors, including the mix of products sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As the Company introduces new products, it is possible that such products may have lower gross profit margins than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

Research and Development

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
	(thousands)
Research and development	$6,876	$3,985	$5,505
Percentage of Sales	14.9%	14.2%	23.5%

     Research and development (“R&D”) expenses increased to $6,876,000 or 14.9% of sales in fiscal 2004 as compared to $3,985,000 or 14.2% of sales in fiscal 2003. This increase in expenditures was primarily due to headcount added in connection with the 8000 Series IAD product line acquisition in January 2003 and the XEL acquisition in February 2004. Additionally, R&D expenses in fiscal 2004 included $220,000 for compensation expense related to bonuses, stock awards and restricted stock awards issued to employees in connection with the acquisition of XEL. R&D as a percentage of sales increased in fiscal 2004 as compared to fiscal 2003 due to the increased spending.

     R&D expenses decreased to $3,985,000 or 14.2% of sales in fiscal 2003 as compared to $5,505,000, or 23.5% of sales in fiscal 2002. This decrease was due primarily to staff reductions in fiscal 2002 and fiscal 2003 in addition to other cost reduction measures implemented by the Company in its efforts to return to profitability. The decrease in R&D expense in fiscal 2003 as a percentage of sales compared to fiscal 2002 was due to reduced spending on higher sales volume.

     The Company considers product development expenditures to be important to future sales, but expects to adjust the level of these expenditures in relation to the level of sales achieved in future periods. There can be no assurance that the Company’s research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See “Factors Affecting Future Results”.

Selling, General and Administrative

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
	(thousands)
Selling, general and administrative	$13,151	$7,586	$14,581
Percentage of Sales	28.5%	27.0%	62.3%

     The Company’s selling, general and administrative (“SG&A”) expenses increased to $13,151,000, or 28.5% of sales in fiscal 2004 from $7,586,000, or 27% of sales in fiscal 2003. The increase in absolute dollars in fiscal 2004 compared to fiscal 2003 was due primarily to increased headcounts between the two years and the impact of acquisitions, including compensation expense of $1,397,000 for bonuses, stock awards and restricted stock awards issued to employees in connection with the acquisition of XEL. Amortization of intangible assets included in SG&A was $1,026,000 and $484,000 in fiscal 2004 and 2003, respectively. Headcount increased in all areas, but primarily additional sales staff added to support the increased sales growth. The increase in SG&A as a percentage of sales was due to increased spending on increased sales dollars.

     SG&A expenses decreased to $7,586,000, or 27.0% of sales in fiscal 2003 from $14,581,000, or 62.3% of sales in fiscal 2002. This decrease in absolute dollars in fiscal 2003 compared to fiscal 2002 was due primarily to reduced headcounts between the two years, accrued severance costs in fiscal 2002, and other cost reduction measures implemented by the Company from March 2001 until August 2002. Amortization of intangible assets included in SG&A was $484,000 and $772,000 in fiscal 2003 and 2002, respectively. The significant decrease as a percentage of sales was due to lower spending on increased sales dollars. As a result of the inclusion of sales resulting form the Larscom acquisition, the Company expects that SG&A expenses will increase proportionally in fiscal 2005.

Restructuring Charge

     In March 2004, the Company began implementing its plans to consolidate certain manufacturing and administrative activities in Aurora, Colorado with its operations in Madison, Alabama. The Company recorded a pretax restructuring charge in fiscal 2004 of $390,000 in connection with the restructuring activities which includes severance and other termination benefits. This will result in a reduction in workforce of approximately 17 employees, or 10% of the Company’s total workforce. No payments or charges to the restructuring reserve were made during fiscal 2004. The Company expects to complete these consolidation activities during the first quarter of fiscal 2005.

     As noted in the overview above, the Company announced plans in September 2004 to consolidate engineering in the Company’s Madison, Alabama and Newark, California facilities focused on the execution of the Company’s strategic plan. The Company’s continuing engineering functions related to existing product lines will be based in Madison, Alabama and co-located with operations, testing, quality and sales administration for improved operational synergies. The engineering function for research and development related to the Company’s Orion 7400 Optical Ethernet product family and next-generation platform development and other product line support will be centralized in the Company’s Newark, California facility. As a result of this engineering resource alignment, the Company will close its Santa Barbara, California office and will transition engineering currently located in Aurora, Colorado to the appropriate facility in either Madison, Alabama or Newark, California. The Aurora, Colorado facility was acquired as part of the Company’s acquisition of XEL in February 2004 and the Santa Barbara, California office was acquired as part of the acquisition of the NetEngine product line in January 2003.

     As part of this plan, the Company will reduce its workforce by approximately 5%. The engineering consolidation plan is expected to be completed by November 30, 2004 and will result in total charges of approximately $700,000 to be taken in the Company’s first and second quarters of fiscal 2005, which is expected to include cash expenditures of $500,000 for one-time termination benefits for departing personnel and $200,000 for other costs associated with office and resource re-alignment. In addition to the engineering consolidation plan, the Company may implement further operational consolidation as part of its continuing review of operations, spending and revenue outlook.

In-process Research and Development

     The in-process research and development expense of $316,000 for fiscal 2003 was a non-recurring charge for the acquisition costs of the 8000 series IAD product line attributable to in-process technologies.

Impairment of Long-lived Assets

     During fiscal 2002, the Company completed a review of certain long-lived assets, including goodwill and other intangible assets, due to uncertainty in the general business environment, particularly the telecommunication markets. As a result of this review, the Company recorded charges of $5,379,000 for impairment of certain long-lived assets. This impairment included charges related to the Company’s facility located at 950 Explorer Boulevard in Huntsville, Alabama, and furniture and equipment of $3,898,000; an investment in a software development company of $750,000; intangible assets of $568,000; and software licenses of $163,000.

Interest and Other Income, Net

     Interest and other income, net, increased to $927,000 in fiscal 2004 from $656,000 in fiscal 2003 due to an increase in net rental income from the property held for lease, earnest money forfeited by the potential buyer of the property held for lease in the amount of $75,000 and income of $229,000 from the forgiveness of a portion of convertible notes associated with the XEL acquisition, offset by lower interest income on lower average investment balances during the year and lower interest rates. Rental income, net of expenses, was $542,000 and $452,000 in fiscal 2004 and 2003, respectively.

     Interest and other income, net, increased to $656,000 in fiscal 2003 from $503,000 in fiscal 2002 due to net rental income related to property held for lease, offset by lower interest income on lower average investment balances during the year and lower interest rates.

Interest Expense

     Interest expense increased to $253,000 in fiscal 2004 from $181,000 in fiscal 2003 as a result of convertible notes issued in connection with the XEL acquisition and borrowings under the Company’s line of credit. Interest expense decreased in fiscal 2003 to $181,000 from $294,000 in fiscal 2002 due to lower interest rates and lower principal balances on the Company’s debt obligations.

Provision for Income Taxes

     No tax provision or tax benefits were provided in fiscal 2004 due to the valuation allowance provided against the net change in deferred tax assets. The Company established a full valuation allowance in prior years against its deferred tax assets due to net operating losses. The Company has net operating loss carry forwards of approximately $31,400,000 as of July 2, 2004.

Cumulative Effect of Change in Accounting Principle, Relating to Goodwill

     As of June 29, 2002, the Company adopted SFAS No. 142, ceased amortizing goodwill and completed its transitional impairment test of goodwill. As a result, the Company determined that its goodwill was impaired and recorded a charge of $1,232,900 in fiscal 2003. This charge is presented in the consolidated statement of operations as a cumulative effect of change in accounting principle, relating to goodwill.

Net Income (Loss)

     Net loss for fiscal 2004 was $26,000 compared to net income of $1,520,000 for fiscal 2003 as a result of the above factors, primarily due to acquisition related costs associated with the purchase of XEL. Net loss was an insignificant percentage of sales for fiscal 2004. Net income was 5.4% of sales for fiscal 2003. Net income of $1,520,000 for fiscal 2003 compares to a net loss for fiscal 2002 of $(17,240,000), as a result of the above factors. Net income as a percentage of sales for fiscal 2003 was 5.4%, compared to a net loss as a percentage of sales for fiscal 2002 of (73.6)%.

Liquidity and Capital Resources

     The Company’s principal source of liquidity at July 2, 2004 included $3,448,000 of unrestricted cash and cash equivalents in addition to available credit under its line of credit with RBC Centura Bank.

     During fiscal 2004, the Company generated $843,000 of net cash from operating activities, compared to net cash generated from operating activities in fiscal 2003 of $4,017,000 and net cash used in operating activities in fiscal 2002 of $8,269,000. Accounts receivable, excluding accounts receivable acquired in the XEL acquisition, increased $2,083,000 to $7,881,000 at July 2, 2004, from the prior year balance due to additional sales revenue and the timing of shipments during the fourth quarter. Accounts receivable decreased $424,000 to $3,621,000 at June 27, 2003, from the balance at June 28, 2002, again due to timing of shipments in the fourth quarter of each year. Inventories, excluding the impact of inventory acquired in the XEL acquisition, decreased $117,000 and totaled $6,010,000 at July 2, 2004. Inventories increased $1,050,000 to $2,296,000 at June 27, 2003, as a result of inventory purchases related to the transfer of the AS2000 products from an outside manufacturing service to the Company’s Madison, Alabama facility and from purchases made in connection with the NetEngine product line acquisition. The change in accounts payable and accrued expenses provided total cash of $731,000 in fiscal 2004 due to the timing of payments to vendors and overall increase in accruals related to the increase in sales volume. In fiscal 2003, accounts payable and accrued expenses increased a total of $785,000 due to the timing of inventory purchases and the resulting payments to vendors.

     Net cash used in investing activities of $8,266,000 in fiscal 2004 compares to net cash used in investing activities of $1,045,000 and $272,000 in fiscal 2003 and 2002, respectively. The cash used in fiscal 2004 was due to cash paid at closing in connection with the XEL acquisition of $7,612,000, payments totaling $1,395,000 related to product line acquisitions and capital expenditures of $600,000, reduced by the release of restricted cash of $1,000,000, the sale of short term investments of $101,000 and proceeds from the repayment of notes receivable of $240,000. The cash used in fiscal 2003 was due to payments totaling $1,200,000 related to a product line acquisition and capital expenditures of $602,000, reduced by the sale of short term investments of $497,000 and proceeds from the repayment of notes receivable of $260,000. The cash used in fiscal 2002 was due to equipment purchases of $340,000 and purchases of short-term investments of $82,000, reduced by repayment of notes receivable of $150,000.

     Net cash provided by financing activities was $2,375,000 in fiscal 2004 compared to net cash used in financing activities of $94,000 in fiscal 2003 and $1,031,000 in fiscal 2002. Payments against long-term debt and capital lease obligation of $731,000 accounted for the primary use of funds in fiscal 2004, offset by the proceeds from borrowings under the bank line of credit of $2,046,000 and proceeds from the exercise of stock options of $1,060,000. Payments against long-term debt and capital lease obligation of $724,000 and the purchase of common stock of $49,000 accounted for the primary use of funds in fiscal 2003, offset by the proceeds from the cash repayment of notes receivables from stockholder of $675,000. Payments against long-term debt and capital lease obligations of $719,000 and purchase of common stock of $332,000 accounted for the use of funds in fiscal 2002.

     In April 2004, the Company obtained a $5,000,000 revolving line of credit with RBC Centura Bank (“RBC”) with borrowings subject to eligible accounts as defined in the loan and security agreement. As of July 2, 2004, borrowings of $2,046,000 were outstanding under the Company’s revolving line of credit with RBC. The agreement is scheduled to expire in April 2005 and is renewable at the bank’s option. The interest on outstanding borrowings is at a rate of 250 basis points over the 30 day London inter-bank offered rate. All of the Company’s assets as of July 2, 2004, other than the property subject to lease and restricted cash, are pledged as collateral securing amounts outstanding under this line.

     The loan and security agreement requires the Company to maintain, as of the last day of each fiscal quarter, (i) a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by the Company to RBC of at least 2:1, and a (ii) a tangible net worth, as defined in the agreement, of at least $7,000,000. The Company complied with these financial requirements as of July 2, 2004, and expects to comply in future periods. The Company may not take certain actions without the prior written consent of the bank, including (i) the sale or lease of any collateral, except in the ordinary course of business, (ii) the incurrence of certain indebtedness, (iii) the merger or consolidation with any other entity, (iii) the payment of dividends or distributions except in capital stock or other limited circumstances, or (iv) payments on the Company’s subordinated debt except in accordance with the terms thereof. For purposes of the loan and security agreement, “tangible net worth” refers to the Company’s stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes issued in connection with the acquisition of XEL, less intangibles. The terms of RBC’s consent to the Larscom merger provide that the RBC shall have the right to require the Company to enter into an amendment to the loan and security agreement whereby the tangible net worth requirement may be increased to an amount determined by RBC in its reasonable discretion, not to exceed the increased tangible net worth of the Company actually resulting from the merger. The loan and security agreement also requires the Company to provide RBC with audited financial statements together with a report thereon that is either unqualified, or qualified in a manner acceptable to RBC, from an independent accounting firm. RBC has notified the Company that the report of its independent registered public accounting firm on the Company’s fiscal 2004 financial statements is acceptable to RBC. However, RBC may accelerate and declare all outstanding borrowings immediately due and payable and/or exercise its rights to foreclose on the collateral if (1) the Company is in default of its obligations under the documents, (subject to notice and an opportunity to cure with respect to covenant defaults that may be cured), (2) in RBC’s opinion, a material adverse change has occurred in the Company’s business or financial condition, or (3) in RBC’s opinion, there is an impairment of the prospect of repayment of borrowings outstanding under the line of credit or material impairment of the value or priority of the collateral securing borrowings.

     The final balloon payment of approximately $3,025,000 is due on February 1, 2006 on a note secured by the Company’s facility leased to The Boeing Company located at 950 Explorer Boulevard in Huntsville, Alabama. The Company continues to seek a buyer for this facility, which represents a potential source of additional cash that may be used to partially fund the Company’s contractual obligations due in fiscal 2005 and 2006. The Company may not, however, be able to complete a sale of the property on a timely basis or on favorable terms to the Company.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. The auditor’s report on the Company’s financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Liquidity would be further limited if the Company’s line of credit with RBC were to be accelerated or becomes unavailable.

     The Company has been and continues to prepare for reduced legacy sales through its recent acquisitions, investment in next generation broadband access products, and the alignment of its operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary. The Company believes that its cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund its operations and contractual obligations through fiscal 2005 based on management’s current operating plan, although no such assurance can be given. If the Company does not substantially meet management’s current operating plan, then the Company may implement additional cost containment measures, or may need to seek additional financing or seek to renegotiate its contractual obligations. While the Company does not believe it will need to seek additional financing in the near term, the sale of additional equity or debt securities could result in additional dilution to the Company’s stockholders. Arrangements for additional financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all.

     The following table sets forth the annual payments we are required to make under contractual cash obligations and other commercial commitments for notes payable to bank, long-term debt, capital lease obligations, convertible notes, operating leases and for purchases of inventory and services, in thousands, at July 2, 2004.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Note payable to bank	$2,046	$2,046	$—	$—	$—
Long-term debt	3,723	473	3,250	—	—
Capital lease obligations	25	14	11	—	—
Convertible notes(1)	3,001	—	3,001	—	—
Operating leases	439	420	19	—	—
Purchase commitments	1,254	1,254	—	—	—

Total(2)	$10,488	$4,207	$6,281	$—	$—

(1) The holders may convert the note in whole or in increments of at least $1,000,000 into common stock of the Company at a conversion price of $5.324 per share. If the holders convert any portion of the promissory note, the holders must repay all interest received by them on the portion of the note converted before the Company will issue the common stock. These notes may be converted into common stock prior to the due date on February 5, 2006.

(2) The total does not include contractual obligations related to Larscom, which the Company acquired subsequent to the 2004 fiscal year end. As of the July 28, 2004 acquisition date, Larscom is required to make payments on contractual obligation totaling $3,305,000, of which $1,353,000 is due within the Company’s next fiscal year, $1,911,000 in 1 – 3 years, $41,000 in 3 – 5 years, and $0 thereafter. These contractual obligations include capital lease obligations, operating leases and purchase commitments.

Acquisitions

     XEL Communications, Inc. On February 5, 2004, the Company acquired all of the outstanding stock of XEL for up to $17,650,000 in consideration consisting of $7,650,000 paid in cash at closing and $10,000,000 in the form of a note which may be converted into common stock of the Company at a conversion price of $5.324 per share. Acquisition costs related to the transaction totaled $760,000. XEL provides a total telecommunications business solution including equipment, project management, engineering and installation services to large domestic carriers for the delivery of integrated voice, data and Internet services for small and medium businesses.

     The $10,000,000 convertible promissory note earns interest at a rate of 7% per annum and matures February 5, 2006. The holder may convert the note in whole or in increments of at least $1,000,000 into common stock of Verilink. On May 11, 2004, the holder of the $10,000,000 convertible promissory note elected to convert $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of common stock of the Company. The conversion notice was provided to the Company pursuant to the terms of the note. Acquisition costs include $480,000 paid to a financial adviser of the

Company, which was paid in the form of a convertible note with the same terms as the $10,000,000 note discussed above. The results of operations of XEL have been included in the consolidated financial statements since February 5, 2004.

     Miniplex Product Line. On July 22, 2003, the Company acquired the fixed assets and intellectual property rights relating to Terayon Communication System, Inc.’s Miniplex product line for telecom carriers for up to $868,000, plus the assumption of certain liabilities. This product line gives telephone companies the capability to provide multiple plain old telephone services (“POTS”) connections over a single copper pair – a more cost-effective alternative to resolving copper exhaust problems than the installation of new copper cable.

     Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “Earn-Out Period”). The Company will make quarterly payments to Terayon during the Earn-Out Period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. The Company has accrued the minimum amount to be paid under this agreement. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. The Company has purchased $996,000 of this Miniplex inventory from Terayon and the remaining purchase commitment of $1,104,000 is included in inventories and accounts payable on the consolidated balance sheet as of July 2, 2004.

Subsequent Event – Acquisition of Larscom

     On July 28, 2004, the Company completed its acquisition of Larscom and issued approximately 5,946,897 shares of its Common Stock for all the outstanding stock of Larscom. Additionally, the Company has assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users.

     The acquisition will be recorded under the purchase method of accounting in the first quarter of fiscal 2005, and the purchase price will be allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs will be expensed as of the closing of the transaction. The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment. A summary of the total purchase consideration is as follows:

Value of common stock to be issued	$26,036
Value of options and warrants to be assumed	516
Estimated direct merger costs	1,300

Total purchase consideration	$27,852

     The preliminary purchase allocation is expected to be complete in the Company’s first quarter of fiscal 2005.

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

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.’s 144 and 142, respectively. The Company’s long-lived assets include, but are not limited to, the property held for lease, furniture and equipment, software licenses, and goodwill and intangible assets related to acquisitions.

     In assessing the recoverability of the Company’s long-lived assets during fiscal 2002, the Company obtained a third-party appraisal for the property held for lease, and made assumptions regarding future cash flows and other factors to determine the fair value of the respective assets. The Company recorded impairment charges of $5,379,000 in fiscal 2002 related to these long-lived assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On June 29, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and completed the analysis of its goodwill for impairment. The Company recorded an impairment charge of $1,232,900 during fiscal 2003, related to goodwill. The Company performed an annual impairment test of goodwill in the fourth quarter of fiscal 2004 and concluded that there had been no impairment of goodwill.

     Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. Inventory reserves totaled $3,316,000 and $2,708,000 as of July 2, 2004 and June 27, 2003, respectively.

     Revenue Recognition. The Company recognizes a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products. The reserve for future product returns was $313,000 and $382,000 as of July 2, 2004 and June 27, 2003, respectively.

     Warranty Provision. The Company records a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. During fiscal 2004, we reduced the warranty reserve by $200,000 based on recent actual experience reflecting a lower than expected return rate for products shipped in earlier years. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability, which totaled $1,192,000 and $1,374,000 as of July 2, 2004 and June 27, 2003, respectively.

     Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $536,000 and $532,000 as of July 2, 2004 and June 27, 2003, respectively.

     Deferred Tax Assets. The Company has provided a full valuation reserve related to its deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. The valuation allowance related to the Company’s deferred tax assets was $16,783,000 and $16,491,000 as of July 2, 2004 and June 27, 2003, respectively.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. SFAS No. 150 does not currently impact the Company’s financial statements.

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

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements in (i) Item 1 regarding the decline of the market for communications services; the anticipated recovery of the telecommunication industry; consolidation of equipment manufacturers and service providers; the incremental investment in both equipment and infrastructure; the introduction of new telecommunications services; the growing popularity and use of the Internet; the need for virtual private networking capabilities; the requirement for better security, encryption, traffic prioritization and network management; the increase in bandwidth and addition of productivity-enhancing applications; the employment of new telecommunications equipment, technology and facilities; the beneficiaries of the trend toward higher bandwidth; the trend toward bundled service offerings; the creation of new revenue opportunities; developing nations increasingly looking to wireless technology; future growth in the wireless communications industry, particularly in terms of number of subscribers, minutes used, implementation of new systems and the emergence of broadband access; research and development expenditures; estimated increase in the demand for data services and the markets for our products; growth in VoIP and optical access markets; and (ii) Item 7 regarding product features under development; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; anticipated decline in sales of legacy products; increase in foreign sales, engineering consolidation plans; and the adequacy of the Company’s liquidity and capital resources for the next fiscal year. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 1 and Item 7 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company’s Reports on Form 10-Q and the Company’s Annual Report to Stockholders.

Our Independent Registered Public Accounting Firm’s report includes a “going concern” explanatory paragraph.

     Our independent registered public accounting firm has included in its report on our consolidated financial statements for the fiscal year ended July 2, 2004, a going concern explanatory paragraph, which states that the Company has uncertain revenue streams and a low level of liquidity that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to maintain adequate financing and achieve a level of revenues and cash flow adequate to support our capital and operating requirements. If we do not effectively manage our working capital or achieve targeted cost savings as contemplated in management’s operating plan, we may need to implement additional cost containment measures, seek additional financing, and/or seek to renegotiate our contractual obligations. This uncertainty may cause our stock price to fall and impair our ability to raise additional capital, if necessary. This uncertainty may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, or only do so on less favorable terms, which would cause our revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving us of the human capital we need to be successful.

We are dependent on continued market acceptance of legacy products, acquired products, recently introduced products and new product development.

     Our future results of operations are dependent on market acceptance of existing and future applications for our existing products, products that we have acquired and new products in development. Historically, the majority of sales were provided by our legacy products, primarily the AS2000 product line. The Miniplex product line acquired from Terayon Communication Systems, Inc. (“Terayon”) can also be classified as a legacy product. While we anticipate that net sales from legacy products will continue to decline, significant quarterly fluctuations are possible.

     We have planned for some time for the eventual decline in sales of legacy products. Sales of the AS2000 have declined in recent quarters and are expected to significantly decline in the first quarter of fiscal 2005 and thereafter. While we believe that we are positioning ourselves to offset the loss of legacy sales over the long-term, reduced legacy sales will impact our results of operations in the near-term, and sales of new products may be at lower margins than legacy sales.

     Market acceptance of our products is dependent on a number of factors, not all of which are in our control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services such as voice over IP (VoIP), market acceptance of integrated access devices and packetized voice systems in general, the availability and price of competing products and technologies, and the success of our sales and marketing efforts. Failure of our products to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations. Failure to introduce new products in a timely manner could cause companies to purchase products from competitors and have a material adverse effect on our business, financial condition and results of operations.

     New products may require additional development work, enhancement and testing or further refinement before we can make them commercially available. We have, in the past, experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If our products have performance, reliability or quality shortcomings, we may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

     We expect revenues from sales of our established products to decline over time both as a result of decreased demand and pricing pressure. Therefore, our future operating results are highly dependent on market acceptance of recently-introduced products and products that may be introduced in the future. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we or Larscom introduced in recent years have failed to meet its sales expectations. The industry-wide downturn caused sales of new products, such as Larscom’s, to be well below expectations. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Our inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our business and operating results.

     We currently have limited resources to invest in the development and marketing of new products. If we do not substantially meet our operating plan, we may need to implement further cost reductions that could adversely affect our ability to develop and market new products.

There are risks associated with our acquisitions, potential acquisitions and joint ventures.

     An important element of our strategy is to seek acquisition prospects and joint venture opportunities that complement our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired all of the outstanding stock of Larscom on July 28, 2004, for approximately 5,946,897 shares of our common stock. We acquired all of the outstanding stock of XEL Communications, Inc. (“XEL”) on February 5, 2004, for approximately $17.65 million, consisting of $7.65 million in cash and a $10 million convertible promissory note. In July 2003, we acquired the Miniplex product line from Terayon for up to $982,000, plus the assumption of service and warranty obligations for the Miniplex product line, and agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. In January 2003, we acquired the net assets used in and directly relating to Polycom, Inc.’s line of NetEngine integrated access devices for up to $3 million, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities, any of which could have a material adverse effect on our business and operating results and/or the price of our common stock.

     Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. No assurance can be given as to our ability to successfully integrate the businesses, products, technologies or personnel acquired in past acquisitions or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. A failure to integrate the Larscom or XEL businesses or the Miniplex and NetEngine product lines or to integrate future potential acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Our results and performance are dependent on a limited customer base.

     A small number of customers have historically accounted for a majority of our sales, as well as the historical sales of XEL and Larscom. We expect a majority of future sales to continue to be from a small number of customers. While we are trying to diversify our customer base through the acquisitions of product lines and companies that have relationships with other customers, there can be no assurance that our strategy will be successful, and we may continue to experience quarter to quarter fluctuations based on the unpredictable ordering patterns of a limited customer base. There can be no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods, or that we will be able to obtain orders from new customers. The economic climate and conditions in the telecommunication equipment industry are expected to remain unpredictable in fiscal 2005, and possibly beyond.

     Sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which are subject to change on limited notice, in addition to the ebbs and flows in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both accelerations and slowdowns in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales were in the form of large orders with short delivery times to a limited number of customers, our backlog from the Larscom acquisition and consequently our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit or end purchases of our new products. In the event that we lose one or more of our large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above, or other unanticipated factors, our business and operating results would be materially adversely affected.

     As a result of the downturn in the telecommunications industry, many of our customers have experienced financial difficulties and have reduced their expenditures on capital equipment. The continued financial difficulties or failure of any of our major customers would have a material adverse effect on our business and operating results. One of our larger customers, MCI, filed for bankruptcy in 2002 and has only recently emerged from court protection, which could lead to a substantial loss in our customer base or further reorganizations, all of which could influence their order levels to us. Nortel Networks accounted for a majority of net sales in fiscal 2003 and approximately 30% of net sales in fiscal 2004. On a quarterly basis in fiscal 2004, net sales to Nortel Networks of legacy products accounted for as much as 54%, and as little as 16%, of our net sales in a particular quarter. We believe that Nortel Networks may place a last time buy order for AS 2000 products in the near future and we have been and are preparing for reduced legacy sales to Nortel Networks and other customers as well.

Our credit facility is secured by substantially all of our assets and includes a material adverse change provision.

     The lender under our credit facility received a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if there is an event of default under the credit facility, the lender under the credit facility would be entitled to foreclose on substantially all of our assets and liquidate these assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the lender under the credit facility would have a material adverse effect on our financial condition. The credit facility requires us, among other things, to meet certain financial covenant tests and limits our ability to incur additional indebtedness, incur liens, make investments, pay dividends or engage in acquisitions, assets sales, mergers or consolidations without the consent of the lender. The lender may accelerate and declare all outstanding borrowings under the credit facility immediately due and payable and/or exercise its rights to foreclose on the collateral if (1) we fail to meet our payment or other obligations under the loan documents, (subject to notice and an opportunity to cure with respect to covenant defaults that may be cured), (2) in the lender’s opinion, a material adverse change has occurred in the our business or financial condition, or (3) in the lender’s opinion, there is an impairment of the prospect of repayment of borrowings outstanding under the line of credit or material impairment of the value or priority of the collateral securing borrowings.

We may not realize the benefits of the Larscom acquisition.

     The integration of Verilink and Larscom will be complex, time consuming and expensive and may disrupt our business. Our company will need to overcome significant challenges in order to realize any benefits or synergies from the merger. These challenges include the timely, efficient and successful execution of a number of post-merger events, including:

•	integrating the operations and technologies of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating uniform standards, controls, procedures, policies and information systems.

     The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

•	the potential disruption of our combined company’s ongoing business and distraction of our management;

•	the potential strain on our combined company’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

•	the impairment of relationships with employees, suppliers and customers as a result of the integration of personnel and any reductions in force;

•	greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with the merger and the combined operations.

     We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate the operations, technology and personnel of Verilink and Larscom, or any significant delay in achieving integration, could have a material adverse effect on our company and, as a result, on the market price of our common stock.

The cost of the Larscom acquisition could harm our financial results.

     Verilink and Larscom incurred transaction costs of approximately $2 million in connection with the merger. If the benefits of the merger do not exceed the associated costs, including costs associated with integrating the two companies and dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be materially harmed.

There are risks associated with the convertible notes issued in the XEL acquisition.

     We issued a total of $10.48 million in convertible promissory notes in connection with our acquisition of XEL. Through May 12, 2004, $7,250,000 of these notes had been converted into common stock and $3,230,000 of the principal amount remains outstanding. The principal on the notes bears interest at 7% per annum, interest payable quarterly, and the entire outstanding principal becomes due and payable on February 5, 2006. The conversion price of the notes is $5.324 per share of our common stock. If a holder would receive net proceeds upon a sale of the underlying common stock in excess of what such holder would receive from us to liquidate the principal, we would expect that such holder would convert all or a portion of their note. If our common stock trades below the conversion price and continues to trade below that level, it would be more likely that we would have to pay the principal and accrued interest in cash on the maturity date of the notes. If we approach the maturity date without the holders converting their notes and if cash resources are insufficient to liquidate the notes, we may be forced to sell assets or seek additional equity or debt capital to satisfy our obligation. While we anticipate that cash on hand and cash from operations will be sufficient to make the quarterly interest payments, we cannot assure you that our cash flow and capital resources will be sufficient for payment of principal on the notes in the future or that any such alternative methods to raise the necessary capital would be successful or would permit us to meet our obligations. Furthermore, this outstanding obligation may limit our ability to borrow additional funds until the obligation is satisfied.

We are dependent on key personnel.

     Our future success will depend to a large extent on the continued contributions of our executive officers and key management, sales, and technical personnel. We are a party to agreements with our executive officers to help ensure the officer’s continual service in the event of a change-in-control. Each of our executive officers, and key management, sales and technical personnel would be difficult to replace. We implemented significant cost and staff reductions in recent years, which may make it more difficult to attract and retain key personnel. The loss of the services of one or more of our executive officers or key personnel, or the inability to attract qualified personnel, could delay product development cycles or otherwise could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key suppliers and the availability of components.

     We generally rely upon contract manufacturers to buy finished goods for certain product families and component parts that are incorporated into board assemblies used in our products. Additionally, Larscom generally does not have any long-term contracts with its suppliers and, in fact, as a result of its merger with VINA Technologies, Inc., Larscom has made a recent decision to place a majority of its business with a single contract manufacturer. It is possible that Larscom’s major contract manufacturer and other suppliers will not continue to be able and willing to meet Larscom’s future requirements. Furthermore, XEL relies on an original equipment manufacturer to produce one of its product lines. On-time delivery of our products depends upon the availability of components and subsystems used in our products. Currently, our third party sub-contractors and we depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We have historically obtained several components and licenses for certain embedded software from single or limited sources. There can be no assurance that these suppliers will continue to be able and willing to meet our third party subcontractors’ requirements for any such components. Our third party sub-contractors and we generally do not have any long-term contracts with such suppliers, other than software vendors. Any significant interruption in the supply of, or degradation in the quality of, any such item could have a material adverse effect on our results of operations. Any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of us or our third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon our business, financial condition and results of operations.

     The loss of any of our outside contractors could cause a delay in our ability to fulfill orders while we identify a replacement contractor. Because the establishment of new manufacturing relationships involves numerous uncertainties, including those relating to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery, we are unable to predict whether such relationships would be on terms that we would regard as satisfactory. Any significant disruption in our relationships with our manufacturing sources would have a material adverse effect on our business, financial condition and results of operations.

     Purchase orders from our customers frequently require delivery quickly after placement of the order. As we do not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. We use internal forecasts to manage our general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, we may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices or termination of contracts. From time to time, we have experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are subject to significant quarter to quarter fluctuations.

     Historically, our sales are subject to quarterly and annual fluctuations due to a number of factors resulting in variability in our quarter-to-quarter sales and operating results. For example, sales to Nortel Networks during fiscal 2004 varied between quarters by as much as $2 million. Our ability to affect and judge the timing of individual customer orders is limited. The large fluctuations in sales from quarter-to-quarter could be due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. Our sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment or service deployment projects. We have experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

     Delays or lost sales can be caused by other factors beyond our control, including late deliveries by the third party subcontractors we are using to outsource our manufacturing operations (as well as by other vendors of components used in a customer’s system), changes in implementation priorities, slower than anticipated growth in demand for the services that our products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. We believe that sales in the past have been adversely impacted by merger activities by some of our top customers. In addition, we have experienced delays as a result of the need to modify our products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect our business, financial condition and results of operations.

     Our backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for that quarter. To achieve our sales objectives, we are dependent upon obtaining orders in a quarter for shipment in that quarter. Furthermore, our agreements with certain of our customers typically provide that they may change delivery schedules and cancel orders within specified timeframes, typically up to 30 days prior to the scheduled shipment date, without significant penalty. Our customers have in the past built, and may in the future build, significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels could lead to reductions in purchases in certain periods. These reductions, in turn, could cause fluctuations in our operating results and could have an adverse effect on our business, financial condition and results of operations in the periods in which the inventory is reduced.

     Operating results may also fluctuate due to a variety of factors, particularly:

•	delays in new product introductions;

•	market acceptance of new or enhanced versions of our products;

•	changes in the product or customer mix of sales;

•	changes in the level of operating expenses;

•	competitive offerings and pricing actions;

•	the gain or loss of significant customers;

•	increased research and development and sales and marketing expenses associated with new product introductions; and

•	general economic conditions.

     All of the above factors are difficult for us to forecast, and these or other factors can materially and adversely affect our business, financial condition and results of operations for one quarter or a series of quarters. Our expense levels are based in part on our expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to our expectations or any material delay of customer orders could have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis. In addition, we have had in the past, and may have in the future, quarterly operating results below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

     Additionally, since the sales cycles for Larscom’s products have historically been long and unpredictable, Larscom has had difficulty predicting future revenue and as a result, our operating results may fluctuate significantly. A customer’s decision to purchase Larscom’s products often involved a significant commitment of its resources and a lengthy evaluation and product qualification process. Larscom’s sales cycles have varied from a few months to over a year. As a result, Larscom incurred substantial sales and marketing expenses and expended significant management effort without any assurance of a sale. A long sales cycle also subjected Larscom to other risks, including customer’s budgetary constraints, internal acceptance review and order reductions and cancellations. Even after deciding to purchase Larscom’s products, Larscom’s customers often deployed Larscom’s products slowly.

Our stock price has and may continue to be subject to large fluctuations.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many technology companies and which have often been unrelated to the operating performance of such companies. Specific factors applicable to us or broad market fluctuations may materially adversely affect the market price of our common stock. We have experienced significant fluctuations in our stock price and share trading volume in the past and may continue to do so.

The telecommunications equipment market is highly competitive with intense price pressure.

     The market for telecommunications network access equipment addressed by our Larscom, 3000 Series and 8000 Series IADs, AS2000, WANsuite and XEL product families can be characterized as highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements and the entrance of low cost manufacturers. The market for our PRISM and Miniplex product lines can be characterized as declining over the long term. The technology is not considered new and the market has experienced decline in recent years.

     Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to our current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco Systems, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to our products and planned products, our business, financial condition and results of operations could be materially adversely affected.

     In addition, our products compete primarily with Adtran, Carrier Access, Kentrox, Cisco Systems, Alcatel, RAD, Telco Systems, ADC, Charles Industries, General Datacomm, GoDigital Networks, Fujitsu, Lucent Technologies, Quick Eagle Networks and Paradyne. As a result of our acquisition of Larscom, we compete to a lesser extent with other telecommunications equipment companies. Many of our competitors have more broadly developed distribution channels and have made greater advances than we have in emerging technologies. Cisco Systems, Lucent Technologies and Alcatel are three of the largest communications equipment companies in the world.

     Many of our current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than us. In addition, many of our competitors have long-established relationships with network service providers. There can be no assurance that we will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

The telecommunications equipment market was in an extended downturn and recovery may be delayed.

     The downturn in the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, negatively affected demand for the products of Verilink and Larscom. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market also experienced reduced demand. This decreased demand led to fluctuating order forecasts from some of the customers of Verilink and Larscom. While events have indicated that a general economic recovery may be underway, conditions in the telecommunications industry remain challenging. The difficult financial position of many of our customers resulting from the prolonged downturn may delay the timing of order increases for our products, if at all.

The telecommunications equipment market is subject to rapid technological change.

     The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. This will require the timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. We may need to supplement our internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, ISDN, Frame Relay, ATM and IP.

     Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that we manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance. In the past, some of the products Larscom had planned and introduced have not met its sales expectations. Our business, financial condition and results of operations would be materially adversely affected if we were to be unsuccessful, or to incur significant delays in developing and introducing such new products or enhancements.

     As a result of the Larscom acquisition, our business could be materially and adversely affected by shifts in the use of technology common throughout the industry today. Three shifts affecting Larscom’s products and industry are: the integration of CSU/DSU technology into routers and switches, a move from T1/E1 services to more Ethernet-based services and the increase in demand for more managed, customer-premise-based services. The failure to accommodate these shifts in technology could impact sales of our products and have a material adverse affect on our business and operating results.

The telecommunications equipment market requires regulatory compliance and compliance with evolving standards.

     The market for our products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of our products. Standards for new services such as Voice over IP, Frame Relay, performance monitoring services and DSL have evolved, such as the G.SHDSL standard. As standards continue to evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of our products, which could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our continuing entry into international markets.

     We have limited experience in the international markets, but with the acquisition of the NetEngine products in January 2003, we began expanding sales of our products outside of North America and are entering certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any of our sales are denominated in foreign currency, our sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell our products internationally, we must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the United States could delay or preclude our marketing and sales efforts in such countries, which could have a material adverse effect on our business, financial condition and results of operations.

The telecommunications equipment market is subject to third party claims of infringement.

     The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have not conducted a formal patent search relating to the technology used in our products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to our products. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to us if we discover third party patents related to our software products or if such patents are asserted against us in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into our products.

     We may receive communications from third parties asserting that our products infringe or may infringe the proprietary rights of third parties. In our distribution agreements, we typically agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. In the event of a successful claim against us and the failure of us to develop or license a substitute technology, our business, financial condition and results of operations could be materially adversely affected.

There are limitations on our ability to protect our intellectual property.

     We rely upon a combination of patent, trade secret, copyright, and trademark laws and contractual restrictions to establish and protect proprietary rights in our products and technologies. We have been issued certain U.S. and Canadian patents with respect to limited aspects of our single purpose network access technology. We have not obtained significant patent protection for our Access System or WANsuite technologies. There can be no assurance that third parties have not or will not develop equivalent technologies or products without infringing our patents or that a court having jurisdiction over a dispute involving such patents would hold our patents valid, enforceable and infringed. We also typically enter into confidentiality and invention assignment agreements with our employees and independent contractors, and non-disclosure agreements with our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business, financial condition and results of operations could be materially adversely affected. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus, make the possibility of misappropriation of our technology and products more likely.

We have not conducted a formal patent search relating to the technology used in its products.

     From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Since patent applications in the U.S. are not publicly disclosed immediately, applications that we do not know about may have been filed by our competitors, which could relate to our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we may be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have an adverse impact on our business and operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     At July 2, 2004, the Company did not have any market risk related to an investment portfolio. The Company invests cash balances in excess of operating requirements in short-term securities with maturities of 90 days or less.

     The Company is subject to interest rate risks on its long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 2, 2004, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Verilink Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiaries at July 2, 2004 and June 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has uncertain revenue streams and a low level of liquidity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Notes 1 and 8 to the consolidated financial statements, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, effective June 29, 2002.

PricewaterhouseCoopers LLP
Birmingham, Alabama
October 1, 2004

VERILINK CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	July 2,	June 27,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,448	$8,503
Short-term investments	—	101
Accounts receivable, net of allowance for doubtful accounts of $536 and $532, respectively	7,881	3,621
Inventories, net	6,010	2,296
Other current assets	941	319

Total current assets	18,280	14,840
Property held for lease, net	6,269	6,462
Property, plant and equipment, net	1,381	1,350
Restricted cash	—	1,000
Notes receivable, net of allowances of $66 and $421, respectively	—	—
Goodwill, net	9,887	—
Other intangible assets, net	9,182	2,132
Other assets	1,139	525

	$46,138	$26,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$2,046	$—
Current portion of long-term debt and capital lease obligations	487	730
Accounts payable	6,229	1,558
Accrued expenses	5,592	4,373
Accrued purchase consideration	1,148	1,800

Total current liabilities	15,502	8,461
Long-term debt and capital lease obligations, less current portion	3,261	3,749
Convertible notes, net	3,001	—

Total liabilities	21,764	12,210

Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000 shares authorized; 16,777 and 14,671 shares issued and outstanding in 2004 and 2003, respectively	168	147
Additional paid-in capital	59,532	51,100
Deferred compensation	(520)	—
Notes receivable from stockholder	—	(2,375)
Accumulated other comprehensive loss	(39)	(32)
Accumulated deficit	(34,767)	(34,741)

Total stockholders’ equity	24,374	14,099

	$46,138	$26,309

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Net sales	$46,183	$28,104	$23,413
Cost of sales	26,466	13,939	15,397

Gross profit	19,717	14,165	8,016

Operating expenses:
Research and development	6,876	3,985	5,505
Selling, general and administrative	13,151	7,586	14,581
Restructuring	390	—	—
In-process research and development	—	316	—
Impairment of long-lived assets	—	—	5,379

Total operating expenses	20,417	11,887	25,465

Income (loss) from operations	(700)	2,278	(17,449)
Interest and other income, net	927	656	503
Interest expense	(253)	(181)	(294)

Income (loss) before provision for income taxes	(26)	2,753	(17,240)
Provision for income taxes	—	—	—

Net income (loss) before cumulative change in accounting principle, relating to goodwill	(26)	2,753	(17,240)
Cumulative effect of change in accounting principle, relating to goodwill	—	(1,233)	—

Net income (loss)	$(26)	$1,520	$(17,240)

Net income (loss) per share, basic and diluted:
Net income (loss) before cumulative change in accounting principle, relating to goodwill	$0.00	$0.18	$(1.09)
Cumulative effect of change in accounting principle, relating to goodwill	—	(0.08)	—

Net income (loss)	$0.00	$0.10	$(1.09)

Weighted average shares outstanding:
Basic	15,170	14,871	15,816

Diluted	15,170	15,294	15,816

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$(26)	$1,520	$(17,240)
Foreign currency translation adjustments	(7)	(2)	(12)
Unrealized loss on marketable equity securities	—	(5)	(7)

Comprehensive income (loss)	(33)	$1,513	$(17,259)

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(26)	$1,520	$(17,240)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,023	1,341	3,363
Compensation expense related to stock awards	1,000	—	—
Amortization of deferred compensation	516	—	—
In process research and development	—	316	—
Impairment of long-lived assets	—	—	5,379
Research and development expenses related to Beacon Telco	—	—	(583)
Loss on retirement of property, plant and equipment	13	—	10
Accrued interest on notes receivable from stockholders, net	(293)	(422)	315
Cumulative effect of change in accounting principle, relating to goodwill	—	1,233	—
Changes in assets and liabilities:
Accounts receivable, net	(2,083)	424	(557)
Inventories, net	117	(1,050)	2,155
Other assets	(1,155)	(130)	449
Accounts payable	(163)	113	(866)
Accrued expenses	894	672	(694)

Net cash provided by (used in) operating activities	843	4,017	(8,269)

Cash flows from investing activities:
Purchases of property, plant and equipment	(600)	(602)	(340)
Decrease in restricted cash	1,000	—	—
Sale (purchase) of short-term investments	101	497	(82)
Payments related to product line acquisitions	(1,395)	(1,200)	—
Acquisition of XEL Communications, Inc., net of cash acquired	(7,612)	—	—
Proceeds from the repayment of notes receivable	240	260	150

Net cash used in investing activities	(8,266)	(1,045)	(272)

Cash flows from financing activities:
Proceeds from bank credit agreement	2,046	—	—
Payments on long-term debt and capital lease obligations	(731)	(724)	(719)
Proceeds from issuance of Common Stock under stock plans	1,060	4	11
Repurchase of Common Stock	—	(49)	(332)
Proceeds from repayment of notes receivable from stockholder	—	675	9

Net cash provided by (used in) financing activities	2,375	(94)	(1,031)

Change in other comprehensive loss	(7)	(5)	(17)

Net increase (decrease) in cash and cash equivalents	(5,055)	2,873	(9,589)
Cash and cash equivalents at beginning of year	8,503	5,630	15,219

Cash and cash equivalents at end of year	$3,448	$8,503	$5,630

(continued on next page)

VERILINK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued from previous page)
(in thousands)

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Supplemental disclosures:
Cash paid for interest	$254	$181	$272
Cash paid for income taxes	$89	$17	$7
Non-cash investing activities:
Convertible notes issued in acquisition of XEL Communications, Inc.	$10,480	—	—
Non-cash financing activities:
Common stock issued in connection with note conversion	$7,250	—	—
Repayment of notes receivable from stockholder with Common Stock	$2,428	$341	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Notes	Accumulated
	Common Stock		Additional Paid-in	Deferred	Receivable from	Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Compensation	Stockholder	Loss	(Deficit)	Total
Balance at June 29, 2001	15,740	$157	$51,530	$—	$(3,060)	$(6)	$(19,021)	$29,600
Issuance of Common Stock under stock plans	5	—	11	—	—	—	—	11
Issuance of Common Stock under Warrant agreement	200	2	265	—	—	—	—	267
Retirement of treasury stock	(948)	(9)	(323)	—	—	—	—	(332)
Accrued interest on notes receivable from stockholder	—	—	—	—	(179)	—	—	(179)
Repayment of notes receivable from stockholder	—	—	—	—	9	—	—	9
Unrealized loss on marketable equity securities	—	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustment	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(17,240)	(17,240)

Balance at June 28, 2002	14,997	150	51,483	—	(3,230)	(25)	(36,261)	12,117
Issuance of Common Stock under stock plans	14	—	4	—	—	—	—	4
Purchase and retirement of treasury stock	(340)	(3)	(387)	—	—	—	—	(390)
Accrued interest on notes receivable from stockholder	—	—	—	—	(161)	—	—	(161)
Repayment of notes receivable from stockholder	—	—	—	—	1,016	—	—	1,016
Unrealized loss on marketable equity securities	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—		1,520	1,520

Balance at June 27, 2003	14,671	147	51,100	—	(2,375)	(32)	(34,741)	14,099
Issuance of Common Stock under stock plans	751	8	1,646	(200)	—	—	—	1,454
Issuance of Common Stock not under a stock plan	338	3	1,797	(800)	—	—	—	1,000
Retirement of treasury stock received in payment of stockholder notes	(343)	(3)	(2,284)	—	2,287	—	—	—
Shares issued on note conversion	1,362	13	7,237	—	—	—	—	7,250
Amortization of deferred compensation	—	—	43	473	—	—	—	516
Forfeiture of restricted stock awards	(2)	—	(7)	7	—	—	—	—
Accrued interest on notes receivable from stockholders	—	—	—	—	(53)	—	—	(53)
Repayment of notes receivable from stockholder	—	—	—	—	141	—	—	141
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(26)	(26)

Balance at July 2, 2004	16,777	$168	$59,532	$(520)	$—	$(39)	$(34,767)	$24,374

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

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. The auditor’s report on the Company’s financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Sales of legacy products to the Company’s largest customer in fiscal 2004 declined from 54% of net sales in the first quarter of fiscal 2004 to 16% of net sales in the fourth quarter of fiscal 2004, and are expected to significantly decline in the first quarter of fiscal 2005. The Company believes that this customer may place a last time buy order in the near future for the legacy product accounting for substantially all of recent sales to the customer. Liquidity would be further limited if the Company’s line of credit with RBC were to be accelerated or becomes unavailable.

      The Company has been and continues to prepare for reduced legacy sales through its recent acquisitions, investment in next generation broadband access products, and the alignment of its operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary. The Company believes that its cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund its operations and contractual obligations through fiscal 2005 based on management’s current operating plan, although no such assurance can be given. If the Company does not substantially meet management’s current operating plan, then the Company may implement additional cost containment measures, or may need to seek additional financing or seek to renegotiate its contractual obligations. While the Company does not believe it will need to seek additional financing in the near term, the sale of additional equity or debt securities could result in additional dilution to the Company’s stockholders. Arrangements for additional financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all.

Basis of presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United States, Canada, Mexico and Great Britain. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign currency

     The functional currency of the Company’s foreign subsidiaries is the local currency. The balance sheet accounts of foreign subsidiaries are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders’ equity and to date have not been material. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

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

Accounts Receivable

     Accounts receivable from customers are stated net of an allowance for doubtful accounts. The Company estimates losses resulting from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions made regarding the customer’s ability and intent to pay are based on historical trends, general economic conditions and current customer data.

Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

Fair value of financial instruments

     The carrying amounts of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable, and accrued expenses, as presented in the financial statements, approximate fair value based on the short-term nature of these instruments. The fair value of the Company’s note payable to bank and long-term debt is determined based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Property Held for Lease

     Property held for lease is carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which are 25 years for the building and generally five years for the other assets. Rental income from this property is recorded on a monthly basis in accordance with the lease terms. Initial direct costs are deferred and matched against rental income over the initial term of the lease (see Note 7).

Property, plant and equipment

     Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are two to five years for furniture, fixtures and office equipment, and five years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining lease term. Depreciation expense was $997,000, $857,000 and $2,591,000 for fiscal 2004, 2003 and 2002, respectively. Maintenance and repairs are charged to operations as incurred. Upon sale, retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts. The Company performs reviews of estimated future cash flows expected to result from the use of property, plant and equipment to determine the impairment of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (See Note 9).

Long-Lived Assets

     The Company reviews long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during 2004 or 2003. During 2002, the Company recorded impairment losses related to property, plant and equipment and other long-lived assets of $4,811,000 (see Note 9).

Goodwill

     The Company records goodwill when the cost of an acquired entity exceeds the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value (See Note 8).

Other intangible assets

     Other intangible assets are amortized on a straight-line basis over the estimated economic lives, which range from three to fifteen years. Other intangible assets are reviewed for impairment on an undiscounted cash flow basis, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no such losses recognized during fiscal 2004, 2003 or 2002.

Liability for Warranty Returns

     The Company warrants its products for a five-year period, except for XEL products which generally provide a warranty period of one year or longer as required by contract. The Company accrues for warranty returns at cost to repair or replace products. The liability for warranty returns totaled $1,192,000 and $1,374,000 at July 2, 2004 and June 27, 2003, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets (see Notes 6 and 11).

Revenue recognition

     The Company recognizes a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from separately priced extended warranty and service programs is deferred and recognized over the respective service or extended warranty period when the Company is the obligor. The Company accrues related product return reserves and warranty costs at the time of the sale.

     The following table summarizes the percentage of total sales for customers accounting for more than 10% of the Company’s sales:

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Nortel Networks	30%	51%	36%
Verizon	28%	—	—
Interlink Communication Systems, Inc.	—	11%	15%

Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits the amount of investment exposure to any one financial institution and financial instrument. The Company’s trade accounts receivables are derived from sales to customers primarily in North America and Europe. The Company performs credit evaluations of its customers’ financial condition and requires no collateral from its customers. The Company maintains reserves for potential credit losses based upon the expected collectability of the accounts receivable.

     The following table summarizes accounts receivable from customers comprising 10% or more of the Company’s gross accounts receivable balance as of the dates indicated:

	July 2,	June 27,	June 28,
	2004	2003	2002
Verizon	29%	—	—
Lucent Technologies	18%	—	—
Nortel Networks	15%	61%	69%

Research and development costs

     Research and development costs are expensed as incurred. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established, which the Company defines as the completion of a working model, and prior to the date the product is generally available for sale. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs. During fiscal 2004, 2003 and 2002, total research and development expenditures were $6,876,000, $3,985,000 and $5,505,000, respectively.

Income taxes

     The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred income tax liability or asset, net of valuation allowance, is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. The Company and its subsidiaries file a consolidated federal income tax return. Consolidated federal income taxes are allocated to appropriate subsidiaries using the separate return method.

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

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under its stock option plan, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below for the years ended July 2, 2004, June 27, 2003 and June 28, 2002, respectively (in thousands, except per share amounts):

	2004	2003	2002
Net income (loss), as reported	$(26)	$1,520	$(17,240)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	943	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,867)	(120)	(156)

Pro forma net income (loss)	$(950)	$1,400	$(17,396)

Earnings (loss) per share:
Basic, as reported	$0.00	$0.10	$(1.09)
Basic, pro forma	$(0.06)	$0.09	$(1.10)
Diluted, as reported	$0.00	$0.10	$(1.09)
Diluted, pro forma	$(0.06)	$0.09	$(1.10)

     In fiscal 2004, the Company recorded deferred compensation expense of $43,000 in connection with the grant of stock options to certain employees in California who joined the Company as part of the NetEngine acquisition in January 2003. Although the Company planned to award these options promptly upon completion of the Net Engine acquisition, regulatory permits necessary to grant options to California residents were not obtained until August 2003, at which point the fair market value of the common stock had increased. The Company therefore issued these options at less than fair market value as of the date of grant and provided a fixed cash award totaling $126,000 that is contingent upon the exercise of the underlying stock option award. During fiscal 2004, the Company recognized total compensation expense of $60,000 related to these options. The deferred compensation and fixed cash award are charged to expense over the vesting period of the underlying options. At July 2, 2004, the remaining deferred compensation totaled $28,000.

     As discussed in Note 2 below, the Company issued 187,826 shares of common stock to certain XEL employees in connection with this acquisition and recorded a charge to compensation expense in the amount of $1 million. Additionally, the Company issued 187,826 shares of restricted common stock to certain employees of XEL and recorded deferred compensation of $1 million, which will be charged to expense over the three year vesting period. In the event the employees who received the restricted common stock are terminated by the Company, or resign for good cause as defined in the restricted stock award, then the restricted shares will vest as of the termination date and the remaining deferred compensation will be charged to expense. During fiscal 2004, the Company recognized total compensation expense of $501,000 related to these options. At July 2, 2004, the remaining deferred compensation totaled $492,000.

     The pro forma amounts reflected in the table above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the weighted-average assumptions shown in the table below. The weighted average estimated grant date fair value, as defined by SFAS No. 123, of options granted during fiscal 2004, 2003 and 2002 under the Company’s stock option plan was $3.46, $0.86 and $0.48, respectively.

	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	148%	156%	124%
Risk free interest rate	2.41%	1.99%	3.34%
Expected life (years)	3.47	2.67	2.56

Earnings (loss) per share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and stock warrants under the treasury method. The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the past three fiscal years (in thousands, except per share amounts):

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Net income (loss)	$(26)	$1,520	$(17,240)

Weighted average shares outstanding:
Basic	15,170	14,871	15,816
Effect of potential common stock from the exercise of stock options	—	423	—

Diluted	15,170	15,294	15,816

Basic earnings (loss) per share	$0.00	$0.10	$(1.09)

Diluted earnings (loss) per share	$0.00	$0.10	$(1.09)

Number of option shares excluded from computation of diluted earnings (loss) per share because their effect is anti-dilutive	3,956	1,385	4,266

     Restricted common stock outstanding issued to employees as of July 2, 2004 totaling 186,416 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

     Potential common shares from conversion of the convertible notes totaling 606,687 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Comprehensive income (loss)

     Comprehensive income (loss) consists of net income (loss), unrealized gains/losses on available-for-sale securities, and gains or losses on the Company’s foreign currency translation adjustments, and is presented in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Interest and other income, net

     Interest and other income includes income from interest, rental property held for lease, net of expenses, forgiveness of convertible note, and other miscellaneous income and expenses.

Recently issued accounting pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. SFAS No. 150 does not currently impact the Company’s financial statements.

     On January 15, 2003, the FASB completed its re-deliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable

Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not currently impact the Company’s financial statements.

Note 2 — Acquisition of XEL Communications, Inc.

     On February 5, 2004, the Company acquired all of the outstanding stock of XEL Communications, Inc. (“XEL”) for up to $17,650,000 in consideration consisting of $7,650,000 paid in cash at closing and $10,000,000 in the form of a note which may be converted into common stock of the Company at a conversion price of $5.324 per share. The convertible promissory note earns interest at a rate of 7% per annum and matures February 5, 2006. The holder may convert the note in whole or in increments of at least $1,000,000 into common stock of Verilink. The results of operations of XEL have been included in the consolidated financial statements since February 5, 2004. XEL provides a total telecommunications business solution including equipment, project management, engineering and installation services to large domestic carriers for the delivery of integrated voice, data and Internet services for small and medium businesses.

     The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but is included in our annual review of goodwill for impairment. Acquisition costs include $480,000 paid to a financial adviser of the Company, which was paid in the form of a convertible note with the same terms as the $10,000,000 note discussed above. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$7,650
Convertible note issued	10,000
Acquisition costs	760

Total purchase consideration	$18,410

     The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed. The purchase price allocation is as follows (in thousands, except years):

	Purchase Price	Amortization
	Allocation	Life
Tangible assets	$6,627	various
Goodwill	9,887	—
Developed technology	685	7 years
Customer relations	5,096	15 years
Trademarks	1,416	10 years
Liabilities assumed	(5,301)	—

Total purchase consideration	$18,410

     The acquisition was funded through available cash and the issuance of the convertible notes discussed above. On May 11, 2004, the holder of a $10,000,000 convertible promissory note issued in connection with the acquisition of XEL elected to convert $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of common stock of the Company. The conversion notice was provided to the Company pursuant to the terms of the note.

     Pro Forma Financial Information – The following unaudited pro forma summary combines the results of the Company as if the acquisition of XEL had occurred at the beginning of each period presented. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts).

	Fiscal Year Ended
	July 2,	June 27,
	2004	2003
Net sales	$60,126	$47,696
Net income (loss) before cumulative change in accounting principle, relating to goodwill	(993)	2,002
Net income (loss)	(993)	769
Earnings (loss) per share, basic	$(0.07)	$0.05

Earnings (loss) per share, diluted	$(0.07)	$0.05

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

Note 3 — Acquisition of Miniplex Product Line

     On July 22, 2003, the Company acquired the fixed assets and intellectual property rights relating to Terayon Communication System, Inc.’s Miniplex product line for telecom carriers for up to $868,000, plus the assumption of certain liabilities. Per the acquisition agreement, the Company paid Terayon $443,000 at the closing of the agreement and will pay up to an additional $425,000 based on the sale of Miniplex products through December 31, 2004 (the “Earn-Out Period”). The Company will make quarterly payments to Terayon during the Earn-Out Period at the rate of 4.6% of net sales of Miniplex products, provided, however, that the maximum payments will not exceed $425,000 or be less than $300,000. In addition to the purchase consideration, the Company agreed to purchase Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. The Company has purchased $996,000 of this Miniplex inventory from Terayon and the remaining purchase commitment of $1,104,000 is included in inventories and accounts payable on the consolidated balance sheet as of July 2, 2004.

     The purchase price was allocated to the individual assets acquired based on the relative fair value of the assets acquired and liabilities assumed. A summary of the total purchase consideration is as follows (in thousands):

Cash paid at closing	$443
Quarterly payments	161
Remaining estimated purchase price obligation	139
Transaction costs	50
Assumed liabilities	114

Total purchase consideration	$907

     The purchase consideration was allocated to the estimated fair values of the assets acquired. The purchase price allocation is as follows (in thousands):

	Purchase Price	Amortization
	Allocation	Life
Tangible assets	$29	various
Developed technology	134	3 years
Customer relations	716	4 years
Trademarks	28	4 years

Total purchase consideration	$907

     The acquisition was funded through available cash. The remaining estimated purchase price obligation is included in accrued purchase consideration on the consolidated balance sheet as of July 2, 2004.

Note 4 — Restructuring Charge

     In March 2004, the Company announced its plans to consolidate certain manufacturing and administrative activities in Aurora, Colorado with its operations in Madison, Alabama. The Company recorded a pretax restructuring charge of $390,000 in the consolidated statement of operations in connection with these restructuring activities which include severance and other termination benefits. This will result in a reduction in workforce of approximately 17 employees, or 10% of the Company’s total workforce. No payments or charges to the restructuring reserve were made during the current quarter. The Company expects to complete these consolidation activities during the first quarter of fiscal 2005.

Note 5 — Restricted Cash and Short-Term Investments

     As of June 27, 2003, the Company had total restricted cash in the form of certificates of deposit totaling $1,000,000, which was held by the lender as additional collateral on long-term debt as discussed in Note 13 below. In June 2004, all restrictions on cash were released by the lender of the long-term debt.

     The Company’s short-term investments at June 27, 2003 consisted primarily of certificate of deposits and were stated at fair value in the consolidated balance sheet.

Note 6 — Balance Sheet Components

	July 2,	June 27,
	2004	2003
	(in thousands)
Inventories:
Raw materials	$5,828	$3,159
Work-in-process	140	32
Finished goods	2,161	1,813
Miniplex inventory purchase commitment	1,104	—

	9,233	5,004
Less: Inventory reserves	(3,316)	(2,708)

Inventories, net	$5,917	$2,296

Property, plant and equipment:
Furniture, fixtures and office equipment	$6,558	$6,293
Machinery and equipment	4,384	3,850
Leasehold improvements	207	193
Projects in progress	15	2

	11,164	10,338
Less: Accumulated depreciation	(9,783)	(8,988)

Property, plant and equipment, net	$1,381	$1,350

Accrued expenses:
Compensation and related benefits	$1,474	$1,113
Warranty liability	1,192	1,374
Severance accrual	729	196
Right of return accrual	313	382
Deferred revenue	799	452
Secured borrowing accrual	164	164
Other	921	692

Accrued expenses	$5,592	$4,373

Note 7 — Property Held for Lease

     The Company owns a facility in Huntsville, Alabama located at 950 Explorer Boulevard. In August 2002, the Company entered into an agreement with The Boeing Company (“Boeing”) to lease this facility through November 2007. The lease allows Boeing the option of terminating the lease at the end of the 40th month, but also provides an option for Boeing to extend the lease term for five additional two-year periods. Rental income for the fiscal years ended July 2, 2004 and June 27, 2003 totaled $785,000 and $720,000, respectively.

     Property held for lease consists of the following at July 2, 2004 and June 27, 2003 (in thousands):

	July 2,	June 27,
	2004	2003
Land	$1,400	$1,400
Building and improvements	5,462	5,462
Machinery and equipment	44	44

	6,906	6,906
Less: Accumulated depreciation	(637)	(444)

Property held for lease, net	$6,269	$6,462

     Future minimum rental income on this operating lease over the non-cancelable period as of July 2, 2004 is as follows (in thousands):

Fiscal years ending June:
2005	$785
2006	327

$1,112

Note 8 –Goodwill and Other Intangible Assets

     Acquired other intangible assets subject to amortization are as follows (in thousands):

	July 2, 2004		June 27, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Costs	Amortization	Costs	Amortization
Customer relations	$8,556	$2,117	$2,744	$1,472
Developed technology	2,390	1,105	1,572	808
Trademarks	1,549	91	104	8

	$12,495	$3,313	$4,420	$2,288

     Amortization expense relating to goodwill (fiscal 2002 only) and other intangible assets was $1,026,000, $484,000 and $772,000 for fiscal 2004, 2003 and 2002, respectively. The approximate future annual amortization for other intangible assets is as follows (in thousands):

Fiscal years ending June:
2005	$1,254
2006	$1,254
2007	$1,125
2008	$819
2009	$717

     The following table represents the impact on net income (loss) and basic and diluted earnings (loss) per share amounts from the reduction of amortization of goodwill as if SFAS No. 142, Goodwill and Other Intangible Assets, was adopted at the beginning of fiscal 2003 (in thousands, except per share amounts):

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Reported net income (loss)	$(26)	$1,520	$(17,240)
Add back: goodwill and assembled work force amortization	—	—	370

Adjusted net income (loss)	$(26)	$1,520	$(16,870)

Reported basic and diluted earnings (loss) per share	$0.00	$0.10	$(1.09)
Add back: goodwill and assembled work force amortization per share	—	—	0.02

Diluted earnings (loss) per share	$0.00	$0.10	$(1.07)

     In accordance with SFAS No. 142, the Company completed a transitional impairment test of all goodwill and intangible assets as of July 29, 2002. The test concluded that goodwill was impaired. A transitional impairment loss of $1,232,900 was recorded in fiscal 2003 as a cumulative change in accounting principle in the consolidated statement of operations for the year ended June 27, 2003. Additionally, the Company performed an annual impairment test of goodwill in the fourth quarter of 2004 as prescribed by this standard. The test in the fourth quarter of fiscal 2004 concluded that there had been no impairment of goodwill and that no adjustment was required.

     During fiscal 2002, the Company completed a review of its goodwill and other intangible assets acquired in connection with a November 1998 acquisition. The review was performed in accordance with SFAS No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets. In completing this review, goodwill was allocated to the separately identifiable intangible assets, which include developed technology, customer list and assembled work force, on a pro rata basis using the relative fair values of these identifiable intangible assets at the date of acquisition. A cost approach was used to evaluate the assembled work force. Due primarily to staff reductions, the carrying value of the assembled work force, including a pro rata portion of goodwill, exceeded the estimated value by $568,000 and an impairment charge equal to this amount was recorded.

Note 9 — Impairment of Long-lived Assets

     During fiscal 2002, the Company completed a review of certain long-lived assets due to uncertainty in the general business environment, particularly the telecommunication markets, and made the decision to sell specific assets and outsource certain administrative support functions to reduce operating expenses. As a result of this review, the Company recorded a charge in fiscal 2002 of $4,811,000 for impairment of certain long-lived assets. This impairment includes charges related to the Company’s facility located in Huntsville, Alabama at 950 Explorer Boulevard, furniture and equipment of $3,898,000, an investment in a software development company of $750,000, and software licenses of $163,000.

Note 10 — Transfer of Financial Assets

     During fiscal 2003, the Company entered into Assignment of Claim agreements whereby certain pre-bankruptcy accounts receivable due from WorldCom, Inc. (“WorldCom”) were sold, transferred and assigned to third parties subject to recourse under certain conditions, which would require the Company to repurchase the WorldCom receivables from the purchasers plus interest at seven percent. The Company provided an allowance against these receivables during fiscal 2002, which are reflected in the financial statements with a zero carrying value. The amount received under these agreements of $164,000 has been recorded as a secured borrowing and is included in accrued expenses in the consolidated balance sheets as of July 2, 2004 and June 27, 2003. The Company will continue to include the amount received in accrued expenses until all conditions that would require repurchase have lapsed, at which point, the amount will be recorded as a credit to bad debt expense in the consolidated statement of operations.

Note 11 — Warranty Liability

     The Company records a warranty provision at the time of each sale. The Company generally warrants its products for a five-year period, except for XEL products which generally provide a warranty period of one year or longer as required by contract. A reconciliation of the changes in warranty liability for the fiscal years ended July 2, 2004 and June 27, 2003, respectively, is as follows (in thousands):

	Fiscal Year Ended
	July 2,	June 27,
	2004	2003
Balance as of beginning of fiscal year	$1,374	$920
Additions:
Accruals for product warranties issued during the period	212	282
Assumed in acquisition	60	286
Change in estimate adjustment	(200)	—
Less settlements charged against the liability	(254)	(114)

Balance as of end of fiscal year	$1,192	$1,374

Note 12 — Note Payable to Bank

     In April 2004, the Company obtained a $5,000,000 revolving line of credit with RBC Centura Bank (“RBC”) with borrowings subject to eligible accounts as defined in the loan and security agreement. As of July 2, 2004, borrowings of $2,046,000 were outstanding under the Company’s revolving line of credit with RBC. The agreement is scheduled to expire in April 2005 and is renewable at the bank’s option. The interest on outstanding borrowings is at a rate of 250 basis points over the 30 day London inter-bank offered rate. All of the Company’s assets as of July 2, 2004, other than the property subject to lease and restricted cash, are pledged as collateral securing amounts outstanding under this line.

     The loan and security agreement requires the Company to maintain, as of the last day of each fiscal quarter, (i) a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by the Company to RBC of at least 2:1, and a (ii) a tangible net worth, as defined in the agreement, of at least $7,000,000. The Company complied with these financial requirements as of July 2, 2004. For purposes of the loan and security agreement, “tangible net worth” refers to the Company’s stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes issued in connection with the acquisition of XEL, less intangibles. The terms of RBC’s consent to the Larscom merger provide that the RBC shall have the right to require the Company to enter into an amendment to the loan and security agreement whereby the tangible net worth requirement may be increased to an amount determined by RBC in its reasonable discretion, not to exceed the increased tangible net worth of the Company actually resulting from the merger. The loan and security agreement also requires the Company to provide RBC with audited financial statements together with a report thereon that is either unqualified, or qualified in a manner acceptable to RBC, from an independent accounting firm. RBC has notified the Company that the report of its independent registered public accounting firm on the Company’s fiscal 2004 financial statements is acceptable to RBC. However, RBC may accelerate and declare all outstanding borrowings immediately due and payable and/or exercise its rights to foreclose on the collateral if (1) the Company is in default of its obligations under the documents, (subject to notice and an opportunity to cure with respect to covenant defaults that may be cured), (2) in RBC’s opinion, a material adverse change has occurred in the Company’s business or financial condition, or (3) in RBC’s opinion, there is an impairment of the prospect of repayment of borrowings outstanding under the line of credit or material impairment of the value or priority of the collateral securing borrowings.

Note 13 — Long-Term Debt

     In connection with its June 2000 acquisition of a facility in Huntsville, Alabama located at 950 Explorer Boulevard, the Company entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of the property and to make improvements thereon. In December 2000 the Company entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance further improvements to the facility. The land and building are provided as collateral for amounts outstanding under these agreements. Two $500,000 certificates of deposit (“CDs”) previously provided as collateral under the agreements were released back to the Company in June 2004.

     In connection with the release of the CDs in June 2004, the outstanding balances under the two loan agreements were combined under one note, which requires a monthly payment of $50,000 with a balloon payment due on February 1, 2006.

The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate, which was 3.57% at July 2, 2004.

     Also included in long-term debt at July 2, 2004 is a capital lease obligation of $25,000, which requires monthly payments of $1,332, including interest at a rate of 10%.

     Long-term debt and capital lease obligations are payable as follows (in thousands):

Fiscal year,
2005	$487
2006	3,261

Total	3,748
Less current portion of long-term debt and capital lease obligations	487

Long-term debt and capital lease obligations	$3,261

Note 14 — Convertible Notes

     The Company issued two convertible notes totaling $10,480,000 in connection with its acquisition of XEL as described in Note 2 above. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into common stock of the Company at a conversion price of $5.324 per share. Upon conversion of any portion of the promissory note, the holders must repay all interest received by them on the portion of the note converted before the Company will issue the common stock. Interest expense will be reduced by the amount of interest repaid by the holders in the period the note is converted into common stock.

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

     On May 11, 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of common stock of the Company.

Note 15 — Income Taxes

     The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(238)	991	(2,621)
State	(54)	195	(520)
Change in valuation allowance	292	(1,186)	3,141

	$—	$—	$—

     The provision for (benefit from) federal income taxes differs from the amount computed by applying the statutory rate of 34% to taxable income as follows (in thousands):

	Fiscal Year Ended
	July 2,	June 27,	June 28,
	2004	2003	2002
Expected federal income tax provision (benefit)	$(9)	$936	$(5,862)
State taxes, net of federal benefit	(54)	195	(520)
Change in valuation allowance	(24)	(1,186)	3,141
Amortization of goodwill	42	103	262
Loss of tax benefit related to stock warrants	—	—	2,483
Other	45	(48)	496

	$—	$—	$—

     The components of the net deferred income tax assets and liabilities at July 2, 2004 and June 27, 2003, are as follows (in thousands):

	July 2,	June 27,
	2004	2003
Net operating loss	$12,224	$12,294
Credit carryforwards	59	59
Inventory reserves	1,078	1,104
Inventory overhead allocation under UNICAP	499	412
Warranty provisions	345	443
Other reserves and accruals	650	560
Impairment of long-lived assets	306	306
Property, plant and equipment	611	662
Intangible assets	299	194
Deferred revenue	326	184
Other	386	273

Total deferred tax assets	16,783	16,491
Valuation allowance	(16,783)	(16,491)

Net deferred tax assets	$—	$—

     At July 2, 2004, the Company had net operating loss carryforwards of approximately $31,500,000 for federal income tax purposes, which will begin to expire in the year 2020, and $22,600,000 for state income tax purposes, which expire in 2005 through 2008. The Company also had credit carryforwards of $699,000 available to offset future income, which expire in 2006 through 2021.

     The Tax Reform Act of 1996 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

Note 16 — Capitalization

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

Treasury Stock

     The Company received 343,034 shares of its Common Stock in November 2003 from its President and Chief Executive Officer in repayment of the outstanding amount owed to the Company (see Note 19). These shares were recorded by the Company as treasury stock, and were retired in December 2003.

     The Company retired 1,409 shares of its Common Stock during fiscal 2004 forfeited upon termination of employees receiving restricted stock awards.

     During fiscal 2003, the Company’s Board of Directors approved a program to repurchase up to $1,000,000 of its Common Stock. The program allowed the Company to repurchase shares on the open market based on market conditions, availability of cash consistent with the Company’s operating plan, and in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company re-purchased 50,000 shares of its common stock during the fiscal year ended June 27, 2003 at a total cost of $49,000.

     During fiscal 2003, the Company received 289,824 shares of its common stock from its President and Chief Executive Officer in repayment of outstanding amounts owed to the Company (see Note 19). These shares were recorded by the Company as treasury stock. In June 2003, these shares and the 50,000 shares acquired in the stock re-purchase program were retired.

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

Note 17 — Employee Benefit Plans

2004 Stock Incentive Plan

     A total of 1,300,000 shares of Common Stock are reserved for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”) to eligible employees, officers, directors, and other service providers upon the exercise of equity based incentives, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, stock awards and other stock incentives. In addition, the number of shares of Common Stock for issuance under the 2004 Plan will automatically increase by the lesser of (a) 1,000,000 or (b) the result of 1,800,000 minus the maximum number of shares available for issuance under the 2004 Plan immediately prior to the calculation of the annual adjustment. These automatic annual increases will be made as of the last day of each fiscal year of the Company until the expiration of its term. The number of shares of the Company’s Common Stock reserved will be reduced only by the number of shares actually issued to participants in the 2004 Plan. The 2004 Plan was approved by stockholders at a meeting on July 28, 2004. No awards were granted under the 2004 Plan during fiscal 2004. Options granted under the 2004 Plan must be for option periods not to exceed ten years at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 2004 Plan to employees typically provide for the immediate exercise of the option with a four-year vesting period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares.

2002 Stock Incentive Plan

     As of July 2, 2004, a total of 2,500,000 shares of Common Stock are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) to eligible employees, officers, directors, and other service providers upon the exercise of equity based incentives, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights, stock awards and other stock incentives. Through July 2, 2004, all awards under the 2002 Plan have been in the form of NSOs expiring ten years from the date of grant. Options granted under the 2002 Plan to employees generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. ISOs granted under the 2002 Plan must be issued at prices not less than 100% of the fair market value of the stock on the date of grant and with terms not exceeding ten years. ISOs granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant and with terms not exceeding five years.

1993 Amended and Restated Stock Option Plan

     The 2002 Plan replaced the Company’s 1993 Amended and Restated Stock Option Plan (the “1993 Plan”) with respect to shares available for future grant. A total of 2,036,501 of the options outstanding as of July 2, 2004 in the table below were issued under the 1993 Plan. Options granted under the 1993 Plan were for periods not to exceed ten years and were issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan to employees are generally exercisable immediately and the shares issued upon exercise generally vest over a four-year period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares.

     The following summarizes stock option activity under the 2004, 2002 and 1993 Plans:

			Weighted
	Shares		Average
	Available	Options	Exercise
	for Grant	Outstanding	Price
Balance at June 29, 2001	2,238,680	3,862,043	$4.07
Granted	(1,889,050)	1,889,050	0.74
Exercised	—	(2,375)	2.25
Canceled	1,482,995	(1,482,995)	4.13

Balance at June 28, 2002	1,832,625	4,265,723	2.57
Approved (2002 Plan)	2,500,000	—	—
Share reserve released (1993 Plan)	(3,347,454)	—	—
Granted	(580,500)	580,500	1.12
Exercised	—	(13,815)	0.31
Canceled	1,615,829	(1,615,829)	3.56

Balance at June 27, 2003	2,020,500	3,216,579	1.82
Approved (2004 Plan)	1,300,000	—	—
Plan shares expired (1993 Plan)	(104,584)	—	—
Granted	(1,697,250)	1,697,250	4.20
Stock awards	(133,196)	—	4.31
Exercised	—	(617,743)	1.72
Canceled	340,126	(340,126)	4.02

Balance at July 2, 2004	1,725,596	3,955,960	$2.67

     The following table summarizes information concerning outstanding and vested stock options as of July 2, 2004:

	Options Outstanding			Options Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Vested	Price
$0.22 — $ 0.69	1,122,116	7.57	$0.56	627,467	$0.58
$0.70 — $ 1.20	593,291	8.06	1.12	202,725	1.10
$1.21 — $ 2.25	413,125	5.63	2.19	388,708	2.22
$2.26 — $ 3.72	832,445	8.45	3.44	161,192	3.01
$3.73 — $ 5.02	650,400	9.66	4.39	2,650	4.31
$5.03 — $11.94	344,583	6.89	7.67	199,333	9.17

$0.22 — $11.94	3,955,960	7.91	$2.67	1,582,075	$2.39

Profit Sharing Plan

     Awards under the Company’s discretionary profit sharing plan are based on achieving targeted levels of profitability. The Company provided for awards of $48,000 and $72,000 in fiscal 2004 and 2003, respectively. No expense was incurred under the plan in fiscal 2002.

Note 18 — Retirement Plans

     The Company has two retirement plans that provide certain employment benefits to eligible employees and qualify as deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended. The two plans are the Verilink Corporation Retirement Savings Plan (“Verilink Plan”) and the XEL Communications, Inc. Retirement Savings Plan (“XEL Plan”), which the Company assumed in connection with its acquisition of XEL.

     In June 2002, the Company changed the Verilink Plan to provide for quarterly discretionary Company matching contributions. The Company matched 100% of the first three percent and 50% of the next two percent of a participant’s quarterly contributions in the first two quarters of fiscal 2004 and three of the four quarters in fiscal 2003. In fiscal 2002, the Company matched 100% of the first three percent and 50% of the next two percent of a participant’s contributions. An employee’s interest in the Company’s contributions becomes 100% vested at the date participation in the retirement plan commences. Charges to operations for the Verilink Plan amounted to approximately $86,000, $84,000 and $274,000, in fiscal 2004, 2003 and 2002, respectively.

     The Company maintains the XEL Plan for eligible employees of XEL over age 18 that are able to participate on the first day of employment. The XEL Plan provides for employer matching contributions of amounts equal to 100% of each participant’s eligible contributions up to 4% of a participant’s plan year compensation. The Company made contributions of approximately $66,000 in fiscal 2004 subsequent to the February 2004 acquisition date of XEL.

Note 19 — Related Party Transactions

     During fiscal 2004, the Company’s President and Chief Executive Officer (“President”) repaid the outstanding note due to the Company totaling $2,428,000. The repayments were made as follows: (i) in September 2003, the net after tax portion of the fiscal 2003 discretionary bonus provided to the President, totaling approximately $141,000, was applied against the outstanding note, and (ii) in November 2003, the remaining principal balance of this note plus accrued interest, totaling $2,287,000, was paid by the delivery of 343,034 shares of Common Stock to the Company as contemplated by the loan documentation. During fiscal 2002, payments of $9,000 were made against this note.

     During fiscal 2003, the Company approved providing its President with additional relocation benefits of approximately $300,000 in connection with the sale of his California residence. In November 2002, the President made a cash payment of $675,000 against another outstanding note to the Company due in March 2003. The remaining balance of this note, which totaled $341,000, was paid prior to its March 2003 due date by the surrender of 289,824 shares of the Company’s common stock in accordance with the terms of the note. This note was paid in full during fiscal 2003 with total payments of $1,016,000.

     In fiscal 1999, the Company provided a non-interest bearing housing assistance loan to a former executive officer as specified in his offer of employment. During fiscal 2004, a total of $100,000 was repaid on this loan and $118,000 was charged against the allowance account previously established against the loan. The outstanding balance of this note totals $25,000 as of July 2, 2004, and is included in notes receivable, net of allowance, in the accompanying consolidated balance sheet. Also included in notes receivable as of July 2, 2004, are cash advances and accrued interest of $41,000, net of allowance of $41,000, due from former officers of the Company. These advances bear interest at varying rates up to 7.5%. During fiscal 2004, a total of $140,000 was repaid on these loans and a total of $2,000 was charged against the allowance account.

Note 20 — Commitments and Contingencies

     The Company leases various sales offices, warehouse space and equipment under operating leases that expire on various dates from August 2004 through May 2006.

     Future minimum lease payments under all non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

Operating
Fiscal year,	Leases
2005	420
2006	19

Total minimum lease payments	$439

     Rent expense under all non-cancelable operating leases totaled $669,000, $264,000 and $299,000 for fiscal 2004, 2003, and 2002, respectively.

     As of July 2, 2004, the Company had approximately $1,254,000 of outstanding purchase commitments for inventory and inventory components.

     The Company is not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Note 21 — Subsequent Events

     On July 28, 2004, the Company completed its acquisition of Larscom and issued approximately 5,946,897 shares of its Common Stock for all the outstanding stock of Larscom. Additionally, the Company will assume all outstanding stock options of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users.

     The acquisition will be recorded under the purchase method of accounting in the first quarter of fiscal 2005, and the purchase price will be allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs will be expensed as of the closing of the transaction. The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment. A summary of the total purchase consideration is as follows:

Value of common stock to be issued	$26,036
Value of options and warrants to be assumed	516
Estimated direct merger costs	1,300

Total purchase consideration	$27,852

     The preliminary purchase allocation is expected to be complete in the Company’s first quarter of fiscal 2005.

     In September 2004, the Company announced plans to consolidate engineering in the Company’s Madison, Alabama and Newark, California facilities focused on the execution of the Company’s strategic plan. As a result of this engineering resource alignment, the Company will close its Santa Barbara, California office and will transition engineering currently located in Aurora, Colorado to the appropriate facility in either Madison, Alabama or Newark, California. The Aurora, Colorado facility was acquired as part of the Company’s acquisition of XEL in February 2004 and the Santa Barbara, California office was acquired as part of the acquisition of the NetEngine product line in January 2003.

     As part of this engineering consolidation plan, the Company will reduce its workforce by approximately 5%. The engineering consolidation plan is expected to be completed by November 30, 2004 and will result in total charges of approximately $700,000 to be taken in the Company’s first and second quarters of fiscal 2005, which is expected to include cash expenditures of $500,000 for one-time termination benefits for departing personnel and $200,000 for other costs associated with office and resource re-alignment. In addition to the engineering consolidation plan, the Company may implement further operational consolidation as part of its continuing review of operations, spending and revenue outlook.

Item 9. Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

     Not Applicable.

Item 9A. Controls and Procedures

     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, (a) the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, and (b) no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended July 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

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

     Verilink’s Code of Ethics, as adopted by the Audit Committee of the Board of Directors, is filed as exhibit 14.1.

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

     3. Exhibits

     The exhibits listed under Item 15(c) hereof are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

     On April 20, 2004, we filed a Report on Form 8-K/A with the SEC providing unaudited condensed pro forma financial information in connection with the acquisition of XEL Communications, Inc. (“XEL”) on February 5, 2004.

     On April 28, 2004, we furnished a Report on Form 8-K regarding the public dissemination of a press release announcing the financial results for our third quarter and nine months ended April 2, 2004, and to provide the Loan and Security Agreement dated as of April 8, 2004, by and between RBC Centura Bank, and Verilink Corporation, V-X Acquisition Company and XEL Communications, Inc. and the related Promissory Note.

     On April 30, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing a definitive merger agreement whereby Verilink would acquire Larscom Incorporated and providing various agreements, including the Agreement and Plan of Merger, dated as of April 28, 2004, by and among Verilink Corporation, SRI Acquisition Corp. and Larscom Incorporated.

     On June 9, 2004, we filed a Report on Form 8-K/A with the SEC to provide revised audited financial statements for XEL and pro forma financial information to reclassify XEL’s notes receivable – related party as a deduction from stockholder’s equity.

(c) Exhibits

Exhibit
Number		Description
2.1	–	Stock Purchase Agreement by and between the Registrant and The Kennedy Company, dated as of February 5, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of February 20, 2004)

2.2	–	Agreement and Plan of Merger by and between the Registrant, SRI Acquisition Corp. and Larscom Incorporated, dated as of April 28, 2004 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (File No. 333-116472))

3.1	–	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

3.2	–	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

Exhibit
Number		Description
4.1	–	Reference is made to Exhibits 3.1 and 3.2.

4.2	–	Rights Agreement dated as of November 29, 2001 by and between the Registrant and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001)

4.2A	–	Rights Agent Appointment and Amendment No. 1 to Rights Agreement dated as of May 30, 2002 by and between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.2A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

4.2B	–	Amendment No. 2 to the Rights Agreement dated as of April 28, 2004 by and between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of April 30, 2004)

4.3	–	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001)

4.4	–	Form of Right Certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001)

4.5	–	Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A, effective December 6, 2001)

10.1	–	Registrant’s 2004 Stock Incentive Plan (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (Commission File No. 333-116472))

10.1A*†	–	Form of Option Award Agreement for officers of the Registrant

10.1B*†	–	Form of Option Award Agreement for directors of the Registrant

10.2	–	Registrant’s 2002 Stock Incentive Plan (incorporated by reference to the Company’s definitive Proxy Statement, filed October 16, 2002)

10.2A*†	–	Form of Option Award Agreement for officers of the Registrant

10.2B*†	–	Form of Option Award Agreement for directors of the Registrant

10.3	–	Registrant’s Amended and Restated 1993 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement, filed October 14, 1999)

10.3A	–	First Amendment to the Verilink Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

10.3B	–	Second Amendment to the Verilink Corporation 1993 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000)

10.4	–	Form of Registrant’s 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, effective June 10, 1996)

10.4A	–	First Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

10.4B	–	Second Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000)

10.5	–	Form of Registration Rights Agreement, dated as of July 28, 2004, by and between the Registrant and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Verilink’s Registration Statement on Form S-4, Commission File No. 333-116472, filed with the SEC on June 14, 2004).

Exhibit
Number		Description
10.6	–	Loan and Security Agreement dated as of April 8, 2004, by and between RBC Centura Bank, and the Registrant, V-X Acquisition Company and XEL Communications, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 28, 2004)

10.7	–	Promissory Note of the Registrant, V-X Acquisition Company and XEL Communications, Inc., dated as of April 8, 2004, in favor of RBC Centura Bank (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 28, 2004)

10.8	–	Convertible Promissory Note issued to The Kennedy Company on February 5, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 20, 2004).

10.9	–	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.10*	–	Form of Change of Control Agreement with executive officers other than CEO (incorporated by reference to Exhibit 10.6 to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (File No. 333-116472))

10.11*	–	Employment Agreement between the Registrant and Todd Westbrook dated February 1, 2000 (incorporated by reference to Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

10.12*	–	Employment Agreement between the Registrant and Leigh S. Belden dated January 8, 2002 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated as of January 18, 2002)

10.12A*	–	Change of Control Severance Benefits Agreement between the Registrant and Leigh S. Belden dated September 2, 2003 (incorporated by reference to Exhibit 10.7A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003)

10.13	–	Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden each dated as of September 16, 1993 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

10.13A	–	Amended Common Stock Purchase Agreement and Promissory Note between the Registrant and Leigh S. Belden, dated as of February 10, 1998 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 1998)

10.13B	–	Promissory Note Modification Agreement of Leigh S. Belden dated September 22, 1999 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1999)

10.13C	–	Second Note Modification Agreement dated as of February 5, 2002 by and between the Registrant and Leigh S. Belden (incorporated by reference to Exhibit 10.1A to Current Report on Form 8-K, dated as of August 14, 2002)

10.13D	–	Amended and Restated Security Agreement dated as of February 5, 2002 by Leigh S. Belden and Deborah Tinker Belden, Trustees U/A Dated 12/9/98 for the benefit of the Registrant, Beltech, Inc., Leigh S. Belden and Deborah Tinker Belden (incorporated by reference to Exhibit 10.1B to Current Report on Form 8-K, dated as of August 14, 2002)

10.13E	–	Third Note Modification Agreement dated as of July 29, 2002 by and between Verilink Corporation and Leigh S. Belden (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated as of August 14, 2002, Commission File No. 00000-28562)

10.14	–	Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated April 16, 2002 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

10.14A	–	Addendum No. 1 to Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated June 19, 2002 (incorporated by reference to Exhibit 10.18A to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

Exhibit
Number		Description
10.15	–	Triple Net Lease Agreement between Registrant and The Boeing Company for 950 Explorer Boulevard, Huntsville, Alabama, dated August 2, 2002 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

10.16	–	Lease Agreement between Registrant (as successor to Larscom Incorporated) and Metropolitan Life Insurance Company, dated October 23, 2003 (incorporated by reference to Exhibit 10.16 to Larscom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.17	–	Lease Agreement between Registrant (as successor to Larscom Incorporated), Technology IX, LLC, and Keystone Corporation, (incorporated by reference to Exhibit 10.7 to Larscom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18	–	Sublease Agreement between Registrant (as successor to Larscom Incorporated) and Silicon Wireless Corporation (incorporated by reference to Exhibit 10.8 to Larscom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

14.1†	–	Registrant’s Code of Ethics

23.1†	–	Consent of PricewaterhouseCoopers LLP

31.1†	–	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2†	–	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1†	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.

†	Filed herewith.

VERILINK CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at		Additions	Deductions	Balance at
	Beginning	Assumed in	Charged to	from	End
	of Year	Acquisition	Income	Reserves	of Year
Inventory Reserves:
Year ended July 2, 2004	$2,708	$844	$458	$(694)	$3,316
Year ended June 27, 2003	$3,210	$—	$286	$(788)	$2,708
Year ended June 28, 2002	$1,724	$—	$1,806	$(320)	$3,210
Allowance for Doubtful Accounts:
Year ended July 7, 2004	$532	$24	$—	$(20)	$536
Year ended June 27, 2003	$560	$—	$(16)	$(12)	$532
Year ended June 28, 2002	$275	$—	$317	$(32)	$560
Allowances for Notes Receivable:
Year ended July 2, 2004	$421	$—	$2	$(357)	$66
Year ended June 27, 2003	$840	$—	$(260)	$(159)	$421
Year ended June 28, 2002	$799	$—	$454	$(413)	$840
Warranty Liability:
Year ended July 2, 2004	$1,374	$60	$12	$(254)	$1,192
Year ended June 27, 2003	$920	$286	$282	$(114)	$1,374
Year ended June 28, 2002	$995	$—	$331	$(406)	$920

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verilink Corporation

October 1, 2004	By:	/s/ LEIGH S. BELDEN

Leigh S. Belden
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LEIGH S. BELDEN	President, Chief Executive Officer and Director	October 1, 2004
(Principal Executive Officer)
Leigh S. Belden

/s/ C. W. SMITH	Vice President and Chief Financial Officer	October 1, 2004
(Principal Financial and Accounting Officer)
C. W. Smith

/s/ HOWARD ORINGER Howard Oringer	Chairman of the Board of Directors	October 1, 2004

/s/ STEVEN C. TAYLOR Steven C. Taylor	Vice Chairman of the Board of Directors	October 1, 2004

/s/ JOHN E. MAJOR John E. Major	Director	October 1, 2004

/s/ JOHN A. MCGUIRE John A. McGuire	Director	October 1, 2004

/s/ DESMOND P. WILSON III Desmond P. Wilson III	Director	October 1, 2004