Form 10-Q
period 2004-10-01
VERILINK CORP
filed 2004-11-22
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

     The number of shares outstanding of the issuer’s common stock as of October 29, 2004 was 22,789,284.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited, in thousands, except per share amounts)

	Three months ended
	October 1,	October 3,
	2004	2003
Product sales	$9,718	$9,278
Service sales	2,566	317

Net sales	12,284	9,595

Product cost of sales	7,531	4,339
Service cost of sales	964	132

Total cost of sales	8,495	4,471

Gross profit	3,789	5,124

Operating expenses:
Research and development	2,252	1,384
Selling, general and administrative	5,679	2,246
Impairment charge related to goodwill	19,984	—
Restructuring charges	443	—

Total operating expenses	28,358	3,630

Operating income (loss)	(24,569)	1,494
Interest and other income, net	213	180
Interest expense	(115)	(38)

Income (loss) before provision for income taxes	(24,471)	1,636
Provision for income taxes	—	—

Net income (loss)	$(24,471)	$1,636

Earnings (loss) per share:
Basic	$(1.19)	$0.11

Diluted	$(1.19)	$0.10

Weighted average shares outstanding:
Basic	20,608	14,734

Diluted	20,608	15,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
 (unaudited, in thousands, except per share data)

	October 1,	July 2,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,827	$3,448
Restricted cash	333	—
Accounts receivable, net	7,875	7,881
Inventories, net	8,912	6,010
Other current assets	1,272	941

Total current assets	21,219	18,280
Property held for lease, net	6,220	6,269
Property, plant and equipment, net	2,401	1,381
Goodwill	5,464	9,887
Other intangible assets, net	17,377	9,182
Other assets	538	1,139

	$53,219	$46,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$2,046	$2,046
Current portion of long-term debt and capital lease obligations	538	487
Accounts payable	4,915	6,229
Accrued salaries and wages	1,686	1,473
Accrued liabilities	5,245	2,128
Deferred revenues	1,744	799
Warranty reserve	2,170	1,192
Accrued purchase consideration	893	1,148

Total current liabilities	19,237	15,502
Long-term debt and capital lease obligations	3,242	3,261
Convertible notes, net	2,913	3,001
Other long term liabilities	950	—

Total liabilities	26,342	21,764

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000 shares authorized; 22,787 and 16,777 shares outstanding	228	168
Additional paid-in capital	86,216	59,532
Deferred compensation	(285)	(520)
Accumulated other comprehensive loss	(44)	(39)
Accumulated deficit	(59,238)	(34,767)

Total stockholders’ equity	26,877	24,374

	$53,219	$46,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	October 1,	October 3,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(24,471)	$1,636
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	875	468
Impairment charge related to goodwill	19,984	—
Amortization of deferred compensation	235	—
Forgiveness of convertible notes	(88)	—
Accrued interest on note receivable from stockholder, net of change in reserves	—	(176)
Loss on retirement of property, plant and equipment	—	6
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,652	(404)
Inventories, net	314	(447)
Other assets	919	(184)
Accounts payable	(3,465)	610
Accrued expenses	(902)	86
Other non-current liabilities	(61)	—

Net cash (used in) provided by operating activities	(4,008)	1,595

Cash flows from investing activities:
Purchases of property, plant and equipment	(115)	(107)
Purchase of short-term investments	—	(26)
Payments related to product line acquisitions	(255)	(547)
Cash acquired in acquisition of Larscom Incorporated, net of transaction costs	3,992	—
Proceeds from repayment of notes receivable	—	140

Net cash provided by (used in) investing activities	3,622	(540)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(120)	(182)
Repurchase of common stock	(127)	—
Proceeds from issuance of common stock	17	54

Net cash used in financing activities	(230)	(128)

Change in other comprehensive loss	(5)	(2)

Net increase (decrease) in cash and cash equivalents	(621)	925
Cash and cash equivalents at beginning of period	3,448	8,503

Cash and cash equivalents at end of period	$2,827	$9,428

Supplemental disclosures:
Non-cash investing activities:
Acquisition of Larscom Incorporated for stock	$26,552	$—
Purchase of property, plant and equipment through capital lease obligation	138	—
Non-cash financing activities:
Repayment of notes receivable from stockholder	$—	$141

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending July 1, 2005. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004 as filed with the Securities and Exchange Commission. The Company has evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has determined that we should report our operations as a single operating segment.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company were not to continue as a going concern. The auditor’s report on the Company’s financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Sales of legacy products to the Company’s largest customer in fiscal 2004 declined from 54% of net sales in the first quarter of fiscal 2004 to 16% of net sales in the fourth quarter of fiscal 2004, and declined to zero in the first quarter of fiscal 2005. Liquidity would be further limited if the Company’s line of credit with RBC Centura Bank (“RBC”) were to be accelerated or becomes unavailable.

     The Company has been preparing, and continues to prepare, for reduced legacy sales through its recent acquisitions by investment in next generation broadband access products and the alignment of its operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary.

     The Company’s line of credit terminates and all borrowings thereunder are due April 7, 2005 unless extended or renewed by RBC. If the line of credit is not extended, the Company will need other sources of credit or financing in early calendar 2005 to repay borrowings under the line of credit and to provide working capital. If additional credit or other financing is needed but not available on terms acceptable to the Company, the Company may seek to renegotiate certain of its contractual obligations. Arrangements for additional credit or financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all.

Note 2 – Comprehensive Income (Loss)

     The Company records gains or losses on the Company’s foreign currency translation adjustments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Comprehensive loss for the three months ended October 1, 2004 of $24,476,000 consists of $24,471,000 of net loss and $5,000 of foreign currency translation adjustments. Comprehensive income for the three months ended October 3, 2003 of $1,634,000 consists of $1,636,000 of net income and $2,000 of foreign currency translation adjustments. As of October 1, 2004 and July 2, 2004, total accumulated other comprehensive loss was $44,000 and $39,000, respectively.

Note 3 – Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of the Company’s Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended October 1, 2004 and October 3, 2003 (in thousands, except per share amounts):

	Three Months ended
	October 1,	October 3,
	2004	2003
Net income (loss)	$(24,471)	$1,636

Weighted average shares outstanding:
Basic	20,608	14,734
Effect of potential common stock from the exercise of stock options	—	1,243

Diluted	20,608	15,977

Basic earnings (loss) per share	$(1.19)	$0.11

Diluted earnings (loss) per share	$(1.19)	$0.10

Number of option shares and warrants excluded from computation of diluted earnings (loss) per share because their effect is anti-dilutive	5,566	968

     Outstanding restricted common stock held by employees as of October 1, 2004 totaling 66,019 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

     Potential common shares from conversion of the convertible notes as of October 1, 2004 totaling 606,687 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Note 4 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	October 1,	July 2,
	2004	2004
Inventories:
Raw materials	$9,893	$5,828
Work in process	373	140
Finished goods	7,002	2,254
Miniplex inventory purchase commitment	908	1,104

	18,176	9,326
Less: inventory reserves	(9,264)	(3,316)

Inventories, net	$8,912	$6,010

Note 5 – Acquisition of Larscom Incorporated

     On July 28, 2004, the Company completed its acquisition of Larscom Incorporated (“Larscom”) and issued approximately 5,946,897 shares of its Common Stock for all the outstanding stock of Larscom. The Company also assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users. This acquisition reflects the Company’s strategy to pursue revenue growth, and brings a complementary customer base and product synergies. The results for the first quarter of fiscal 2005 include the results of Larscom for the two-month period from July 29, 2004 through October 1, 2004.

     The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s review of goodwill for impairment. The total purchase price of $27,852,000 consisted of (a) approximately 5,946,897 shares of Verilink common stock issued upon consummation and valued at approximately $26,036,000, using a fair value per share of $4.378, (b) approximately $516,000 of consideration for options and warrants to purchase approximately 983,306 equivalent shares of Verilink common stock assumed as part of the acquisition, and (c) direct transaction costs of approximately $1,300,000. The fair value of Verilink’s common stock issued was determined using the five-trading-day average price surrounding the date the acquisition was announced (April 29, 2004). The fair value of options and warrants assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: (i) options assumed that are expected to terminate within one year following the date of closing – expected life of 0.57 years, risk-free interest rate of 1.20%, expected volatility of 85.37% and no expected dividend yield, (ii) all other options assumed – expected life of 3.06 years, risk-free interest rate of 2.99%, expected volatility of 143.10% and no expected dividend yield, and (iii) warrants assumed – remaining contractual life of 0.26 years, risk-free interest rate of 1.20% and expected volatility of 85.37%. A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$26,036
Value of options and warrants assumed	516
Direct transaction costs	1,300

Total purchase consideration	$27,852

     The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed. Based upon management’s estimate of fair value, which was based upon an independent valuation, the purchase price allocation is as follows (in thousands, except years):

	Purchase Price	Amortization
	Allocation	Life
Tangible assets	$13,156	various
Goodwill	15,561	—
Developed technology	4,566	4 – 6 years
Customer relationships	3,278	10 years
Trademarks	924	6 years
Liabilities assumed	(9,633)	—

Total purchase price allocation	$27,852

     The acquisition was funded through the issuance of common stock and available cash.

     Pro Forma Financial Information – The following unaudited pro forma summary combines the results of the Company as if the acquisition of Larscom had occurred on June 28, 2003. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts).

	Three Months Ended
	October 1,	October 3,
	2004	2003
Net sales	$13,737	$21,838
Net loss	$(27,333)	$(5,161)
Earnings (loss) per share, basic	$(1.33)	$(0.35)
Earnings (loss) per share, diluted	$(1.33)	$(0.35)

Note 6 – Impairment of Goodwill

     During the first quarter of fiscal 2005, the Company completed an interim test for impairment of goodwill due to triggering events that occurred during the quarter that the Company believes would more likely than not, reduce the fair value of goodwill below its carrying value. These triggering events were (a) the loss of product revenues from a significant customer, (b) the low level of liquidity noted in an explanatory paragraph included in the audit report from our independent registered public accounting firm on the Company’s fiscal 2004 consolidated financial statements which were filed in our Annual Report on Form 10-K on October 1, 2004, and (c) the low market price of the Company’s common stock following the end of the quarter. Based on the initial impairment assessment, the Company determined that the fair value of its reporting unit was less than its carrying value after considering a combination of quoted market prices and discounted cash flows. In order to determine the amount of goodwill impairment, the Company, utilizing the assistance of a third party valuation specialist, prepared a purchase price allocation using a discounted cash flow model. The projected discounted cash flow model was prepared using a discount rate commensurate with the risk inherent in our current business model. As a result, the Company recorded an impairment charge related to goodwill of $19,984,000.

     Prior to the first quarter of fiscal 2005, the Company’s annual impairment assessment considered the Company’s carrying value of its equity to its market capitalization calculated by multiplying the Company’s outstanding shares by its current share price, disregarding anomalies in share price that it deemed were temporary in nature. Due to the changes in facts and circumstances caused by the loss of product revenues from a significant customer, the significant volatility in the Company’s share price since the end of its 2004 fiscal year, and its low level of liquidity, the Company considered both quoted market prices and discounted cash flows as fair value models and concluded that a projected discounted cash flow model is a better indicator of the fair value of the Company, as that term is contemplated in SFAS 142, Goodwill and Other Intangibles, than the market capitalization model used historically.

Note 7 – Other Intangible Assets

     Acquired other intangible assets subject to amortization are as follows (in thousands):

	October 1, 2004		July 2, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Costs	Amortization	Costs	Amortization
Customer relations	$11,834	$2,357	$8,556	$2,117
Developed technology	6,956	1,335	2,390	1,105
Trademarks	2,473	194	1,549	91

	$21,263	$3,886	$12,495	$3,313

     For the three months ended October 1, 2004 and October 3, 2003, amortization of other intangible assets totaled $572,000 and $233,000, respectively. The approximate estimated annual amortization for other intangibles is (in thousands):

Fiscal years ending June:
2005	$2,486
2006	$2,598
2007	$2,469
2008	$2,163
2009	$2,061

Note 8 – Warranty Liability

     The Company records a warranty provision at the time of each sale. The Company generally warrants its products from one to five years based on product line. A reconciliation of the changes in warranty liability for the three months ended October 1, 2004 and October 3, 2003 is (in thousands):

	Three Months Ended
	October 1,	October 3,
	2004	2003
Balance as of beginning of period	$1,192	$1,374
Additions:
Additions from acquisition	1,019	—
Additions charged to income	79	49
Less deductions from the reserves	(120)	(107)

Balance as of end of period	$2,170	$1,316

Note 9 – Restructuring Charges

     During fiscal 2004 following the acquisition of XEL Communications, the Company announced its plans to consolidate certain manufacturing and administrative activities in Aurora, Colorado with its operations in Madison, Alabama. The Company recorded pretax restructuring charges totaling $390,000 in the third and fourth quarters of fiscal 2004 and $26,000 in the first quarter of fiscal 2005 in the consolidated statement of operations in connection with these restructuring activities which include severance and other termination benefits. This restructuring resulted in a reduction in workforce of approximately 17 employees, or 10% of the Company’s total workforce. The Company completed these consolidation activities during the first quarter of fiscal 2005.

     In September 2004, the Company announced plans to consolidate its engineering functions in the Company’s Madison, Alabama and Newark, California facilities. As a result of this engineering resource alignment, the Company will close its Santa Barbara, California office and will transition engineering currently located in Aurora, Colorado to the appropriate facility in either Madison, Alabama or Newark, California. The Aurora, Colorado facility was acquired as part of the Company’s acquisition of XEL in February 2004 and the Santa Barbara, California office was acquired as part of the acquisition of the NetEngine product line in January 2003. As part of this engineering consolidation plan, the Company will reduce its workforce by approximately 5%. This restructuring is expected to be completed by November 30, 2004 and is expected to result in total charges of approximately $700,000, including cash expenditures of $500,000 for one-time termination benefits for departing personnel and $200,000 for other costs associated with office and resource re-alignment. In connection with these plans, the Company recorded a restructuring charge of $260,000 in the first quarter of fiscal 2005 and expects to record $440,000 in the second quarter of fiscal 2005.

     In connection with the acquisition of Larscom on July 28, 2004, the Company assumed restructuring accruals totaling $2,811,000 recorded as restructuring charges by Larscom in periods prior to the acquisition date, which included the following items explained in more detail below: (i) real estate lease related to the closure of the Larscom facility in Durham, North Carolina, (ii) real estate lease related to the abandonment of the former Larscom headquarters in Milpitas, California, and (iii) charges related to the planned reduction in work force of certain Larscom positions in connection with the acquisition of Larscom by the Company.

     During 2001, Larscom closed its facility in Durham, North Carolina, but remained financially responsible for the existing lease and recorded the remaining lease payments as a restructuring charge. Larscom entered into a sublease agreement for the entire 27,000 square foot facility with Silicon Wireless Corporation (a start-up company) that had a commencement date of February 15, 2002. Due to the uncertainty of the receipt of income under the sublease, restructuring expenses are reduced as the sublease income is received. As of July 28, 2004, the balance in the restructuring accrual totaled $1,299,000. The Company made monthly payments during the first quarter of fiscal 2005 totaling $55,000 which reduced the accrual. Sublease payments received during the first quarter of fiscal 2005 totaling $43,000 were recorded as a reduction in restructuring charges recorded on the condensed consolidated statement of operations. The Company expects the remaining lease obligation will be paid out by January 2007. No additional restructuring costs are expected to be incurred related to this lease.

     During 2003, Larscom abandoned its former headquarters in Milpitas, California. As of July 28, 2004, the balance in the accrual related to this abandonment totaled $42,000, which relates to final payment of costs for the lease that expired in August 2004. The Company expects that the remaining balance will be paid out by December 2004.

     In connection with the Larscom acquisition, the Company announced its plan to eliminate redundant positions and to consolidate certain manufacturing and administrative positions in Newark, California with its operations in Madison, Alabama. The Company assumed a liability totaling $1,470,000 for employment termination costs as of the acquisition date recorded in accordance with EITF 95-3. The Company expects to record restructuring charges in the first and second quarters of fiscal 2005 totaling approximately $475,000 related to additional employment termination costs, of which $200,000 was recorded as a restructuring charge in the first quarter of fiscal 2005.

     The following table provides details of the activity and remaining balances for restructuring charges as of October 1, 2004 (in thousands):

			Employee
	Total	Real Estate	Termination
	Charges	Leases	Costs
XEL Consolidation:
Balance as of July 2, 2004	$390	$—	$390
Restructuring charge in current period	26	—	26
Payments made in cash	(168)	—	(168)

Balance as of end of period	$248	$—	$248

Engineering Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Restructuring charge in current period	260	—	260
Payments made in cash	(19)	—	(19)

Balance as of end of period	$241	$—	$241

			Employee
	Total	Real Estate	Termination
	Charges	Leases	Costs
2001 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	1,299	1,299	—
Restructuring charge in current period	—	—	—
Payments made in cash	(55)	(55)	—

Balance as of end of period	$1,244	$1,244	$—

2003 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	42	42	—
Restructuring charge in current period	—	—	—
Payments made in cash	—	—	—

Balance as of end of period	$42	$42	$—

Larscom Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Established as of July 28, 2004	1,470	—	1,470
Restructuring charge in current period	200	—	200
Payments made in cash	(974)	—	(974)

Balance as of end of period	$696	$—	$696

Note 10 — Note Payable to Bank

     As of October 1, 2004, borrowings of $2,046,000 were outstanding under the Company’s revolving line of credit with RBC. The line of credit is scheduled to terminate in April 2005 and is renewable at the bank’s option. The interest on outstanding borrowings is at a rate of 250 basis points over the 30-day London inter-bank offered rate. The Company pledged all of its assets, other than the property subject to lease and restricted cash, as collateral securing amounts outstanding under this line when the Company entered into the loan and security agreement.

     As of October 1, 2004, the loan and security agreement required the Company to maintain, as of the last day of each fiscal quarter, (i) a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by the Company to RBC of at least 2:1, and (ii) a tangible net worth, as defined in the agreement, of at least $7,000,000. As of October 1, 2004, the Company complied with the first financial ratio, but did not comply with the tangible net worth covenant. For purposes of the loan and security agreement, “tangible net worth” refers to the Company’s stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes issued in connection with the acquisition of XEL, less intangibles. Tangible net worth, as defined, was $6,949,000 as of October 1, 2004.

     Subsequent to the end of the quarter, RBC agreed to waive the non-compliance of this loan covenant, and agreed to the following loan modifications effective as of November 15, 2004: (i) reduce the minimum required tangible net worth from $7,000,000 to $5,000,000, (ii) reduce the total amount available under the credit line from $5,000,000 to $3,500,000, (iii) require the Company to meet or exceed specified levels of adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, restructuring charges and impairments of intangible assets, including goodwill) on a rolling three month basis beginning with the three months ending December 31, 2004, and (iv) require that the net proceeds available to the Company from any sale of the property at 950 Explorer Blvd. be used to reduce the amounts outstanding under the RBC line of credit. RBC will further require that any future breach of a financial covenant will require the Company to include the property at 950 Explorer Blvd. as additional collateral under the loan, if that property has not been sold.

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

Note 11 – Convertible Notes

     The Company issued two convertible notes in February 2004 totaling $10,480,000 in connection with its acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of the common stock of the Company. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into common stock of the Company at a conversion price of $5.324 per share. If the holders convert any portion of the promissory note, the holders must repay all interest received by them on the portion of the note converted before the Company will issue the common stock. Interest expense will be reduced by the amount of interest repaid by the holders in the period the note is converted into common stock.

     The terms of the $10,000,000 convertible promissory note provide that the amount of the note will be reduced by up to $350,000 if retention bonuses are paid in February 2005 to certain XEL employees pursuant to the retention agreements between the Company and the employees. As the retention bonuses are accrued and charged to compensation expense, the carrying value of the convertible note is reduced and other income from the loan reduction is recorded, which totaled $88,000 in the first quarter of fiscal 2005.

Note 12 – Stock Based Compensation

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

	Three months ended
	October 1,	October 3,
	2004	2003
Net income (loss), as reported	$(24,471)	$1,636
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	146	17
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(383)	(120)

Pro forma net income (loss)	$(24,708)	$1,533

Earnings (loss) per share:
Basic – as reported	$(1.19)	$0.11

Basic – pro forma	$(1.20)	$0.10

Diluted – as reported	$(1.19)	$0.10

Diluted – pro forma	$(1.20)	$0.10

     In connection with the acquisition of XEL Communications, Inc., the Company issued 187,826 shares of restricted common stock to certain employees of XEL and recorded deferred compensation of $1 million, which will be charged to expense over the three year vesting period. In the event the employees who received the restricted common stock are terminated by the Company, or resign for good cause as defined in the restricted stock award, then the restricted shares will vest as of the termination date and the remaining deferred compensation will be charged to expense. In the first quarter of fiscal 2005, the Company recorded $233,000 for compensation expense related to these restricted shares.

Note 13 – Common Stock

     Restricted stock awards issued to certain employees following the XEL acquisition vested during the first quarter of fiscal 2005 upon their termination of employment with the Company in connection with the consolidation activities completed this quarter. As provided in the restricted stock awards, the employees elected to reduce the shares received in payment of the required tax withholdings. Therefore, the Company recorded the 39,671 shares received as treasury stock with a value of $127,000 and remitted the required tax withholdings to the taxing authorities.

Note 14 – Commitments and Contingences

     The Company leases various sales offices, warehouse space and equipment under operating leases that expire on various dates from August 2004 through May 2006. Additionally, the Company assumed certain operating leases in the Larscom acquisition related principally to buildings in Newark, California and Durham, North Carolina, which have terms that expire in 2008 and 2007, respectively. Rent expense under all non-cancelable operating leases totaled $231,000 and $143,000 for the three months ended October 1, 2004 and October 3, 2003, respectively. Sublease rental income was $43,000 for the three months ended October 1, 2004. Future minimum lease payments under all non-cancelable operating leases and sublease rental income as of October 1, 2004 are as follows (in thousands):

		Sublease
	Operating	Rental
Fiscal year,	Leases	Income
2005 (October to June)	$824	$224
2006	810	268
2007	638	161
2008	482	—
2009	41	—

Total minimum lease payments	$2,795	$653

     As of October 1, 2004, the Company had approximately $1,478,000 of outstanding purchase commitments for inventory and inventory components.

     The Company is not currently involved in any legal proceedings expected to have a material adverse effect on the financial conditions or results of operations of the Company. From time to time, however, the Company may be subject to claims and lawsuits arising in the normal course of business.

Note 15 – Recently Issued Accounting Pronouncements

     During September 2004, the EITF released Issue 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share (“EPS”). The guidance is expected to be effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. We anticipate that the adoption of this guidance will not have a material effect on the computation of EPS as we do not have contingently convertible debt. In addition, the FASB is considering amending SFAS No. 128 to make it consistent with International Accounting Standard 33, and to make EPS computations comparable on a global basis. The amended standard is expected to be effective for all periods ending after December 15, 2004. We anticipate that the adoption of Issue 04-08 and the amendment to SFAS No. 128 will not have a material impact on the computation of our EPS.

Note 16 – Subsequent Event

     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. We do not expect the legislation to have an effect on our fiscal 2005 tax liability; however, we are evaluating the impact on future years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Verilink is a leading provider of next-generation broadband access products and services. The Company’s products support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present TDM-based networks to IP-based networking. The Company develops, manufactures, and markets integrated access devices (IADs), Optical Ethernet access products, high-speed multi-link routers and bandwidth aggregation solutions. These products are sold to service providers, enterprise customers, and original equipment manufacturer (OEM) partners, and are deployed worldwide as targeted solutions for applications involving voice over IP (VoIP), voice over ATM (VoATM), voice over DSL (VoDSL), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, IP/PPP multi-link access routing, service inter-working, and the migration of networks from traditional time-division multiplexing (TDM) based access to IP/Ethernet. The Company’s customers include regional bell operating companies (RBOCs), Inter-exchange carriers (IXCs), incumbent local exchange carriers (ILECs), independent operating companies, competitive local exchange carriers (CLECs), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies. The Company was founded in California in 1982 and is incorporated as a Delaware corporation.

     During the first quarter of fiscal 2005, the Company continued its acquisition strategy to drive revenue growth, gain market share with expanded product offerings, and strengthen its position for the high-growth emerging markets in next generation broadband access including VoIP, routing and optical access. On July 28, 2004, the Company completed its acquisition of Larscom Incorporated (“Larscom”), a leading provider of high-speed broadband and optical Ethernet access products. The Larscom acquisition brings a broadened product line to address new market opportunities in the carrier and large enterprise markets, and includes the Orion 7400 Optical Ethernet access platform, the Orion 5000 family of optical miniplexers, the eLink family of TDM-based IADs and other related product lines. This acquisition also brings existing customer contracts and relationships, sales, sales engineering, customer service and support personnel, and an engineering team based in Newark, California. The results for the first quarter of fiscal 2005 include the results of Larscom for the two-month period from July 29, 2004 through October 1, 2004.

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

     The Company has been preparing, and continues to prepare, for reduced legacy sales through its recent acquisitions, by investment in next generation broadband access products, and the alignment of its operating costs with management’s revenue expectations in light of current conditions in the telecommunications equipment industry. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary.

     The lender under the Company’s line of credit has waived the Company’s non-compliance with the minimum required tangible net worth covenant as of October 1, 2004, and agreed to modify the terms of the line of credit as described under “Liquidity and Capital Resources” below. If the line of credit is not extended or renewed, borrowings thereunder must be repaid in April 2005. The Company has significant other obligations due in fiscal 2006. The Company may need to raise additional capital to meet these obligations. If additional credit or other financing is needed but not available on terms acceptable to the Company, the Company may seek to renegotiate certain of its contractual obligations. Arrangements for additional credit or financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all. See “Liquidity and Capital Resources” and “Factors Affecting Future Results” below.

     The information in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements, including, without limitation, statements relating to the Company’s revenues, expenses, margins, liquidity, capital needs and financing plans. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein under the caption “Factors Affecting Future Results”.

RESULTS OF OPERATIONS

     The following table presents the percentages of net sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.

	Three months ended
	October 1,	October 3,
	2004	2003
Product sales	79.1%	96.7%
Service sales	20.9	3.3

Net sales	100.0	100.0

Product cost of sales	61.3	45.2
Service cost of sales	7.9	1.4

Cost of sales	69.2	46.6

Gross profit	30.8	53.4

Operating expenses:
Research and development	18.3	14.4
Selling, general and administrative	46.2	23.4
Impairment charge related to goodwill	162.7	—
Restructuring charges	3.6	—

Total operating expenses	230.8	37.8

Operating income (loss)	(200.0)	15.6
Interest and other income, net	1.7	1.9
Interest expense	(0.9)	(0.4)

Income (loss) before provision for income taxes	(199.2)	17.1
Provision for income taxes	—	—

Net income (loss)	(199.2)%	17.1%

     Sales. Net sales for the three months ended October 1, 2004 increased 28% to $12,284,000 from $9,595,000 in the comparable period of the prior fiscal year, primarily as a result of our acquisitions of XEL Communications, Inc. (“XEL”) in February 2004 and Larscom in July 2004, offset by the decline in sales of AS2000 products to Nortel. Net sales of carrier and carrier access products, which include XEL products and services, Miniplex products and the AS2000 product family, decreased 9% to $6,092,000 in the three months ended October 1, 2004 from $6,659,000 in the comparable prior year period. This net decrease was primarily due to the decline in sales of AS2000 products to Nortel, which decreased from $5,152,000 in the three months ended October 3, 2003 to zero in the three months ended October 1, 2004, offset by an increase of $4,821,000 in net sales of XEL products and services. We expect little, if any, sale of AS2000 products to Nortel in the future. Net sales of enterprise access products in the three months ended October 1, 2004 increased 111% to $6,192,000 from $2,936,000 in the comparable period in the prior fiscal year, primarily as a result of $2,851,000 in sales of Larscom products and services from its acquisition date and an increase of $1,143,000 in sales of the 8000 series IADs, offset by a decline in sales of the PRISM product family. The increase in service revenue for the three months ended October 1, 2004 as compared to the prior year is attributable to the service businesses of XEL and Larscom.

     The Company’s business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to the Company’s top five customers decreased 1% in the three months ended October 1, 2004 to $7,559,000 from

$7,664,000 in the comparable period in the prior year. Net sales to all other customers increased by 145% in the three-month period ended October 1, 2004 from the comparable period in the prior fiscal year. The Company’s top five customers did not remain the same over these periods. Sales to Verizon accounted for 41% of net sales in the three months ended October 1, 2004, as compared to 7% for the same period last year. While Nortel Network sales accounted for 54% of the prior year sales, they accounted for no sales during the current quarter.

     Gross Profit. Gross profit decreased to 30.8% of net sales for the three months ended October 1, 2004 as compared to 53.4% for the three months ended October 3, 2003. This decrease is primarily attributable to the product and services sales mix between the periods, the impact of the decline in sales of AS2000 products, and additional inventory reserves provided during the three months ended October 1, 2004. Gross profit in the three months ended October 1, 2004 was reduced by a total of $635,000 related to additional inventory reserves provided against excess inventories, primarily AS2000 products. Gross profit related to service revenues increased to 62.4% for the three months ended October 1, 2004 as compared to 58.4% for the three months ended October 3, 2003, primarily due to the impact of the XEL and Larscom acquisitions.

     Research and Development. Research and development expenditures for the three months ended October 1, 2004 increased 63% to $2,252,000 from $1,384,000 for the same period in the prior year, and increased as a percentage of sales from 14.4% to 18.3%. The increase in spending is a result of the staff added in connection with the acquisitions of XEL and Larscom. Research and development expenses for the three months ended October 1, 2004 include a total of $127,000 related to compensation charges associated with retention bonus accruals and restricted stock awards. The Company believes that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, the Company continues to monitor the level of its investment in research and development activities and adjusts spending levels, upward or downward, based upon anticipated sales volume.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended October 1, 2004 increased 153% to $5,679,000 from $2,246,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 23.4% to 46.2%. The increase over the same period in the prior year is primarily due to increased headcount and related expenses primarily attributable to acquisitions of XEL and Larscom. Selling, general and administrative expenses for the three months ended October 1, 2004 includes a total of $1,024,000 related to charges associated with acquisitions, consisting of compensation charges for retention bonuses and restricted stock awards, amortization of intangible assets, and other direct acquisition related expenses. Amortization of intangible assets increased $339,000 to $572,000 for the three months ended October 1, 2004, from $233,000 for the three months ended October 3, 2003.

     Impairment Charge Related to Goodwill. During the three months ended October 1, 2004, the Company completed an interim test for the impairment of goodwill and determined that the carrying value was impaired. Therefore, the Company recorded an impairment charge related to goodwill in the amount of $19,984,000. (See Note 6 to Notes to the Condensed Consolidated Financial Statements)

     Restructuring Charges. During the three months ended October 1, 2004, the Company announced its plans to consolidate its engineering functions into two locations and to consolidate certain Larscom manufacturing and administrative functions in Newark, California to its Madison, Alabama facility. These restructuring activities, along with restructuring activities announced in prior quarters, are described in more detail in Note 9 to Notes to the Condensed Consolidated Financial Statements. The Company recorded net charges of $443,000 for restructuring activities in the three months ended October 1, 2004. The Company expects to complete the last of the consolidation activities during the second quarter of fiscal 2005 and expects to record additional restructuring charges in that quarter totaling $715,000.

     Interest and Other Income, Net. Interest and other income, net increased 18% to $213,000 for the three months ended October 1, 2004 from $180,000 in the comparable period in the prior fiscal year, due to income of $86,000 from the forgiveness of a portion of the convertible notes associated with the XEL acquisition, offset by lower interest income on lower average investment balances during the period. Rental income, net of expenses, was $135,000 in the three month periods ended October 1, 2004 and October 3, 2003.

     Interest Expense. Interest expense increased 203% to $115,000 for the three months ended October 1, 2004 from $38,000 in the same period in the prior fiscal year as a result of interest on the convertible notes issued in connection with the acquisition of XEL and borrowings under the company’s line of credit.

     Provision for Income Taxes. No tax provision or tax benefits were recognized for the three months ended October 1, 2004 or October 3, 2003, due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, the Company established a full valuation allowance against its deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. The Company had net operating loss carry forwards of approximately $31,400,000 as of July 2, 2004.

     Net Income (Loss). Net loss for the three months ended October 1, 2004 was $24,471,000 compared to net income of $1,636,000 for the three months ended October 3, 2003 as a result of the above factors, primarily due to the impairment charge related to goodwill. Net loss as a percentage of sales for the three months ended October 1, 2004 was (199.2)%, compared to 17.1% for the three months ended October 3, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     On October 1, 2004, the Company’s principal sources of liquidity included $2,827,000 of unrestricted cash and cash equivalents.

Cash Flows

     During the three months ended October 1, 2004, cash used in operating activities was $4,008,000 compared to cash provided by operating activities of $1,595,000 for the three months ended October 3, 2003. Net cash used in operating activities in the current period was primarily due to the net loss before depreciation and amortization, amortization of deferred compensation and impairment charge related to goodwill, which totaled $3,377,000. The flat level of accounts receivable between the beginning and end of the quarter is due to receivables contributed by Larscom. However, the change in accounts receivable for the current quarter provided cash of $2,652,000 in the three months ended October 1, 2004 compared to $404,000 used in the comparable period in the prior fiscal year. The increase in inventories was again the result of inventory acquired in the Larscom acquisition. Otherwise, inventory provided $314,000 of cash in the three months ended October 1, 2004 compared to cash used in the same period last year of $447,000. Accounts payable and accrued expenses used $4,367,000 of cash in the three-month period ended October 1, 2004 compared to providing cash of $696,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the three months ended October 1, 2004 and the comparable prior year period were due to the timing of inventory purchases and the resulting payments to vendors, the increased sales volume in the current year, restructuring reserves, and the impact of the Larscom acquisition.

     Cash provided by investing activities was $3,622,000 for the three months ended October 1, 2004 compared to cash used in investing activities of $540,000 for the three months ended October 3, 2003. The funds provided in investing activities during the three months ended October 1, 2004 are the results of net cash acquired in the Larscom acquisition of $5,292,000 offset by cash expenses relating to the acquisition of $1,300,000, current year payments related to the NetEngine and Miniplex product line acquisitions totaling $255,000, and capital expenditures of $115,000. Funds used in investing activities during the three months ended October 3, 2003 are a result of payments related to the NetEngine and Miniplex product line acquisitions of $547,000, capital expenditures of $107,000 and the purchase of short-term investments of $26,000, offset by proceeds from the repayment of notes receivable of $140,000.

     Cash used in financing activities was $230,000 for the three months ended October 1, 2004 as compared to $128,000 for the three months ended October 3, 2003. Proceeds from the issuance of common stock under the Company’s stock plans provided $17,000 of cash, offset by payments on long-term debt and capital lease obligations of $120,000 and the purchase of treasury shares related to tax withholdings totaling $127,000 on restricted stock awards that vested during the period. Payments on long-term debt and capital lease obligations used cash of $182,000, and proceeds from the issuance of common stock under the Company’s stock plans provided $54,000 of cash for the three months ended October 3, 2003.

Line of Credit

     As of October 1, 2004, borrowings of $2,046,000 were outstanding under the Company’s revolving line of credit with RBC Centura Bank (“RBC”). The line of credit is scheduled to terminate in April 2005 and is renewable at the bank’s option. The interest on outstanding borrowings is at a rate of 250 basis points over the 30-day London inter-bank offered rate. The

Company pledged all of its assets, other than the property subject to lease and restricted cash, as collateral securing amounts outstanding under this line when the Company entered into the loan and security agreement.

     As of October 1, 2004, the loan and security agreement required the Company to maintain, as of the last day of each fiscal quarter, (i) a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by the Company to RBC of at least 2:1, and a (ii) a tangible net worth, as defined in the agreement, of at least $7,000,000. As of October 1, 2004, the Company complied with the first financial ratio, but did not comply with the tangible net worth covenant. For purposes of the loan and security agreement, “tangible net worth” refers to the Company’s stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes issued in connection with the acquisition of XEL, less intangibles. Tangible net worth, as defined, was $6,949,000 as of October 1, 2004. RBC has agreed to waive the non-compliance of this loan covenant, and has agreed to the following loan modifications effective as of November 15, 2004: (i) reduce the minimum required tangible net worth from $7,000,000 to $5,000,000, (ii) reduce total amount available under the credit line from $5,000,000 to $3,500,000, (iii) require the Company to meet or exceed specified levels of adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, restructuring charges and impairments of intangible assets, including goodwill) on a rolling three month basis beginning with the three months ending December 31, 2004, and (iv) require that the net proceeds available to the Company upon the sale of the property at 950 Explorer Blvd. be used to reduce the amounts outstanding under the RBC line of credit. RBC will further require that any future breach of a financial covenant will require the Company to include the property at 950 Explorer Blvd. as additional collateral under the loan, if that property has not been sold.

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

Mortgaged Property Held for Sale

     The final balloon payment of approximately $3,000,000 is due on February 1, 2006 on a note secured by the Company’s facility leased to The Boeing Company located at 950 Explorer Boulevard in Huntsville, Alabama. This note contains a cross-default provision, and as a result a default under the line of credit constitutes a default under the note secured by the Explorer Boulevard facility, and would permit the lender to accelerate the note or foreclose on the property. The Company continues to seek a buyer for the Explorer Boulevard facility, which represents a potential source of additional cash that may be used to partially fund the Company’s commitments. The Company may not, however, be able to complete a sale of the property on a timely basis or on favorable terms to the Company.

Liquidity Generally

     The Company has been preparing, and continues to prepare, for reduced legacy sales through its recent acquisitions, by investment in next generation broadband access products, and the alignment of its operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary.

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

     In connection with the Company’s acquisition of the Miniplex product line, the Company agreed to purchase the seller’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by the Company or December 31, 2004. The remaining purchase commitment of $908,000 is included in inventories and accounts payable on the consolidated balance sheet as of October 1, 2004. The Company plans to fund this inventory purchase commitment from borrowing under the Company’s line of credit to the extent available or, from net proceeds from the sale of the Explorer Boulevard property if such sale has been completed.

     The Company’s ability to draw under its line of credit depends on the Company’s ability to comply with covenants as modified. If the Company’s results of operations do not substantially meet the Company’s current operating plan, the Company would not meet the modified covenants as described above. Unless extended or renewed, the line of credit terminates and all borrowings thereunder are due April 7, 2005. RBC is not obligated to extend or renew the line of credit.

     If the line of credit is not extended or renewed, the Company will need other sources of credit or financing to repay borrowings under the line of credit and to provide working capital. If the Company does not substantially meet its operating plan, generate sufficient proceeds from the sale of the Explorer Boulevard property, and obtain an extension to the line of credit, additional financing would be necessary to repay $5,880,000 of debt due in February 2006, consisting of approximately $3,000,000 secured by the Explorer Boulevard facility (to the extent not previously paid on sale) and $2,880,000 of convertible notes. If additional credit or financing is needed but not available on terms acceptable to the Company, the Company may seek to renegotiate certain of its contractual obligations. The sale of additional equity or debt securities could result in additional dilution to the Company’s stockholders. Arrangements for additional credit or other financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all.

ACQUISITION OF LARSCOM INCORPORATED

     On July 28, 2004, the Company completed its acquisition of Larscom and issued approximately 5,946,897 shares of its Common Stock for all the outstanding stock of Larscom. Additionally, the Company assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users. This acquisition reflects the Company’s strategy to pursue revenue growth, and brings a complementary customer base and product synergies

     The acquisition was recorded under the purchase method of accounting in the first quarter of fiscal 2005, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment. A summary of the total purchase consideration is as follows:

Value of common stock issued	$26,036
Value of options and warrants assumed	516
Direct transactions costs	1,300

Total purchase consideration	$27,852

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

     Accounting for Acquisitions: The Company accounts for acquisitions as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As such, the Company reports all acquired tangible and intangible assets and liabilities at fair value. The Company recognizes the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset. The Company recognizes the fair value associated with any in-process technology as an operating expense in the period an acquisition is consummated. The Company values any employee stock options assumed as part of the acquisition using the Black-Scholes valuation model. The value of assumed vested options and the value of assumed unvested options in excess of the intrinsic value of such unvested options are included as part of the purchase price consideration. The Company reports the intrinsic value of any unvested options as deferred compensation and records it as an operating expense over the remaining vesting period of the options. The Company values our stock issued as part of the consideration using the 5-day average price surrounding the date the acquisition was announced.

     Impairment of Long-Lived Assets and Goodwill. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. The Company’s long-lived assets include, but are not limited to, the property held for lease located at 950 Explorer Boulevard, related furniture and equipment, software licenses, and intangible assets related to acquisitions.

     The Company assesses the impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 142. Due to circumstances that occurred during the first quarter of fiscal 2005, the Company completed a test for impairment of goodwill. These circumstances include the loss of product revenues from a significant customer, the low level of liquidity noted in the going concern opinion issued late in the quarter on the Company’s fiscal 2004 consolidated financial statements and the low market price of the Company’s common stock following the end of the quarter. Based on this review, the Company determined that the carrying value of its goodwill was impaired and recorded an impairment charge related to goodwill of $19,984,000. The impairment charge was based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model.

     Prior to the first quarter of fiscal 2005, the Company utilized a fair value model that compared the Company’s carrying value of its equity to its market capitalization calculated by multiplying the Company’s outstanding shares by its current share price, disregarding anomalies in share price that it deemed were temporary in nature. Due to the changes in facts and circumstances caused by the loss of product revenues from a significant customer, the significant volatility in the Company’s share price since the end of its 2004 fiscal year, and its low level of liquidity, the Company evaluated the results of multiple fair value models and all available data points and concluded that the fair value calculated from a projected discounted cash flow model is a better indication of the fair value of the Company, as that term is contemplated in SFAS 142, Goodwill and Other Intangibles, than the market capitalization model used historically.

     Inventories. The Company values inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may increase or decrease the provision required for excess and obsolete inventory in future periods. During the first quarter of fiscal 2005, the Company recorded additional inventory reserves related to excess inventories, primarily due to the Company’s assumption that Nortel may not purchase the available AS2000 inventory on hand as of the end of the quarter. Inventory reserves totaled $9,264,000 and $3,316,000 as of October 1, 2004 and July 2, 2004, respectively.

     Revenue Recognition. With the exception of shipments to one customer, the Company recognizes a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock the Company’s products. The reserve for future product returns was $367,000 and $313,000 as of October 1, 2004 and July 2, 2004, respectively. In regard to the exception mentioned above, this customer maintains significant inventories of our products and has a right to return products that remain unsold. Therefore, the Company does not recognize revenue for shipments to this customer until the Company is notified that the products have been shipped to the end user. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured.

     Warranty Provision. The Company records a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $2,170,000 and $1,192,000 as of October 1, 2004 and July 2, 2004, respectively.

     Allowance for Doubtful Accounts. The Company estimates losses resulting from the inability of our customers to make payments for amounts billed. The collectibility of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $1,841,000 and $536,000 as of October 1, 2004 and July 2, 2004, respectively.

     Restructuring Reserves. Restructuring reserves are based on estimates of the salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by us and for contractual payments we expect to continue to make for property no longer in use. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates. Restructuring reserves were $2,471,000 and $390,000 as of October 1, 2004 and July 2, 2004, respectively.

     Deferred Tax Assets. The Company has provided a full valuation reserve related to its deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce its valuation allowances, resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each quarter. The valuation allowance related to the Company’s deferred tax assets was $16,783,000 as of July 2, 2004.

Factors Affecting Future Results

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: the need to obtain credit or other financing or to renegotiate contractual obligations; seeking a buyer of the Explorer Boulevard property; the exercise of remedies by the Company’s lenders; satisfaction of future financial obligations; growth of the Company’s market segments; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; anticipated decline in sales of legacy products; engineering consolidation plans; and the adequacy of the Company’s liquidity and capital resources for the next fiscal year. These forward-looking statements involve risks and uncertainties, and it is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and in the Company’s Annual Report on Form 10-K, as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement or risk factor. The risk factors described herein should be read in conjunction with the risk factors more fully discussed in the Company’s Annual Report on Form 10-K.

•	Liquidity. If the Company’s line of credit is not extended or renewed, the Company will need other sources of credit or financing by April 2005 to repay borrowings under the line of credit and to provide working capital. To the extent the Company’s results of operations do not substantially meet the Company’s operating plan, or additional working capital is needed to support growth, credit or other financing may be needed in greater amounts or earlier than otherwise. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of the Company’s existing stockholders will be reduced. If additional funds are raised through the issuance of debt securities, the Company may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on the Company’s operations. Additional credit or other financing may not be available when needed on terms favorable to the Company or at all.

•	Independent Registered Public Accounting Firm’s Report Includes a “Going Concern” Explanatory Paragraph. The Company’s independent registered public accounting firm has included in its report on the Company’s consolidated financial statements for the fiscal year ended July 2, 2004, a going concern explanatory paragraph, which states that the Company has uncertain revenue streams and a low level of liquidity that raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues and cash flow adequate to support its capital and operating requirements.

•	Assets Pledged to Secure Debt. Substantially all of Company’ assets are pledged as collateral to secure outstanding debt. If the Company fails to meet its payment or other obligations under the applicable agreements, the lenders may accelerate and declare all outstanding borrowings immediately due and payable and/or exercise their rights to foreclose on the collateral. Any acceleration or foreclosure by the lender under the credit facility would have a material adverse effect on the Company’s financial condition. As a result of its financial results for the quarter ended October 1, 2004, the Company was not in compliance with the tangible net worth covenant under the credit facility. Although the lender under the credit facility has waived this breach and modified the covenants under the loan documents, the Company might not be able to maintain compliance with the covenants as modified.

•	Dependence on Legacy and Recently Introduced Products and New Product Development. Historically, the majority of sales have been provided by the Company’s legacy products, primarily the AS2000 product line. The Company has planned for some time for the eventual decline in sales of legacy products. Sales of the AS2000 have declined in recent quarters and are expected to significantly decline in the future. While the Company believes it is positioning itself to offset the loss of legacy sales over the long-term, reduced legacy sales will impact its results of operations in the near-term, and sales of new products may be at lower margins than legacy sales. The Company’s future results of operations are dependent on market acceptance of existing and future applications for the Company’s existing products and new products in development.

•	Risks Associated With Acquisitions, Potential Acquisitions and Joint Ventures. One element of the Company’s strategy is to consider acquisition prospects and joint venture opportunities. Acquisitions of this nature by the Company could result in potentially dilutive issuance of equity securities, use of cash, the incurring of debt and the assumption of contingent liabilities, significant demands on management attention, and/or business risks associated with integrating other businesses into the Company, any of which could have a material adverse effect on the Company’s business and operating results and/or the price of its common stock.

•	Customer Concentration. A small number of customers have historically accounted for a majority of the Company’s sales, with a single customer’s orders for legacy products accounting for a majority of sales in many fiscal quarters. There can be no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers.

•	Dependence on Key Personnel. The Company’s future success will depend to a large extent on the continued contributions of its executive officers and key management, sales, marketing and technical personnel. The Company has recently implemented a temporary salary reduction program to conserve cash together with special equity incentive grants. The Company’s current financial condition and salary reductions may make it more difficult to attract and retain key personnel.

•	Dependence on Key Suppliers and Component Availability. The loss of a key supplier, loss of a contract manufacturer, an increase in required lead times, adverse change in payment practices or other terms and conditions, an increase in prices of component parts, interruptions in the supply of any components, the inability of the Company or its third party sub-contractor to procure components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

•	Potential Volatility of Stock Price. The trading price of the Company’s Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors.

•	Competition. The market for telecommunications network access equipment addressed by the Company’s product families can be characterized as highly competitive, with intensive price pressure. Many of the Company’s current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than the Company, and many have long-established relationships with network service providers.

•	Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. The Company’s business, financial condition and results of operations would be materially adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing new products or enhancements.

•	Compliance with Regulations and Evolving Industry Standards. The market for the Company’s products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. The failure of the Company’s products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of the Company’s products.

•	Risks Associated With Entry into International Markets. The Company has little experience in the International markets, but intends to expand sales of its products outside of North America and to enter certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, higher costs, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in receivables collection and potentially adverse tax consequences.

•	Risk of Third Party Claims of Infringement; Limited Protection of Intellectual Property. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company relies upon a combination of statutory and contractual restrictions to establish and protect proprietary rights in its products and technologies. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of the Company’s technologies or discourage independent third-party development of similar technologies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company is subject to interest rate risks on its notes payable to bank and long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 1, 2004, the additional interest expense would not be material. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows would not be material.

Item 4. Controls and Procedures.

     During the quarter ended October 1, 2004, the Company’s controls and procedures, including internal control over financial reporting, were expanded to include and integrate the Larscom acquisition. In connection with the consolidation of Larscom administrative functions announced at the closing of this transaction, the Company expects to complete the conversion of the Larscom computer system to the Company’s Oracle ERP system in the second quarter of fiscal 2005. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, (a) the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report, and (b) except as described above, no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended October 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company issued 91,028 shares of common stock to Jack P. Reily for services rendered in connection with the Company’s acquisition of Larscom Incorporated as of July 28, 2004. The Company issued these shares without registration under the Securities Act of 1933, as amended, in reliance on the private placement exemption provided by Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

     As a result of its financial results for the quarter ended October 1, 2004, the Company was not in compliance with the tangible net worth covenant under its revolving line of credit. See Part I, Item 2 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources —Line of Credit”, “—Mortgaged Property Held for Sale” and “—Factors Affecting Future Results”, which are incorporated by reference in this Item 3.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	A Special Meeting of Stockholders of the Company was held on July 27, 2004 (the “Special Meeting”). The voting of holders of record of 16,771,355 shares of the Company’s Common Stock outstanding at the close of business on June 1, 2004 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(c)	The matters voted upon at the Special Meeting are as follows:

•	To approve the issuance of shares of Verilink’s common stock to the stockholders of Larscom Incorporated pursuant to the Agreement and Plan of Merger dated April 28, 2004, among Verilink, Larscom and a wholly owned subsidiary of Verilink. FOR: 10,127,603; AGAINST: 61,255; ABSTAINED: 93,972.

•	To approve the Company’s 2004 Stock Incentive Plan. FOR: 7,848,651; AGAINST: 2,307,459; ABSTAINED: 126,920.

•	To approve any adjournments of the meeting to another time or place, if necessary in the judgment of the proxy holders, for the purpose of soliciting additional proxies in favor of the foregoing proposals. FOR: 8,181,373; AGAINST: 1,981,780; ABSTAINED: 119,877.

Item 6. Exhibits

(a) Exhibits Index:

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

November 22, 2004	By:	/s/ C.W. Smith

C. W. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)