Form 10-Q
period 2004-12-31
VERILINK CORP
filed 2005-02-14
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission file number: 000-28562

VERILINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State of incorporation)	(I.R.S. Employer Identification No.)

11551 E. Arapahoe Rd., Suite 150
Centennial, CO 80112-3833
(Address of principal executive offices, including zip code)

303.968.3000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of shares outstanding of the issuer’s common stock as of January 28, 2005 was 22,875,027.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
Product sales	$10,316	$8,742	$20,034	$18,020
Service sales	2,950	347	5,516	664

Net sales	13,266	9,089	25,550	18,684

Product cost of sales	7,241	4,704	14,772	9,043
Service cost of sales	1,277	184	2,241	316

Total cost of sales	8,518	4,888	17,013	9,359

Gross profit	4,748	4,201	8,537	9,325

Operating expenses:
Research and development	1,744	1,448	3,996	2,832
Selling, general and administrative	4,905	2,690	10,584	4,936
Impairment charge related to goodwill	—	—	19,984	—
Restructuring charges	291	—	734	—

Total operating expenses	6,940	4,138	35,298	7,768

Operating income (loss)	(2,192)	63	(26,761)	1,557
Interest and other income, net	158	236	371	416
Interest expense	(125)	(35)	(240)	(73)

Income (loss) before provision for income taxes	(2,159)	264	(26,630)	1,900
Provision for income taxes	—	—	—	—

Net income (loss)	$(2,159)	$264	$(26,630)	$1,900

Earnings (loss) per share:
Basic	$(0.09)	$0.02	$(1.23)	$0.13

Diluted	$(0.09)	$0.02	$(1.23)	$0.12

Weighted average shares outstanding:
Basic	22,754	14,768	21,681	14,751

Diluted	22,754	16,385	21,681	16,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

	December 31,	July 2,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,961	$3,448
Restricted cash	333	—
Accounts receivable, net	8,625	7,881
Inventories, net	8,017	6,010
Other current assets	1,045	941

Total current assets	19,981	18,280
Property held for lease, net	6,172	6,269
Property, plant and equipment, net	2,170	1,381
Goodwill	5,464	9,887
Other intangible assets, net	16,693	9,182
Other assets	413	1,139

	$50,893	$46,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$3,500	$2,046
Current portion of long-term debt and capital lease obligations	511	487
Accounts payable	5,005	6,229
Accrued salaries and wages	1,847	1,473
Accrued liabilities	3,986	2,128
Deferred revenues	1,551	799
Warranty reserve	2,118	1,192
Accrued purchase consideration	667	1,148

Total current liabilities	19,185	15,502
Long-term debt and capital lease obligations	3,126	3,261
Convertible notes, net	2,888	3,001
Other long term liabilities	870	—

Total liabilities	26,069	21,764

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000 shares authorized; 22,850 and 16,777 shares outstanding	229	168
Additional paid-in capital	86,269	59,532
Deferred compensation	(233)	(520)
Accumulated other comprehensive loss	(44)	(39)
Accumulated deficit	(61,397)	(34,767)

Total stockholders’ equity	24,824	24,374

	$50,893	$46,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	December 31,	January 2,
	2004	2004
Cash flows from operating activities:
Net income (loss)	$(26,630)	$1,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,939	922
Impairment charge related to goodwill	19,984	—
Amortization of deferred compensation	287	39
Forgiveness of convertible notes	(113)	—
Accrued interest on note receivable from stockholder, net of change in reserves	—	(193)
Loss on retirement of property, plant and equipment	1	6
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,902	(98)
Inventories, net	1,209	(1,394)
Other assets	1,271	66
Accounts payable	(3,375)	832
Accrued expenses	(2,245)	604
Other non-current liabilities	(141)	—

Net cash (used in) provided by operating activities	(5,911)	2,684

Cash flows from investing activities:
Purchases of property, plant and equipment	(217)	(394)
Purchase of short-term investments	—	(26)
Payments related to product line acquisitions	(481)	(690)
Cash acquired in acquisition of Larscom Incorporated, net of transaction costs	3,992	—
Proceeds from repayment of notes receivable	—	140

Net cash provided by (used in) investing activities	3,294	(970)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(263)	(365)
Borrowings from bank under line of credit	1,454	—
Repurchase of common stock	(127)	—
Proceeds from issuance of common stock	71	595

Net cash used in financing activities	1,135	230

Change in other comprehensive loss	(5)	(2)

Net increase (decrease) in cash and cash equivalents	(1,487)	1,942
Cash and cash equivalents at beginning of period	3,448	8,503

Cash and cash equivalents at end of period	$1,961	$10,445

Supplemental disclosures:
Non-cash investing activities:
Acquisition of Larscom Incorporated for stock	$26,559	$—
Purchase of property, plant and equipment through capital lease obligation	138	—
Non-cash financing activities:
Repayment of notes receivable from stockholder	$—	$2,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending July 1, 2005. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004 as filed with the Securities and Exchange Commission. We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have determined that we should report our operations as a single operating segment.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about our ability to continue as a going concern. Sales of legacy products to our largest customer in fiscal 2004 declined from 54% of net sales in the first quarter of fiscal 2004 to 16% of net sales in the fourth quarter of fiscal 2004, and declined to zero in the first two quarters of fiscal 2005.

     We have prepared for reduced legacy sales through our recent acquisitions, by investment in next generation broadband access products, and the alignment of our operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary.

     Our line of credit with RBC Centura Bank (“RBC”) terminates and all borrowings thereunder are due April 7, 2005, unless accelerated or extended by RBC. (See Note 10) We will need other sources of credit or financing in early calendar 2005 to repay borrowings under the line of credit and to provide working capital. We have been in discussions with potential alternative sources of financing to repay and replace the RBC line of credit. We are currently in negotiations and expect to obtain alternative financing in the coming weeks. Since we do not yet have binding commitments, we cannot assure you that we will obtain alternative financing on terms favorable to us or at all. If additional credit or other financing is not available on terms acceptable to us, we may seek to renegotiate certain of our contractual obligations.

Note 2 – Comprehensive Income (Loss)

     We record gains or losses on our foreign currency translation adjustments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Comprehensive loss for the three months ended December 31, 2004 totaled $2,159,000 and comprehensive income for the three months ended January 2, 2004 totaled $264,000. Comprehensive income (loss) for the three months ended December 31, 2004 and January 2, 2004 consists of net income (loss) for the comparable periods. Comprehensive loss for the six months ended December 31, 2004 totaled $26,635,000 and comprehensive income for the six months ended January 2, 2004 totaled $1,898,000. Comprehensive loss for the six months ended December 31, 2004 consists of $26,630,000 of net loss and $5,000 of foreign currency translation adjustments. Comprehensive income for the six months ended January 2, 2004 of $1,898,000 consists of $1,900,000 of net income and $2,000 of foreign currency translation adjustments. As of December 31, 2004 and July 2, 2004, total accumulated other comprehensive loss was $44,000 and $39,000, respectively.

Note 3 – Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of our Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and six months ended December 31, 2004 and January 2, 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
Net income (loss)	$(2,159)	$264	$(26,630)	$1,900

Weighted average shares outstanding:
Basic	22,754	14,768	21,681	14,751
Effect of potential common stock from the exercise of stock options	—	1,617	—	1,442

Diluted	22,754	16,385	21,681	16,193

Basic earnings (loss) per share	$(0.09)	$0.02	$(1.23)	$0.13

Diluted earnings (loss) per share	$(0.09)	$0.02	$(1.23)	$0.12

Number of option shares and warrants excluded from computation of diluted earnings (loss) per share because their effect is anti-dilutive	6,049	242	5,486	310

     Outstanding restricted common stock held by employees as of December 31, 2004 totaling 56,394 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

     Potential common shares from conversion of the convertible notes as of December 31, 2004 totaling 606,687 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Note 4 – Inventories

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consisted of the following (in thousands):

	December 31,	July 2,
	2004	2004
Inventories:
Raw materials	$9,699	$5,828
Work in process	235	140
Finished goods	6,431	2,254
Miniplex inventory purchase commitment	797	1,104

	17,162	9,326
Less: inventory reserves	(9,145)	(3,316)

Inventories, net	$8,017	$6,010

Note 5 – Acquisition of Larscom Incorporated

     On July 28, 2004, we completed our acquisition of Larscom Incorporated (“Larscom”) and issued approximately 5,948,652 shares of our Common Stock for all the outstanding stock of Larscom. We also assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users. This acquisition reflects our strategy to pursue revenue growth, and brings a complementary customer base and product synergies. The results for the six months ended December 31, 2004 include the results of Larscom since July 29, 2004, the first date after the closing of the acquisition.

     The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but will be included in our review of goodwill for impairment. The total purchase price of $27,852,000 consisted of (a) approximately 5,948,652 shares of Verilink common stock issued upon consummation and valued at approximately $26,043,000, using a fair value per share of $4.378, (b) approximately $516,000 of consideration for options and warrants to purchase approximately 983,306 equivalent shares of Verilink common stock assumed as part of the acquisition, and (c) direct transaction costs of approximately $1,300,000. The fair value of Verilink’s common stock issued was determined using the five-trading-day average price surrounding the date the acquisition was announced (April 29, 2004). The fair value of options and warrants assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: (i) options assumed that are expected to terminate within one year following the date of closing – expected life of 0.57 years, risk-free interest rate of 1.20%, expected volatility of 85.37% and no expected dividend yield, (ii) all other options assumed – expected life of 3.06 years, risk-free interest rate of 2.99%, expected volatility of 143.10% and no expected dividend yield, and (iii) warrants assumed – remaining contractual life of 0.26 years, risk-free interest rate of 1.20% and expected volatility of 85.37%. A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$26,043
Value of options and warrants assumed	516
Direct transaction costs	1,300

Total purchase consideration	$27,859

     The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed. Based upon management’s estimate of fair value, which was based upon an independent valuation, the purchase price allocation is as follows (in thousands, except years):

	Purchase Price	Amortization
	Allocation	Life
Tangible assets	$13,163	various
Goodwill	15,561	—
Developed technology	4,566	4 – 6 years
Customer relationships	3,278	10 years
Trademarks	924	6 years
Liabilities assumed	(9,633)	—

Total purchase price allocation	$27,859

     The acquisition was funded through the issuance of common stock and available cash.

     Pro Forma Financial Information – The following unaudited pro forma summary combines our results as if the acquisition of Larscom had occurred on June 28, 2003. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and are not indicative of what would have occurred had the acquisition been made at the beginning of the respective periods, or of the results which may occur in the future (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
Net sales	$13,266	$21,496	$27,003	$43,334
Net loss	$(2,159)	$(1,361)	$(29,492)	$(6,522)
Earnings (loss) per share, basic	$(0.09)	$(0.07)	$(1.30)	$(0.31)
Earnings (loss) per share, diluted	$(0.09)	$(0.07)	$(1.30)	$(0.31)

Note 6 – Impairment of Goodwill

     During the first quarter of fiscal 2005, we completed an interim test for impairment of goodwill due to triggering events that occurred during the quarter that we believe would more likely than not, reduce the fair value of goodwill below our carrying value. These triggering events were (a) the loss of product revenues from a significant customer, (b) the low level of liquidity noted in an explanatory paragraph included in the independent registered public accounting firm’s report on our fiscal 2004 consolidated financial statements which were filed in our Form 10-K on October 1, 2004, and (c) the low market price of our common stock following the end of the first quarter. Based on the initial impairment assessment, we determined that the fair value of our reporting unit was less than our carrying value after considering a combination of quoted market prices and discounted cash flows. In order to determine the amount of the goodwill impairment, we prepared a purchase price allocation using a discounted cash flow model utilizing the assistance of a third party valuation specialist. The projected discounted cash flow model was prepared using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded an impairment charge related to goodwill of $19,984,000.

     Prior to the first quarter of fiscal 2005, our annual impairment assessment considered the carrying value of our equity to our market capitalization calculated by multiplying our outstanding shares by our current share price, disregarding anomalies in share price that we deemed were temporary in nature. Due to the changes in facts and circumstances caused by the loss of product revenues from a significant customer, the significant volatility in our share price from the end of our 2004 fiscal year through the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, and our low level of liquidity, we considered both quoted market prices and discounted cash flows as fair value models and concluded that a projected discounted cash flow model is a better indicator of our fair value, as that term is contemplated in SFAS 142, Goodwill and Other Intangibles, than the market capitalization model used historically.

Note 7 – Other Intangible Assets

     Acquired other intangible assets subject to amortization are as follows (in thousands):

	December 31, 2004		July 2, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Costs	Amortization	Costs	Amortization
Customer relations	$11,834	$2,624	$8,556	$2,117
Developed technology	6,956	1,637	2,390	1,105
Trademarks	2,473	309	1,549	91

	$21,263	$4,570	$12,495	$3,313

     For the three months ended December 31, 2004 and January 2, 2004, amortization of other intangible assets totaled $684,000 and $215,000, respectively. For the six months ended December 31, 2004 and January 2, 2004, amortization of other intangible assets totaled $1,257,000 and $448,000, respectively. The approximate estimated annual amortization for other intangibles for the current fiscal year, the next five fiscal years and thereafter is (in thousands):

Fiscal years ending June:
2005	$2,486
2006	$2,598
2007	$2,469
2008	$2,163
2009	$2,061
2010	$1,450
Thereafter	$4,723

Note 8 – Warranty Liability

     We record a warranty provision at the time of each sale. We generally warrant our products from one to five years based on product line. A reconciliation of the changes in warranty liability for the six months ended December 31, 2004 and January 2, 2004 is (in thousands):

	Six Months Ended
	December 31,	January 2,
	2004	2004
Balance as of beginning of period	$1,192	$1,374
Additions:
Additions from acquisition	1,019	—
Additions charged to income	166	94
Less deductions from the reserves	(259)	(152)

Balance as of end of period	$2,118	$1,316

Note 9 – Restructuring Charges

     During fiscal 2004 following the acquisition of XEL Communications, we announced plans to consolidate certain manufacturing and administrative activities in Aurora, Colorado with our operations in Madison, Alabama. We recorded pretax restructuring charges totaling $390,000 in the third and fourth quarters of fiscal 2004 and $26,000 in the first quarter of fiscal 2005 in the consolidated statement of operations in connection with these restructuring activities which include severance and other termination benefits. This restructuring resulted in a reduction in workforce of approximately 17 employees, or 10% of our total workforce. We completed these consolidation activities during the first quarter of fiscal 2005.

     In September 2004, we announced plans to consolidate our engineering functions in our Madison, Alabama and Newark, California facilities. As a result of this engineering resource alignment, we closed our Santa Barbara, California office and transitioned the engineering located in Aurora, Colorado to the appropriate facility in either Madison, Alabama or Newark, California, both of which were substantially completed during the second quarter of fiscal 2005. The Aurora, Colorado facility was acquired as part of our acquisition of XEL in February 2004 and the Santa Barbara, California office was acquired as part of our acquisition of the NetEngine product line in January 2003. As part of this engineering consolidation plan, we reduced our workforce by approximately 5% and recorded restructuring charges of $620,000 in the six months ended December 31, 2004, including $576,000 for one-time termination benefits for departing personnel and $44,000 for other costs associated with office and resource re-alignment. We expect to record approximately $40,000 of additional costs associated with office and resource alignment in the third quarter of fiscal 2005 as those costs are incurred.

     In connection with our acquisition of Larscom on July 28, 2004, we assumed restructuring accruals totaling $2,811,000 recorded as restructuring charges by Larscom in periods prior to the acquisition date, which included the following items explained in more detail below: (i) real estate lease related to the closure of the Larscom facility in Durham, North Carolina, (ii) real estate lease related to the abandonment of the former Larscom headquarters in Milpitas, California, and (iii) charges related to the planned reduction in work force of certain Larscom positions in connection with our acquisition of Larscom.

     During 2001, Larscom closed its facility in Durham, North Carolina, but remained financially responsible for the existing lease and recorded the remaining lease payments as a restructuring charge. Larscom entered into a sublease agreement for the entire 27,000 square foot facility with Silicon Wireless Corporation (a start-up company) that had a commencement date of February 15, 2002. Due to the uncertainty of the receipt of income under the sublease, restructuring expenses are reduced as the sublease income is received. As of July 28, 2004, the balance in the restructuring accrual totaled $1,299,000. We made monthly payments during the six months ended December 31, 2004 totaling $110,000 which reduced the accrual. Sublease payments received during the first and second quarters of fiscal 2005 totaling $43,000 and $62,000, respectively, were recorded as a reduction in restructuring charges recorded on the condensed consolidated statement of operations. We expect the remaining lease obligation will be paid out by January 2007. No additional restructuring costs are expected to be incurred related to this lease.

     During 2003, Larscom abandoned its former headquarters in Milpitas, California. As of July 28, 2004, the balance in the accrual related to this abandonment totaled $42,000, which relates to final payment of costs for the lease that expired in August 2004. We expect that the remaining balance will be paid out by the end of the current fiscal year.

     In connection with the Larscom acquisition, we announced plans to eliminate redundant positions and to consolidate certain manufacturing and administrative positions in Newark, California with our operations in Madison, Alabama. We assumed a liability totaling $1,470,000 for employment termination costs as of the acquisition date recorded in accordance with EITF 95-3. We recorded additional restructuring charges in the first and second quarters of fiscal 2005 totaling approximately $426,000 related to additional employment termination costs. We completed these consolidation activities during the second quarter of fiscal 2005. This restructuring reserve assumed in the Larscom acquisition was reduced by $250,000 in the second quarter of fiscal 2005 due to changes in the employment status of certain employees.

     The following table provides details of the activity and remaining balances for restructuring charges as of December 31, 2004 (in thousands):

		Real Estate	Employee
	Total	and Other	Termination
	Charges	Costs	Costs
XEL Consolidation:
Balance as of July 2, 2004	$390	$—	$390
Restructuring charge in the year-to-date period	26	—	26
Payments made in cash	(340)	—	(340)

Balance as of end of period	$76	$—	$76

Engineering Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Restructuring charge in the year-to-date period	576	44	620
Payments made in cash	(401)	(44)	(445)

Balance as of end of period	$175	$—	$175

2001 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	1,299	1,299	—
Restructuring charge in the year-to-date period	—	—	—
Payments made in cash	(110)	(110)	—

Balance as of end of period	$1,189	$1,189	$—

2003 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	42	42	—
Restructuring charge in the year-to-date period	—	—	—
Payments made in cash	—	—	—

Balance as of end of period	$42	$42	$—

Larscom Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Established as of July 28, 2004	1,470	—	1,470
Restructuring charge in the year-to-date period	426	—	426
Payments made in cash	(1,100)		(1,100)
Adjustment to restructuring charge	(250)	—	(250)

Balance as of end of period	$546	$—	$546

Note 10 — Note Payable to Bank

     As of December 31, 2004, borrowings of $3,500,000 were outstanding under our revolving line of credit with RBC. The line of credit is scheduled to terminate in April 2005 and is renewable at the bank’s option. The interest on outstanding borrowings is at a rate of 250 basis points over the 30-day London inter-bank offered rate. We pledged all of our assets, other than the property subject to lease and restricted cash, as collateral securing amounts outstanding under this line when we entered into the loan and security agreement.

     The loan and security agreement, as amended November 15, 2004, requires us: (i) to maintain a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by us to RBC of at least 2:1, (ii) to maintain a tangible net worth, as defined in the agreement, of at least $5,000,000, and (iii) to meet or exceed specified levels of adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, restructuring charges and impairments of intangible assets, including goodwill) on a rolling three month basis beginning with the three months ending December 31, 2004. For purposes of the loan and security agreement, “tangible net worth” refers to our stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes issued in connection with the acquisition of XEL, less intangibles. As of December 31, 2004, we complied with these financial covenants.

     As of January 28, 2005, we were not in compliance with the tangible net worth or adjusted EBITDA covenants under the amended loan and security agreement. We are currently in discussions with RBC and intend to seek relief from our noncompliance with these covenants, although no assurance can be given that any such relief will be provided. The loan modifications entered into in November 15, 2004 provide that the breach of these financial covenants in January 2005 will require us to include the property located at 950 Explorer Boulevard in Huntsville, Alabama as additional collateral under the loan.

     RBC may accelerate and declare all outstanding borrowings immediately due and payable and/or exercise its rights to foreclose on the collateral if (1) we are in default of our obligations under the documents, (subject to notice and an opportunity to cure with respect to covenant defaults that may be cured), (2) in RBC’s opinion, a material adverse change has occurred in our business or financial condition, or (3) in RBC’s opinion, there is an impairment of the prospect of repayment of borrowings outstanding under the line of credit or material impairment of the value or priority of the collateral securing borrowings.

Note 11 — Convertible Notes

     We issued two convertible notes in February 2004 totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. If the holders convert any portion of the promissory note, the holders must repay all interest received by them on the portion of the note converted before we will issue the common stock. Interest expense will be reduced by the amount of interest repaid by the holders in the period the note is converted into common stock.

     The terms of the $10,000,000 convertible promissory note provide that the amount of the note will be reduced by up to $350,000 if retention bonuses are paid in February 2005 to certain XEL employees pursuant to the retention agreements between us and the employees. As the retention bonuses are accrued and charged to compensation expense, the carrying value of the convertible note is reduced and other income from the loan reduction is recorded, which totaled $88,000 and $25,000 in the first and second quarters of fiscal 2005, respectively.

Note 12 — Stock Based Compensation

     We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant.

     Had we recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under our stock option plan and stock purchase plan, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below for the respective periods (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
Net income (loss), as reported	$(2,159)	$264	$(26,630)	$1,900
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects and valuation allowance	30	11	273	39
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects and valuation allowance	(748)	(344)	(1,387)	(549)

Pro forma net loss	$(2,877)	$(69)	$(27,744)	$1,390

Earnings (loss) per share:
Basic — as reported	$(0.09)	$0.02	$(1.23)	$0.13

Basic — pro forma	$(0.13)	$0.00	$(1.28)	$0.09

Diluted — as reported	$(0.09)	$0.02	$(1.23)	$0.12

Diluted — pro forma	$(0.13)	$0.00	$(1.28)	$0.09

     In connection with the acquisition of XEL Communications, Inc., we issued 187,826 shares of restricted common stock to certain employees of XEL and recorded deferred compensation of $1 million, which will be charged to expense over the three year vesting period. In the event the employees who received the restricted common stock are terminated by us, or resign for good cause as defined in the restricted stock award, then the restricted shares will vest as of the termination date and the remaining deferred compensation will be charged to expense. In the first and second quarters of fiscal 2005, we recorded $233,000 and $36,000, respectively, for compensation expense related to these restricted shares.

Note 13 — Common Stock

     Restricted stock awards issued to certain employees following the XEL acquisition vested during the first quarter of fiscal 2005 upon their termination of employment with us in connection with the consolidation activities completed this quarter. As provided in the restricted stock awards, the employees elected to reduce the shares received in payment of the required tax withholdings. Therefore, we recorded the 39,671 shares received as treasury stock with a value of $127,000 and remitted the required tax withholdings to the taxing authorities.

Note 14 — Commitments and Contingences

     We lease various sales offices, warehouse space and equipment under operating leases that expire on various dates from August 2004 through May 2006. Additionally, we assumed certain operating leases in the Larscom acquisition related principally to buildings in Newark, California and Durham, North Carolina, which have terms that expire in 2008 and 2007, respectively. Rent expense under all non-cancelable operating leases totaled $267,000 and $157,000 for the three months ended December 31, 2004 and January 2, 2004, respectively. Rent expense under all non-cancelable operating leases totaled $498,000 and $300,000 for the six months ended December 31, 2004 and January 2, 2004, respectively. Sublease rental income was $43,000 and $86,000 for the three months and six months ended December 31, 2004, respectively. Future minimum lease payments under all non-cancelable operating leases and sublease rental income as of December 31, 2004 are as follows (in thousands):

		Sublease
	Operating	Rental
Fiscal year,	Leases	Income
2005 (January to June)	$510	$130
2006	845	268
2007	730	161
2008	579	—
2009	138	—
2010	72	—

Total minimum lease payments	$2,874	$559

     As of December 31, 2004, we had approximately $1,489,000 of outstanding purchase commitments for inventory and inventory components.

     We are not currently involved in any legal proceedings expected to have a material adverse effect on our financial conditions or results of operations. From time to time, however, we may be subject to claims and lawsuits arising in the normal course of business.

Note 15 — Recently Issued Accounting Pronouncements

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

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of FAS 151 are effective for our fiscal 2006. We are currently evaluating the provisions of FAS 151 and do not expect adoption will have a material impact on our financial position, results of operations, or cash flows.

     In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment (“FAS 123R”), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our condensed consolidated financial statements in Note 12 — Stock Based Compensation. The adoption of FAS 123R will have no effect on our cash flows, but will have a material impact on our financial position and results of operations.

     In December 2004, FASB issued FASB Staff Position No. FAS 109-a, Application of FAS 109 for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FASB Staff Position No. FAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“Act”) repeals export tax benefits, transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. These two staff positions provide accounting and disclosure guidance related to the American Job Creation Act of 1004. We do not expect the Act to have an effect on our fiscal 2005 tax liability; however, we are evaluating the impact on future years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Verilink is a leading provider of next-generation broadband access products and services. Our products support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present time-division multiplexing (“TDM”) based networks to IP-based networking. We develop, manufacture, and market integrated access devices (“IADs”), Optical Ethernet access products, high-speed multi-link routers and bandwidth aggregation solutions. These products are sold to service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners, and are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, IP/PPP multi-link access routing, service inter-working, and the migration of networks from traditional TDM based access to IP/Ethernet. Our customers include regional bell operating companies (“RBOCs”), inter-exchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), independent operating companies, competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies. We were founded in California in 1982 and are incorporated as a Delaware corporation.

     During the first half of fiscal 2005, we continued our acquisition strategy to drive revenue growth, gain market share with expanded product offerings, and strengthen our position for the high-growth emerging markets in next generation broadband access including VoIP, routing and optical access. On July 28, 2004, we completed our acquisition of Larscom Incorporated (“Larscom”), a leading provider of high-speed broadband and optical Ethernet access products. The Larscom acquisition brings a broadened product line to address new market opportunities in the carrier and large enterprise markets, and includes the Orion 7400 Optical Ethernet access platform, the Orion 5000 family of optical miniplexers, the eLink family of TDM-based IADs and other related product lines. This acquisition also brings existing customer contracts and relationships, sales, sales engineering, customer service and support personnel, and an engineering team based in Newark, California. The results for the six months ended December 31, 2004 include the results of Larscom since July 29, 2004, the first date after the closing of the acquisition.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about our ability to continue as a going concern.

     We have prepared for reduced legacy sales through our recent acquisitions, by investment in next generation broadband access products, and the alignment of our operating costs with management’s revenue expectations in light of current conditions in the telecommunications equipment industry. On a quarterly basis, management continues to evaluate revenue outlook and plans to adjust spending levels as necessary.

     As noted in our Quarterly Report on Form 10-Q for the three months ended October 1, 2004, our line of credit was modified during the second quarter of fiscal 2005 as described under “Liquidity and Capital Resources”. As of December 31, 2004, we were in compliance with the financial covenants of this line. As of January 28, 2005, however, we were not in compliance with the tangible net worth and adjusted EBITDA covenants. We are currently in discussions with RBC and intend to seek relief from our noncompliance with these covenants. Borrowings under the line of credit must be repaid by April 7, 2005 unless RBC elects to accelerate the loan due to our non-compliance with the financial covenants or agrees to extend the line of credit. We have been in discussions with potential alternative sources of financing to repay and replace the RBC line of credit. We are currently in negotiations and expect to obtain alternative financing in the coming weeks. Since we do not yet have binding commitments, we cannot assure you that we will obtain alternative financing on terms favorable to us or at all.

     We have significant other obligations due in fiscal 2006. We may need to raise additional capital to meet these obligations. If further credit or other financing is not available on terms acceptable to us, we may seek to renegotiate certain of our contractual obligations. Arrangements for additional credit or financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all. See “Liquidity and Capital Resources” and “Factors Affecting Future Results” below.

     The information in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements, including, without limitation, statements relating to our revenues, expenses, margins, liquidity, capital needs and financing plans. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein under the caption “Factors Affecting Future Results”.

RESULTS OF OPERATIONS

     The following table presents the percentages of net sales represented by certain line items from the Condensed Consolidated Statements of Operations for the periods indicated.

	Three months ended		Six months ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
Product sales	77.8%	96.2%	78.4%	96.4%
Service sales	22.2	3.8	21.6	3.6

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	54.6	51.8	57.8	48.4

Service cost of sales	9.6	2.0	8.8	1.7

Cost of sales	64.2	53.8	66.6	50.1

Gross profit	35.8	46.2	33.4	49.9

Operating expenses:
Research and development	13.1	15.9	15.6	15.2
Selling, general and administrative	37.0	29.6	41.4	26.4
Impairment charge related to goodwill	—	—	78.2	—
Restructuring charges	2.2	—	2.9	—

Total operating expenses	52.3	45.5	138.1	41.6

Operating income (loss)	(16.5)	0.7	(104.7)	8.3
Interest and other income, net	1.2	2.6	1.4	2.2
Interest expense	(1.0)	(0.4)	(0.9)	(0.3)

Income (loss) before provision for income taxes	(16.3)	2.9	(104.2)	10.2
Provision for income taxes	—	—	—	—

Net income (loss)	(16.3)%	2.9%	(104.2)%	10.2%

     Sales. Net sales for the three months ended December 31, 2004 increased 46% to $13,266,000 from $9,089,000 in the comparable period of the prior fiscal year, and net sales for the six months ended December 31, 2004 increased 36.7% to $25,550,000 from $18,684,000 for the same period of the prior year. These increases are primarily a result of our acquisitions of XEL Communications, Inc. (“XEL”) in February 2004 and Larscom in July 2004, offset by the decline in sales of AS2000 products to Nortel. Net sales of carrier and carrier access products and services, which include XEL, Miniplex products and the AS2000 product family, increased 19% to $6,361,000 in the three months ended December 31, 2004 from $5,345,000 in the comparable prior year period. Net sales of carrier and carrier access products increased 4% in the six months ended December 31, 2004 over the same period of the prior fiscal year. These net increases were primarily due to the addition of the XEL products and services offset by a decline in sales of AS2000 products, which decreased from $3,988,000 in the three months ended January 2, 2004 to $87,000 in the three months ended December 31, 2004, and from $9,894,000 in the six months ended January 2, 2004 to $446,000 for the six months ended December 31, 2004. We expect little, if any, sales of AS2000 products to Nortel in the future. Net sales of enterprise access products and services in the three months ended December 31, 2004 increased 84% to $6,904,000 from $3,743,000 in the comparable period in the prior fiscal year. Net sales of enterprise access products and services in the six months ended December 31, 2004 increased 96% from $6,679,000 to $13,097,000. These increases are primarily a result of sales of Larscom products and services. Total services revenue for the three months ended December 31, 2004 increased to $2,950,000 from $347,000 for the three months ended January 2, 2004, and total services revenue for the six months ended December 31, 2004 increased to $5,516,000 from $664,000 for the same period of the prior year. These increases as compared to the prior year are attributable to the service businesses of XEL and Larscom.

     Our business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to our top five customers increased 43% in the three months ended December 31, 2004 to $8,579,000 from $6,019,000 in the comparable period in the prior year, and increased 18% in the six months ended December 31, 2004 to $16,138,000 from $13,683,000 in the comparable period in the prior year. Net sales to all other customers increased by 53% and 88% in the three- and six-month periods ended December 31, 2004, respectively, from the comparable periods in the prior fiscal year. Our top five customers did not remain the same over these periods. Sales to Verizon accounted for 46% of net sales in the three months ended December 31, 2004, as compared to 9% for the same period last year and accounted for 43% of net sales in the six months ended December 31, 2004, as compared to 8% for the same period last year. While sales to Nortel accounted for 44% of the prior year’s sales for the six months ended January 2, 2004, we had no sales to them during the current fiscal year.

     Gross Profit. Gross profit decreased to 35.8% of net sales for the three months ended December 31, 2004 as compared to 46.2% for the three months ended January 2, 2004. This decrease is primarily attributable to the product and services sales mix between the periods and the impact of the decline in sales of AS2000 products. Gross profit decreased to 33.4% of net sales for the six months ended December 31, 2004 as compared to 49.9% for the six months ended January 2, 2004. This decrease is also primarily attributable the product and services sales mix between the periods, the impact of the decline in sales of AS2000 products, and additional inventory reserves provided during the three months ended October 1, 2004. Gross profit in the three- and six-month periods ended December 31, 2004 were reduced by a total of $90,000 and $725,000, respectively, related to additional inventory reserves provided against excess inventories, primarily AS2000 products. Gross profit related to service revenues increased to 56.7% for the three months ended December 31, 2004 as compared to 47.0% for the three months ended January 2, 2004, and increased to 59.4% for the six months ended December 31, 2004 from 52.4% for the six months ended January 2, 2004, primarily due to the impact from the XEL and Larscom acquisitions.

     Research and Development. Research and development expenditures for the three months ended December 31, 2004 increased 20.4% to $1,744,000 from $1,448,000 for the same period in the prior year, and decreased as a percentage of sales from 15.9% to 13.1%. Research and development expenditures for the six months ended December 31, 2004 increased 41.1% to $3,996,000 from $2,832,000 for the same period in the prior year, and increased as a percentage of sales from 15.2% to 15.6%. The increase in spending is a result of the staff added in connection with the acquisition of Larscom offset by a reduction in staff due to the consolidation of engineering in the Santa Barbara, California and Aurora, Colorado offices into our offices in Madison, Alabama and Newark, California. Research and development expenses for the three- and six-month periods ended December 31, 2004 include $12,000 and $139,000, respectively, related to compensation charges associated with retention bonus accruals and restricted stock awards. We believe that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, we continue to monitor the level of our investment in research and development activities and adjust spending levels, upward or downward, based upon anticipated sales volume.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2004 increased 82.3% to $4,905,000 from $2,690,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 29.6% to 37.0%. Selling, general and administrative expenses for the six months ended December 31, 2004 increased 114.4% to $10,584,000 from $4,936,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 26.4% to 41.4%. The increase over the same period in the prior year is primarily due to increased headcount and related expenses primarily attributable to the acquisitions of XEL and Larscom. Selling, general and administrative expenses for the three months ended December 31, 2004 includes a total of $708,000 related to charges associated with acquisitions, consisting of compensation charges for retention bonuses and restricted stock awards, and amortization of intangible assets. The comparable charges in the three months ended January 2, 2004 included amortization of intangible assets of $215,000. Selling, general and administrative expenses for the six months ended December 31, 2004 includes a total of $1,732,000 related to charges associated with acquisitions, consisting of compensation charges for retention bonuses and restricted stock awards, amortization of intangible assets, and other direct acquisition related expenses. The comparable charges in the six months ended January 2, 2004 included amortization of intangible assets of $448,000.

Amortization of intangible assets for the three- and six-month periods ended December 31, 2004 totaled $684,000 and $1,257,000.

     Impairment Charge Related to Goodwill. During the three months ended October 1, 2004, we completed an interim test for the impairment of goodwill and determined that the carrying value was impaired. Therefore, we recorded an impairment charge related to goodwill in the amount of $19,984,000. (See Note 6 to Notes to the Condensed Consolidated Financial Statements)

     Restructuring Charges. During the three months ended October 1, 2004, we announced plans to consolidate our engineering functions into two locations and to consolidate certain Larscom manufacturing and administrative functions in Newark, California to our Madison, Alabama facility. These restructuring activities, along with restructuring activities announced in prior quarters, are described in more detail in Note 9 to Notes to the Condensed Consolidated Financial Statements. We recorded net charges related to restructuring activities for the three- and six-month periods ended December 31, 2004 totaling $291,000 and $734,000, respectively. The restructuring charge in the three months ended December 31, 2004 was reduced by $250,000 for a reduction in the restructuring accrual assumed in the Larscom consolidation to adjust severance and related costs for changes in the employment status of certain employees. The restructuring activities were substantially completed during the quarter ended December 31, 2004.

     Interest and Other Income, Net. Interest and other income, net decreased 33% to $158,000 for the three months ended December 31, 2004 from $236,000 in the comparable period in the prior fiscal year, due to lower interest income on lower average investment balances during the period. Interest and other income, net decreased 11% to $371,000 for the six months ended December 31, 2004 from $416,000 in the comparable period in the prior fiscal year due to lower interest income on lower average investment balances during the period offset by income of $113,000 from the cancellation of a portion of the convertible notes issued in the XEL acquisition, as described in Note 11 to Notes to the Condensed Consolidated Financial Statements. Rental income, net of expenses, was $135,000 and $270,000 in the three- and six-month periods ended December 31, 2004 and January 2, 2004, respectively.

     Interest Expense. Interest expense increased 257% to $125,000 for the three months ended December 31, 2004 from $35,000 and increased 229% to $240,000 for the six months ended December 31, 2004 from $73,000 in the same period in the prior fiscal year as a result of interest on the convertible notes issued in connection with the acquisition of XEL and increased borrowings under our line of credit.

     Provision for Income Taxes. No tax provision or tax benefits were recognized for the three- or six-month periods ended December 31, 2004 or January 2, 2004, due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, we established a full valuation allowance against our deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001. We had net operating loss carry forwards of approximately $31,400,000 as of July 2, 2004.

     Net Income (Loss). Net loss for the three months ended December 31, 2004 was $2,159,000 compared to net income of $264,000 for the three months ended January 2, 2004. Net loss for the six months ended December 31, 2004 was $26,630,000 compared to net income of $1,900,000 for the six months ended January 2, 2004 as a result of the above factors, primarily due to the impairment charge related to goodwill, the increase in selling, general and administrative expenses and the decrease in the gross margin percentage between the periods. Net loss as a percentage of sales for the three months ended December 31, 2004 was (16.3)%, compared to 2.9% for the three months ended January 2, 2004, and net loss as a percentage of sales for the six months ended December 31, 2004 was (104.2)%, compared to 10.2% for the six months ended January 2, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2004, our principal source of liquidity included $1,961,000 of unrestricted cash and cash equivalents.

Cash Flows

     During the six months ended December 31, 2004, cash used in operating activities was $5,911,000 compared to cash provided by operating activities of $2,684,000 for the six months ended January 2, 2004. Net cash used in operating activities in the current period was primarily due to the net loss before depreciation and amortization, amortization of deferred compensation and impairment charge related to goodwill, which totaled $4,420,000. The increase of accounts receivable between the beginning and end of the period includes receivables contributed by Larscom. However, the change in accounts receivable for the current period provided cash of $1,902,000 in the six months ended December 31, 2004 compared to $98,000 used in the comparable period in the prior fiscal year. The increase in inventories was again the result of inventory acquired in the Larscom acquisition. Otherwise, inventory provided $1,209,000 of cash in the six months ended December 31, 2004 compared to cash used in the same period last year of $1,394,000. Accounts payable and accrued expenses used $5,620,000 of cash in the six months ended December 31, 2004 compared to providing cash of $1,436,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the six months ended December 31, 2004 and the comparable prior year period were due to the timing of inventory purchases and the resulting payments to vendors, the increased sales volume in the current year, restructuring reserves, and the impact of the Larscom acquisition.

     Cash provided by investing activities was $3,294,000 for the six months ended December 31, 2004 compared to cash used in investing activities of $970,000 for the six months ended January 2, 2004. The funds provided in investing activities during the six months ended December 31, 2004 are the results of net cash acquired in the Larscom acquisition of $5,292,000 offset by cash expenses relating to the acquisition of $1,300,000, current year payments related to the NetEngine and Miniplex product line acquisitions totaling $481,000, and capital expenditures of $217,000. Funds used in investing activities during the six months ended January 2, 2004 are a result of payments related to the NetEngine and Miniplex product line acquisitions of $690,000, capital expenditures of $394,000 and the purchase of short-term investments of $26,000, offset by proceeds from the repayment of notes receivable of $140,000.

     Cash provided by financing activities was $1,135,000 for the six months ended December 31, 2004 and $230,000 for the six months ended January 2, 2004. The funds provided by financing activities during the six months ended December 31, 2004 resulted from borrowings under our credit line of $1,454,000 in December 2004 and proceeds from the issuance of common stock under our stock plans of $71,000, offset by payments on long-term debt and capital lease obligations of $263,000 and the purchase of treasury shares related to tax withholdings totaling $127,000 on restricted stock awards that vested during the period. Proceeds from the issuance of common stock under our stock plans provided $595,000 of cash and payments on long-term debt and capital lease obligations used cash of $365,000 for the six months ended January 2, 2004.

Line of Credit

     As of December 31, 2004, borrowings of $3,500,000 were outstanding under our revolving line of credit with RBC Centura Bank (“RBC”). The line of credit terminates and all borrowings due thereunder are due April 7, 2005, unless accelerated as described below or extended. The interest on outstanding borrowings is at a rate of 250 basis points over the 30-day London inter-bank offered rate. We pledged all of our assets, other than the property subject to lease and restricted cash, as collateral securing amounts outstanding under this line when we entered into the loan and security agreement.

     The loan and security agreement, as amended November 15, 2004, requires us: (i) to maintain a ratio of unrestricted cash and cash equivalents plus net accounts receivables to all indebtedness owed by us to RBC (“the liquidity ratio”), of at least 2:1, (ii) to maintain a tangible net worth, as defined in the agreement, of at least $5,000,000, and (iii) to meet or exceed specified levels of adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, restructuring charges and impairments of intangible assets, including goodwill) on a rolling three month basis beginning with the three months ending December 31, 2004. As of December 31, 2004, we complied with these financial covenants. For purposes of the loan and security agreement, “tangible net worth” refers to our stockholders’ equity, plus debt postponed and subordinated on terms satisfactory to the bank, plus the convertible promissory notes issued in connection with the acquisition of XEL, less intangibles. Tangible net worth and adjusted EBITDA as used herein refer to specific measures under our loan and security agreement with RBC and are not financial measures determined in accordance with GAAP.

     At January 28, 2005 we were in compliance with the requirement to maintain a liquidity ratio of at least 2:1, but were not in compliance with the specified level of tangible net worth or adjusted EBITDA for the rolling three months ended January 28, 2005 and may not be able to meet such covenants over the coming months. Under the loan and security agreement, as modified, we were required to have a minimum adjusted EBITDA of $0 for the rolling three months ended January 28, 2005. We are currently in discussions with RBC and intend to seek relief from our noncompliance with these covenants, although no assurance can be given that any such relief will be provided. As a result of the breach of these financial covenants, RBC has the right at its option to (i) require us to include the property located at 950 Explorer Boulevard in Huntsville, Alabama as additional collateral for the line of credit, (ii) accelerate and declare all outstanding borrowings immediately due and payable, and/or (iii) foreclose on the collateral securing borrowings under the line of credit. A default under the line of credit also constitutes a default under a mortgage note secured by our facility located at 950 Explorer Boulevard in Huntsville, Alabama, and would permit the lender thereunder to accelerate the mortgage note or foreclose on the property securing the note. As of December 31, 2004, approximately $3,497,000 was outstanding under the mortgage note. To our knowledge, the lenders have not sought to accelerate such debt, foreclose on the collateral or exercise any of their remedies under the loan documents. At this time, we do not expect RBC or the mortgage lender to foreclose on the collateral or exercise any of their remedies under the loan documents, other than RBC’s right to a second mortgage on the 950 Explorer Boulevard property. However, the lenders may exercise any of these rights at any time.

     RBC may also accelerate and declare all outstanding borrowings immediately due and payable and/or exercise its rights to foreclose on the collateral if (1) we are in default of our other obligations under the documents, (subject to notice and an opportunity to cure with respect to covenant defaults that may be cured), (2) in RBC’s opinion, a material adverse change has occurred in our business or financial condition, or (3) in RBC’s opinion, there is an impairment of the prospect of repayment of borrowings outstanding under the line of credit or material impairment of the value or priority of the collateral securing borrowings.

Mortgaged Property Held for Sale

     The final balloon payment of approximately $3,065,000 is due on February 1, 2006 on a note secured by our facility leased to The Boeing Company located at 950 Explorer Boulevard in Huntsville, Alabama. As noted above, this note contains a cross-default provision, and as a result a default under the line of credit constitutes a default under the note secured by the Explorer Boulevard facility, and would permit the lender to accelerate the note or foreclose on the property. We continue to seek a buyer for the Explorer Boulevard facility, which represents a potential source of additional cash that may be used to partially fund our commitments. We may not, however, be able to complete a sale of the property on a timely basis or on favorable terms to us.

Liquidity Generally

     We have prepared for reduced legacy sales through our recent acquisitions, by investment in next generation broadband access products, and the alignment of our operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management continues to evaluate revenue outlook and plans to adjust spending levels as necessary.

     The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about our ability to continue as a going concern.

     In connection with our acquisition of the Miniplex product line, we agreed to purchase the seller’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by us or December 31, 2004. The remaining purchase commitment of $797,000 is included in inventories and accounts payable on the consolidated balance sheet as of December 31, 2004.

     As of January 28, 2005, we do not have sufficient cash and cash equivalents on hand to repay the line of credit. However, we have been in discussions with potential alternative sources of financing to repay and replace the RBC line of credit. We are currently in negotiations and expect to obtain alternative financing in the coming weeks. Since we do not yet have binding commitments, we cannot assure you that we will obtain alternative financing on terms favorable to us or at all. If we do not substantially meet our operating plan, generate sufficient proceeds from the sale of the Explorer Boulevard property, and replace or obtain an extension to the line of credit, additional financing would be necessary to repay $5,945,000 of debt due in February 2006, consisting of approximately $3,065,000 secured by the Explorer Boulevard facility (to the extent not previously paid on sale) and $2,880,000 of convertible notes. If additional credit or financing is not available on terms acceptable to us, we may seek to renegotiate certain of our contractual obligations. The sale of additional equity would result in dilution to stockholders. Arrangements for additional credit or other financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all.

ACQUISITION OF LARSCOM INCORPORATED

     On July 28, 2004, we completed our acquisition of Larscom and issued approximately 5,948,652 shares of our Common Stock for all the outstanding stock of Larscom. Additionally, we assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users. This acquisition reflects our strategy to pursue revenue growth, and brings a complementary customer base and product synergies

     The acquisition was recorded under the purchase method of accounting in the first quarter of fiscal 2005, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment. A summary of the total purchase consideration is as follows:

Value of common stock issued	$26,043
Value of options and warrants assumed	516
Direct transactions costs	1,300

Total purchase consideration	$27,859

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what we believe are among the critical accounting policies most affected by significant management estimates and judgments:

     Accounting for Acquisitions: We account for acquisitions as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. As such, we report all acquired tangible and intangible assets and liabilities at fair value. We recognize the fair value of the purchased intangible assets as operating expenses over the estimated useful life of each separate intangible asset. We recognize the fair value associated with any in-process technology as an operating expense in the period an acquisition is consummated. We value any employee stock options assumed as part of the acquisition using the Black-Scholes valuation model. The value of assumed vested options and the value of assumed unvested options in excess of the intrinsic value of such unvested options are included as part of the purchase price consideration. We report the intrinsic value of any unvested options as deferred compensation and record it as an operating expense over the remaining vesting period of the options. We value our stock issued as part of the consideration using the 5-day average price surrounding the date the acquisition was announced.

     Impairment of Long-Lived Assets and Goodwill. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 144. Our long-lived assets include, but are not limited to, the property held for lease located at 950 Explorer Boulevard in Huntsville, Alabama, related furniture and equipment, software licenses, and intangible assets related to acquisitions.

     We assess the impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 142. Due to circumstances that occurred during the first quarter of fiscal 2005, we completed a test for impairment of goodwill. These circumstances include the loss of product revenues from a significant customer, the low level of liquidity noted in the going concern opinion issued late in the quarter on our fiscal 2004 consolidated financial statements and the low market price of our common stock following the end of the first quarter. Based on this review, we determined that the carrying value of our goodwill was impaired and recorded an impairment charge related to goodwill of $19,984,000. The impairment charge was based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model.

     Prior to the first quarter of fiscal 2005, we utilized a fair value model that compared our carrying value of our equity to our market capitalization calculated by multiplying our outstanding shares by our current share price disregarding anomalies in share price that it deemed were temporary in nature. Due to the changes in facts and circumstances caused by the loss of product revenues from a significant customer, the significant volatility in our share price from the end of our 2004 fiscal year through the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, and our low level of liquidity, we evaluated the results of multiple fair value models and all available data points and concluded that the fair value calculated from a projected discounted cash flow model is a better indication of our fair value, as that term is contemplated in SFAS 142, Goodwill and Other Intangibles, than the market capitalization model used historically.

     Inventories. We value inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case we may increase or decrease the provision required for excess and obsolete inventory in future periods. During the first and second quarters of fiscal 2005, we recorded additional inventory reserves related to excess inventories, primarily due to our assumption that Nortel may not purchase the available AS2000 inventory on hand as of the end of the quarter. Inventory reserves totaled $9,145,000 and $3,316,000 as of December 31, 2004 and July 2, 2004, respectively.

     Revenue Recognition. With the exception of shipments to one customer, we recognize a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock our products. The reserve for future product returns was $357,000 and $313,000 as of December 31, 2004 and July 2, 2004, respectively. In regard to the exception mentioned above, this customer maintains significant inventories of our products and has a right to return products that remain unsold. Therefore, we do not recognize revenue for shipments to this customer until we are notified that the products have been shipped to the end user. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured.

     Warranty Provision. We record a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $2,118,000 and $1,192,000 as of December 31, 2004 and July 2, 2004, respectively.

     Allowance for Doubtful Accounts. We estimate losses resulting from the inability of our customers to make payments for amounts billed. The collectibility of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $1,295,000 and $536,000 as of December 31, 2004 and July 2, 2004, respectively.

     Restructuring Reserves. Restructuring reserves are based on estimates of the salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by us and for contractual payments we expect to continue to make for property no longer in use. Although we do not anticipate significant changes, the actual costs may differ from these estimates. Restructuring reserves totaled $2,028,000 and $390,000 as of December 31, 2004 and July 2, 2004, respectively.

     Deferred Tax Assets. We have provided a full valuation reserve related to our deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each quarter. The valuation allowance related to our deferred tax assets was $16,783,000 as of July 2, 2004.

Factors Affecting Future Results

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: the need to obtain credit or other financing or to renegotiate contractual obligations; the ability to obtain relief from noncompliance with financial covenants; the exercise of remedies by our lenders; satisfaction of future financial obligations; seeking a buyer of our property located at Explorer Boulevard; growth of our market segments; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; anticipated decline in sales of legacy products; engineering consolidation plans; and the adequacy of our liquidity and capital resources for the next fiscal year. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. The risk factors described herein should be read in conjunction with the risk factors more fully discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

•	Liquidity and Need for Additional Financing. . We will need other sources of financing or credit to repay borrowings under the line of credit and to provide working capital. To the extent our results of operations do not substantially meet our operating plan, or additional working capital is needed to support growth, credit or other financing may be needed in greater amounts or earlier than otherwise. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional credit or other financing may not be available when needed on terms favorable to us or at all. We have been in discussions with potential alternative sources of financing to repay and replace the RBC line of credit. We are currently in negotiations and expect to obtain alternative financing in the coming weeks. Since we do not yet have binding commitments, we cannot assure you that we will obtain alternative financing on terms favorable to us or at all.

•	Independent Registered Public Accounting Firm’s Report Includes a “Going Concern” Explanatory Paragraph. Our independent registered public accounting firm included in its report on our consolidated financial statements for the fiscal year ended July 2, 2004, a going concern explanatory paragraph, which states that we have uncertain revenue streams and a low level of liquidity that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues and cash flow adequate to support our capital and operating requirements.

•	Noncompliance with Financial Covenants. We were not in compliance with the financial covenants relating to the specified level of tangible net worth at January 28, 2005 or adjusted EBITDA for the rolling three months ended January 28, 2005. We are currently in discussions with RBC and intend to seek relief from our noncompliance with these covenants, although no assurance can be given that any such relief will be provided. A default under the line of credit also constitutes a default under a mortgage note secured by our facility located at 950 Explorer Boulevard in Huntsville, Alabama, and would permit the lender thereunder to accelerate the mortgage note or foreclose on the property securing the note. To our knowledge, the lenders have not sought to accelerate such debt, foreclose on the collateral or exercise any of their remedies under the loan documents. At this time we do not believe RBC or the mortgage lender will exercise any of their respective remedies under their respective loan documents other than rights to additional collateral; however no such assurance can be given.

•	Assets Pledged to Secure Debt. Substantially all of our assets are pledged as collateral to secure outstanding debt. As a result of our noncompliance with the tangible net worth and adjusted EBITDA covenants described above, or if we fail to meet payment or other obligations under the applicable agreements, the lenders may accelerate and declare all outstanding borrowings immediately due and payable and/or exercise their rights to foreclose on the collateral. Any acceleration or foreclosure by the lender under the credit facility would have a material adverse effect on our financial condition.

•	Dependence on Legacy and Recently Introduced Products and New Product Development. In prior years, the majority of sales have been provided by our legacy products, primarily the AS2000 product line. We have planned for some time for the eventual decline in sales of legacy products. Sales of the AS2000 have significantly declined in recent quarters and are expected to further decline in the future. While we believe we are positioning Verilink to offset the loss of legacy sales over the long-term, reduced legacy sales will impact our results of operations in the near-term, and sales of new products will often be at lower margins than legacy sales. Our future results of operations are dependent on market acceptance of existing and future applications for our existing products and new products in development.

•	Risks Associated With Acquisitions, Potential Acquisitions and Joint Ventures. One element of our strategy is to consider acquisition prospects and joint venture opportunities. Acquisitions of this nature by us could result in potentially dilutive issuance of equity securities, use of cash, the incurring of debt and the assumption of contingent liabilities, significant demands on management attention, and/or business risks associated with integrating other businesses into us, any of which could have a material adverse effect on our business and operating results and/or the price of our common stock.

•	Customer Concentration. A small number of customers have historically accounted for a majority of our sales, with a single customer’s orders for legacy products accounting for a majority of sales in many fiscal quarters. There can be no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods, or that we will be able to obtain orders from new customers.

•	Dependence on Key Personnel. Our future success will depend to a large extent on the continued contributions of our executive officers and key management, sales, marketing and technical personnel. We have recently implemented a temporary salary reduction program to conserve cash together with special equity incentive grants. Our current financial condition and salary reductions may make it more difficult to attract and retain key personnel.

•	Dependence on Key Suppliers and Component Availability. The loss of a key supplier, loss of a contract manufacturer, an increase in required lead times, adverse change in payment practices or other terms and conditions, an increase in prices of component parts, interruptions in the supply of any components, our inability or our third party sub-contractor to procure components from alternative sources at acceptable prices and within a reasonable time, could have a material adverse effect upon our business, financial condition and results of operations.

•	Potential Volatility of Stock Price. The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors.

•	Competition. The market for telecommunications network access equipment addressed by our product families can be characterized as highly competitive, with intensive price pressure. Many of our current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than us, and many have long-established relationships with network service providers.

•	Rapid Technological Change. The network access and telecommunications equipment markets are characterized by rapidly changing technologies and frequent new product introductions. Our business, financial condition and results of operations would be materially adversely affected if we were to be unsuccessful, or to incur significant delays in developing and introducing new products or enhancements.

•	Compliance with Regulations and Evolving Industry Standards. The market for our products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of our products.

•	Risks Associated With Entry into International Markets. Historically, we have little experience in the International markets, but are expanding sales of our products outside of North America and expect to grow certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, higher costs, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in receivables collection and potentially adverse tax consequences.

•	Risk of Third Party Claims of Infringement; Limited Protection of Intellectual Property. The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations could be materially adversely affected. We rely upon a combination of statutory and contractual restrictions to establish and protect proprietary rights in our products and technologies. There can be no assurance that these statutory and contractual arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are subject to interest rate risks on our notes payable to bank and long-term debt. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the additional interest expense would not be material. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Verilink Corporation was held on November 17, 2004 (the “Annual Meeting”). The voting of holders of record of 18,885,023 shares of our Common Stock outstanding at the close of business on October 4, 2004 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(c)	The matters voted upon at the Annual Meeting are as follows:

•	To elect two (2) Class II directors to hold office until the 2007 Annual Meeting of Stockholders or until his successor has been duly elected or appointed. Howard Oringer: FOR: 18,446,345; WITHHELD: 438,677. John McGuire: FOR: 18,443,329; WITHHELD: 441,694. The other four members of our Board of Directors, Leigh S. Belden, John E. Major, Steven C. Taylor and Desmond P. Wilson III, have terms that continued after the meeting.

•	To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 1, 2005. FOR: 18,619,134; AGAINST: 222,513; ABSTAINED: 43,375.

     In our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 30, 2004, we reported the resignation of PricewaterhouseCoopers LLP as our independent registered public accounting firm and the engagement of Ehrhardt Keefe Steiner & Hottman PC, Certified Public Accountants and Consultants, as our new independent registered public accounting firm, each effective as of December 28, 2004.

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

VERILINK CORPORATION

February 14, 2005	By:	/s/ Timothy R. Anderson

Timothy R. Anderson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)