Form 10-Q
period 2005-04-01
VERILINK CORP
filed 2005-05-10
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

          The number of shares outstanding of the issuer’s common stock as of April 29, 2005 was 22,945,140.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended

	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004

Product sales	$10,800	$12,448	$30,834	$30,467
Service sales	3,031	1,198	8,547	1,863

Net sales	13,831	13,646	39,381	32,330

Product cost of sales	8,226	7,686	22,998	16,729
Service cost of sales	1,624	753	3,865	1,069

Total cost of sales	9,850	8,439	26,863	17,798

Gross profit	3,981	5,207	12,518	14,532

Operating expenses:
Research and development	1,796	2,149	5,792	4,981
Selling, general and administrative	4,592	3,852	13,920	8,340
Amortization of acquired intangible assets	645	265	1,901	713
Impairment charge related to goodwill	—	—	19,984	—
Restructuring charges	(42)	400	692	400

Total operating expenses	6,991	6,666	42,289	14,434

Operating income (loss)	(3,010)	(1,459)	(29,771)	98
Interest and other income, net	624	219	995	635
Interest expense	(188)	(148)	(428)	(221)

Income (loss) before provision for income taxes	(2,574)	(1,388)	(29,204)	512
Provision for income taxes	—	—	—	—

Net income (loss)	$(2,574)	$(1,388)	$(29,204)	$512

Earnings (loss) per share:
Basic	$(0.11)	$(0.09)	$(1.32)	$0.03

Diluted	$(0.11)	$(0.09)	$(1.32)	$0.03

Weighted average shares outstanding:
Basic	22,890	15,048	22,084	14,850

Diluted	22,890	15,048	22,084	16,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

	April 1, 2005	July 2, 2004

ASSETS
Current assets:
Cash and cash equivalents	$4,881	$3,448
Restricted cash	333	—
Accounts receivable, net	10,232	7,881
Inventories, net	7,450	6,010
Other current assets	884	941

Total current assets	23,780	18,280
Property held for lease, net	6,124	6,269
Property, plant and equipment, net	1,956	1,381
Goodwill	5,464	9,887
Other intangible assets, net	16,048	9,182
Other assets	360	1,139

	$53,732	$46,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$—	$2,046
Current portion of long-term debt and capital lease obligations	7,688	487
Accounts payable	6,869	6,229
Accrued salaries and wages	1,710	1,473
Accrued liabilities	3,268	2,128
Deferred revenues	1,069	799
Warranty reserve	2,127	1,192
Warrants liability	1,341	—
Accrued purchase consideration	439	1,148

Total current liabilities	24,511	15,502
Long-term debt and capital lease obligations, less current portion above	5,921	6,262
Other long term liabilities	767	—

Total liabilities	31,199	21,764

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000 shares authorized; 22,924 and 16,777 shares outstanding	229	168
Additional paid-in capital	86,322	59,532
Deferred compensation	(1)	(520)
Accumulated other comprehensive loss	(46)	(39)
Accumulated deficit	(63,971)	(34,767)

Total stockholders’ equity	22,533	24,374

	$53,732	$46,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended

	April 1, 2005	April 2, 2004

Cash flows from operating activities:
Net income (loss)	$(29,204)	$512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,020	1,457
Impairment charge related to goodwill	19,984	—
Compensation expense related to stock awards	—	1,000
Amortization of deferred compensation	506	97
Forgiveness of convertible notes	(121)	—
Accrued interest on note receivable from stockholder, net of change in reserves	—	(293)
Loss on retirement of property, plant and equipment	1	6
Gain on revaluation of warrants	(528)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	295	(3,094)
Inventories, net	1,776	318
Other assets	1,485	30
Accounts payable	(1,511)	1,790
Accrued expenses	(3,565)	1,187
Other non-current liabilities	(244)	—

Net cash (used in) provided by operating activities	(8,106)	3,010

Cash flows from investing activities:
Purchases of property, plant and equipment	(303)	(540)
Purchase of short-term investments	—	(26)
Payments related to product line acquisitions	(709)	(1,181)
Cash acquired in acquisition of Larscom Incorporated, net of transaction costs	3,992	—
Acquisition of XEL Communications, Inc., net of cash acquired	—	(7,612)
Proceeds from repayment of notes receivable	—	240

Net cash provided by (used in) investing activities	2,980	(9,119)

Cash flows from financing activities:
Proceeds from bank borrowings and long term debt, net	10,447	—
Repayment of bank borrowings and long term debt	(3,883)	(548)
Repurchase of common stock	(194)	—
Proceeds from issuance of common stock	196	1,031

Net cash used in financing activities	6,566	483

Change in other comprehensive loss	(7)	(5)

Net increase (decrease) in cash and cash equivalents	1,433	(5,631)
Cash and cash equivalents at beginning of period	3,448	8,503

Cash and cash equivalents at end of period	$4,881	$2,872

(continued on next page)

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued from previous page)
(unaudited, in thousands)

	Nine Months Ended

	April 1, 2005	April 2, 2004

Supplemental disclosures:
Non-cash investing activities:
Acquisition of Larscom Incorporated for stock	$26,559	$—
Purchase of property, plant and equipment through capital lease obligations	$173	$—
Convertible notes issued in acquisition of XEL Communications, Inc.	$—	$10,480
Non-cash financing activities:
Repayment of notes receivable from stockholder	$—	$2,428

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

          The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about our ability to continue as a going concern. Sales of legacy products to Nortel Networks, our largest customer in fiscal 2004, declined from 54% of net sales in the first quarter of fiscal 2004 to 16% of net sales in the fourth quarter of fiscal 2004, and declined to  less than 1% of net sales in the first nine months of fiscal 2005.

          We have prepared for reduced legacy sales through acquisitions, by investment in next generation broadband access products, and the alignment of our operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management evaluates the revenue outlook and adjusts spending levels as necessary.

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at a fixed price per share. Proceeds received from the issuance of these notes were used to repay the line of credit with RBC Centura Bank (“RBC”), which was due to expire on April 7, 2005. We believe that our cash and cash equivalents, cash flow from operations and anticipated proceeds from the sale of the facility located at 950 Explorer Boulevard, Huntsville, Alabama will be sufficient to fund our operations through the next twelve months. However, if the facility is not sold or is sold for substantially less than the appraised value, we will need other sources of credit or financing in early calendar 2006 to repay amounts due in February 2006 under the convertible promissory notes and note payable on real estate and to provide working capital. If additional credit or other financing is not available as needed or on terms acceptable to us, we may seek to renegotiate certain of our contractual obligations.

Note 2 – Comprehensive Income (Loss)

          We record gains or losses on our foreign currency translation adjustments and presents it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Comprehensive loss for the three months ended April 1, 2005 and April 2, 2004 totaled $2,576,000 and $1,391,000, respectively. Comprehensive loss for the three months ended April 1, 2005 consists of $2,574,000 of net loss and $2,000 of foreign currency translation adjustments, and comprehensive loss for the three months ended April 2, 2004 consists of $1,388,000 of net loss and $3,000 of foreign currency translation adjustments. Comprehensive loss for the nine months ended April 1, 2005 totaled $29,211,000 and comprehensive income for the nine months ended April 2, 2004 totaled $507,000. Comprehensive loss for the nine months ended April 1, 2005 consists of $29,204,000 of net loss and $7,000 of foreign currency translation adjustments. Comprehensive income for the nine months ended April 2, 2004 consisted of $512,000 of net income and $5,000 of foreign currency translation adjustments. As of April 1, 2005 and July 2, 2004, total accumulated other comprehensive loss was $46,000 and $39,000, respectively.

Note 3 – Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of our Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and nine months ended April 1, 2005 and April 2, 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004

Net income (loss)	$(2,574)	$(1,388)	$(29,204)	$512

Weighted average shares outstanding:
Basic	22,890	15,048	22,084	14,850
Effect of potential common stock from the exercise of stock options and warrants	—	—	—	1,447

Diluted	22,890	15,048	22,084	16,297

Basic earnings (loss) per share	$(0.11)	$(0.09)	$(1.32)	$0.03

Diluted earnings (loss) per share	$(0.11)	$(0.09)	$(1.32)	$0.03

Weighted average option shares and warrants excluded from computation of diluted earnings (loss) per share because their effect is anti-dilutive	6,227	3,872	5,733	280

          Potential common shares from conversion of convertible notes as of April 1, 2005 totaling 3,863,207 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Note 4 – Inventories

          Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consist of the following (in thousands):

	April 1, 2005	July 2, 2004

Inventories:
Raw materials	$8,951	$5,828
Work in process	342	140
Finished goods	5,807	2,254
Miniplex inventory purchase commitment	776	1,104

	15,876	9,326
Less: inventory reserves	(8,426)	(3,316)

Inventories, net	$7,450	$6,010

Note 5 – Acquisition of Larscom Incorporated

          On July 28, 2004, we completed our acquisition of Larscom Incorporated (“Larscom”) and issued approximately 5,948,652 shares of our Common Stock for all the outstanding stock of Larscom. We also assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users. This acquisition reflects our strategy to pursue revenue growth, and brings a complementary customer base and product synergies. The results for the nine months ended April 1, 2005 include the results of Larscom since July 29, 2004, the first date after the closing of the acquisition.

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

	Three Months Ended		Nine Months Ended

	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004

Net sales	$13,831	$20,335	$40,834	$63,669
Net loss	$(2,574)	$(4,277)	$(32,066)	$(10,799)
Earnings (loss) per share, basic	$(0.11)	$(0.20)	$(1.41)	$(0.52)
Earnings (loss) per share, diluted	$(0.11)	$(0.20)	$(1.41)	$(0.52)

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

          Prior to the first quarter of fiscal 2005, our annual impairment assessment considered the carrying value of our equity to our market capitalization calculated by multiplying our outstanding shares by our current share price, disregarding anomalies in share price that we deemed were temporary in nature. Due to the changes in facts and circumstances caused by the loss of product revenues from Nortel Networks (our largest customer in fiscal 2004), the significant volatility in our share price from the end of our 2004 fiscal year through the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, and our low level of liquidity, we considered both quoted market prices and discounted cash flows as fair value models and concluded that a projected discounted cash flow model is a better indicator of our fair value, as that term is contemplated in SFAS 142, Goodwill and Other Intangibles, than the market capitalization model used historically.

Note 7 – Other Intangible Assets

          Acquired other intangible assets subject to amortization are as follows (in thousands):

	April 1, 2005		July 2, 2004

	Gross Carrying Costs	Accumulated Amortization	Gross Carrying Costs	Accumulated Amortization

Customer relations	$11,834	$2,891	$8,556	$2,117
Developed technology	6,956	1,940	2,390	1,105
Trademarks	2,473	384	1,549	91

	$21,263	$5,215	$12,495	$3,313

          The approximate estimated annual amortization for other intangibles for the current fiscal year, the next five fiscal years and thereafter is (in thousands):

Fiscal years ending June:

2005	$2,547
2006	$2,580
2007	$2,451
2008	$2,145
2009	$2,054
2010	$1,450
Thereafter	$4,722

Note 8 – Warranty Liability

          We record a warranty provision at the time of each sale. We generally warrant our products from one to five years based on product line. A reconciliation of the changes in warranty liability for the nine months ended April 1, 2005 and April 2, 2004 is (in thousands):

	Nine Months Ended

	April 1, 2005	April 2, 2004

Balance as of beginning of period	$1,192	$1,374
Additions:
Additions from acquisition	1,019	60
Additions charged to income	235	148
Less deductions from the reserves	(319)	(188)

Balance as of end of period	$2,127	$1,394

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

          In September 2004, we announced plans to consolidate our engineering functions in our Madison, Alabama and Newark, California facilities. As a result of this engineering resource alignment, we closed our Santa Barbara, California office and transitioned the engineering located in Aurora, Colorado to the appropriate facility in either Madison, Alabama or Newark, California, both of which were substantially completed during the second quarter of fiscal 2005. The Aurora, Colorado facility was acquired as part of our acquisition of XEL in February 2004 and the Santa Barbara, California office was acquired as part of our acquisition of the NetEngine product line in January 2003. As part of this engineering consolidation plan, we reduced our workforce by approximately 5% and recorded restructuring charges totaling $624,000 in the nine months ended April 1, 2005, including $576,000 for one-time termination benefits for departing personnel and $48,000 for other costs associated with office and resource re-alignment. This office and resource alignment was completed in the third quarter of fiscal 2005.

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

          During 2001, Larscom closed its facility in Durham, North Carolina, but remained financially responsible for the existing lease and recorded the remaining lease payments as a restructuring charge. Larscom entered into a sublease agreement for the entire 27,000 square foot facility with Silicon Wireless Corporation (a start-up company) that had a commencement date of February 15, 2002. Due to the uncertainty of the receipt of income under the sublease, restructuring expenses are reduced as the sublease income is received. As of July 28, 2004, the balance in the restructuring accrual totaled $1,299,000. We made monthly payments during the nine months ended April 1, 2005 totaling $248,000 which reduced the accrual. Sublease payments received during the first and second quarters of fiscal 2005 totaling $43,000 and $62,000, respectively, were recorded as a reduction in restructuring charges recorded on the condensed consolidated statement of operations. No sublease payments were received during the third quarter of fiscal 2005 as Silicon Wireless Corporation works to seek additional sources of financing. We expect the remaining lease obligation will be paid out by January 2007. No additional restructuring costs are expected to be incurred related to this lease.

          During 2003, Larscom abandoned its former headquarters in Milpitas, California. As of July 28, 2004, the balance in the accrual related to this abandonment totaled $42,000, which relates to final payment of costs for the lease that expired in August 2004. We expect that the remaining balance will be paid out by the end of the current fiscal year.

          In connection with the Larscom acquisition, we announced plans to eliminate redundant positions and to consolidate certain manufacturing and administrative positions in Newark, California with our operations in Madison, Alabama. We assumed a liability totaling $1,470,000 for employment termination costs as of the acquisition date recorded in accordance with EITF 95-3. We recorded additional restructuring charges in the nine months ended April 1, 2005 totaling approximately $434,000 related to additional employment termination costs. We completed these consolidation activities during the second quarter of fiscal 2005. This restructuring reserve assumed in the Larscom acquisition was reduced a total of $305,000 in the second and third quarters of fiscal 2005 due to changes in the employment status of certain employees.

          The following table provides details of the activity and remaining balances for restructuring charges as of April 1, 2005 (in thousands):

	Total Charges	Real Estate and Other Costs	Employee Termination Costs

XEL Consolidation:
Balance as of July 2, 2004	$390	$—	$390
Restructuring charge in the year-to-date period	26	—	26
Payments made in cash	(414)	—	(414)

Balance as of end of period	$2	$—	$2

Engineering Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Restructuring charge in the year-to-date period	576	48	624
Payments made in cash	(566)	(48)	(614)

Balance as of end of period	$10	$—	$10

2001 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	1,299	1,299	—
Restructuring charge in the year-to-date period	—	—	—
Payments made in cash	(248)	(248)	—

Balance as of end of period	$1,051	$1,051	$—

2003 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	42	42	—
Restructuring charge in the year-to-date period	—	—	—
Payments made in cash	—	—	—

Balance as of end of period	$42	$42	$—

Larscom Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Established as of July 28, 2004	1,470	—	1,470
Restructuring charge in the year-to-date period	434	—	434
Payments made in cash	(1,568)		(1,568)
Adjustment to restructuring charge	(305)	—	(305)

Balance as of end of period	$31	$—	$31

Note 10 — Note Payable to Bank

          In connection with the issuance of the senior convertible notes discussed in Note 11 below, the amount outstanding under the revolving line of credit with RBC totaling $3,500,000 was repaid and the loan and security agreement terminated as of March 21, 2005. The interest on outstanding borrowings was at a rate of 250 basis points over the 30-day London inter-bank offered rate. All of our assets, other than the property subject to lease and restricted cash, were pledged as collateral securing amounts outstanding under this line.

Note 11 – Long-term Debt

          Long-term debt and capital lease obligations consist of the following (in thousands):

	April 1, 2005	July 2, 2004

Senior convertible notes, 6% coupon rate, payable in $1,000,000 quarterly payments beginning in July 2005 (or sooner under certain circumstances)	$7,177	$—
Note payable on real estate	3,389	3,723
Convertible promissory notes	2,880	3,001
Capital lease obligations	163	25

	13,609	6,749
Less: Current portion of long-term debt and lease obligations	(7,688)	(487)

Long-term debt	$5,921	$6,262

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior convertible notes will be subject to weighted average anti-dilution adjustments. The senior convertible notes may not be converted into more than 20% of the number of shares or voting power of our common stock outstanding as of the closing of the financing until such conversion or exercise has been approved by our stockholders. As of April 1, 2005, a total of $10,000,000 in face value of senior convertible notes was outstanding. These senior convertible notes are recorded in the condensed consolidated balance sheet at April 1, 2005, at the discounted amount of $7,176,000. We are recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the senior convertible notes. In connection with this transaction, we also issued warrants to purchase shares of our common stock as described in Note 14 – Warrants.

          The senior convertible notes bear interest at a rate of six percent per annum and are repayable in ten quarterly installments beginning in July 2005, or earlier upon the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that we have obtained stockholder approval to the extent necessary, by the delivery of shares of common stock at a price equal to the lower of (i) the conversion price of $3.01 or (ii) 90% of the weighted average sale price of our common stock for the fifteen consecutive trading days ending on the fourth trading day immediately preceding the applicable interest or installment payment date. Such issuance of common stock will not result in anti-dilution adjustments to the conversion price of the senior convertible notes. If by November 21, 2005, we have not obtained stockholder approval of the issuance of the senior convertible notes, the warrants and the shares of common stock to be issued thereunder and an increase in our authorized capital of at least 10,000,000 shares of common stock, we will be required to make at least 50% of interest and installment payments made after such date in cash. If, as of the end of each fiscal quarter during the period in which the senior convertible notes are outstanding, we fail to maintain certain minimum working capital requirements, as defined in the notes, the holders of the senior convertible notes may require us to make an additional installment payment under the senior convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior convertible notes. Substantially all of our assets are pledged as collateral for amounts outstanding under the senior convertible notes.

          In connection with our June 2000 acquisition of a facility in Huntsville, Alabama located at 950 Explorer Boulevard, we entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of the property and to make improvements thereon. In December 2000, we entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance further improvements to the facility. The land and building are provided as collateral for amounts outstanding under these agreements. In June 2004, the outstanding balances under the two loan agreements were combined under one note, which requires a monthly payment of $50,000. The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate, which was 4.92% at April 1, 2005. As of April 1, 2005, the amount outstanding under this note totaled $3,389,000. The final balloon payment of approximately $3,065,000 is due on February 1, 2006.

          We issued two convertible promissory notes in February 2004 totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. If the holders convert any portion of the convertible promissory notes, the holders must repay all interest received by them on the portion of the convertible promissory note converted before we will issue the common stock. Interest expense will be reduced by the amount of interest repaid by the holders in the period the convertible promissory note is converted into common stock. Under the terms of the $10,000,000 convertible promissory note, the note was reduced by $350,000 for payment of retention bonuses in February 2005 to certain XEL employees pursuant to retention agreements between us and the employees. As the retention bonuses were accrued and charged to compensation expense, the carrying value of the convertible promissory note was reduced and other income from the loan reduction was recorded, which totaled $8,000 and $121,000 in the three months and nine months ended April 1, 2005, respectively.

          Long-term debt at April 1, 2005 also includes three capital lease obligations totaling $163,000, which currently require monthly payments totaling $6,309, including interest at rates ranging from 10% to 13.6%. These leases terminate on various dates between March 2006 and February 2010.

Note 12 – Stock Based Compensation

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

          Had we recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under our stock option plan and stock purchase plan, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below for the respective periods (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004

Net income (loss), as reported	$(2,574)	$(1,388)	$(29,204)	$512
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects and valuation allowance	207	11	480	49
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects and valuation allowance	(738)	(505)	(2,125)	(1,054)

Pro forma net loss	$(3,105)	$(1,882)	$(30,849)	$(493)

Earnings (loss) per share:
Basic – as reported	$(0.11)	$(0.09)	$(1.32)	$0.03

Basic – pro forma	$(0.14)	$(0.13)	$(1.40)	$(0.03)

Diluted – as reported	$(0.11)	$(0.09)	$(1.32)	$0.03

Diluted – pro forma	$(0.14)	$(0.13)	$(1.40)	$(0.03)

          In connection with the acquisition of XEL Communications, Inc., we issued 187,826 shares of restricted common stock to certain employees of XEL and recorded deferred compensation of $1,000,000, which will be charged to expense over the three year vesting period. In the event the employees who received the restricted common stock are terminated by us, or resign for good cause as defined in the restricted stock award, then the restricted shares will vest as of the termination date and the remaining deferred compensation will be charged to expense. On February 17, 2005, we accelerated the vesting of the restricted stock awards outstanding as of that date and the remaining deferred compensation was charged to expense. Total compensation expense related to these restricted shares totaled $207,000 and $476,000 for the three months and nine months ended April 1, 2005, respectively.

Note 13 – Common Stock

          Restricted stock awards issued to certain employees following the XEL acquisition vested during fiscal 2005 as provided by the award and as described above in Note 12 – Stock Based Compensation. The employees elected to reduce the shares received in payment of the required tax withholdings. Therefore, we recorded 61,213 shares received as treasury stock with a value of $195,000 and remitted the required tax withholdings to the taxing authorities.

Note 14 – Warrants

          On March 21, 2005, we issued warrants in connection with the issuance of the $10,000,000 senior convertible notes to purchase up to 830,563 shares of our common at a price per share of $3.41. These warrants have a term of five years and are exercisable beginning September 21, 2005.

          In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance. As a liability, the warrants are revalued each period until and unless the warrants are exercised. During the three months ended April 1, 2005, we recorded other income of $528,000 related to the change in fair value from the date of issuance of these warrants to April 1, 2005. This amount is included as a component of Interest and other income, net, in the accompanying condensed consolidated statement of operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

Note 15 – Commitments and Contingences

          We lease various sales offices, warehouse space and equipment under operating leases that expire on various dates from June 2005 through March 2010. Additionally, we assumed certain operating leases in the Larscom acquisition related principally to buildings in Newark, California and Durham, North Carolina, which have terms that expire in 2008 and 2007, respectively. Rent expense under all non-cancelable operating leases totaled $244,000 and $180,000 for the three months ended April 1, 2005 and April 2, 2004, respectively. Rent expense under all non-cancelable operating leases totaled $742,000 and $480,000 for the nine months ended April 1, 2005 and April 2, 2004, respectively. Sublease rental income was $0 and $86,000 for the three months and nine months ended April 1, 2005, respectively. Future minimum lease payments under all non-cancelable operating leases and sublease rental income as of April 1, 2005 are as follows (in thousands):

Fiscal year,	Operating Leases	Sublease Rental Income

2005 (April to June)	$256	$65
2006	855	268
2007	719	161
2008	567	—
2009	125	—
2010	65	—

Total minimum lease payments	$2,587	$494

          As of April 1, 2005, we had approximately $2,984,000 of non-cancelable purchase commitments outstanding for inventory and inventory components.

          We are not currently involved in any legal proceedings expected to have a material adverse effect on our financial conditions or results of operations. From time to time, however, we may be subject to claims and lawsuits arising in the normal course of business.

Note 16 – Recently Issued Accounting Pronouncements

          During September 2004, the EITF released Issue 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share (“EPS”). The guidance is expected to be effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. We anticipate that the adoption of this guidance will not have a material effect on the computation of EPS in prior periods since we did not have contingently convertible debt in those periods. In addition, the FASB is considering amending SFAS No. 128 to make it consistent with International Accounting Standard 33, and to make EPS computations comparable on a global basis. The amended standard is expected to be effective for all periods ending after December 15, 2004. We anticipate that the adoption of Issue 04-08 and the amendment to SFAS No. 128 will not have a material impact on the computation of our EPS.

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

          In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment (“FAS 123R”), amending FAS No. 123, effective beginning our first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in our financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between FAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We will consider the guidance of this SAB as we adopt FAS 123R. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our condensed consolidated financial statements in Note 12 — Stock Based Compensation. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We have not yet determined the method of adoption or the effect of adopting FAS 123R. We are assessing the requirements of FAS 123R and expect that its adoption will have a material impact on our results of operations and earnings (loss) per share.

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

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

          In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Corporation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of adopting this interpretation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Verilink is a leading provider of next-generation broadband access products and services. Our products support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present time-division multiplexing (“TDM”) based networks to IP-based networking. We develop, manufacture, and market integrated access devices (“IADs”), Optical Ethernet access products and bandwidth aggregation solutions. These products are sold to service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners, and are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, IP/PPP multi-link access routing, service inter-working, and the migration of networks from traditional TDM based access to IP/Ethernet. Our customers include regional bell operating companies (“RBOCs”), inter-exchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), independent operating companies, competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies. We were founded in California in 1982 and are incorporated as a Delaware corporation.

          In fiscal 2005, we have continued our acquisition strategy to drive revenue growth, gain market share with expanded product offerings, and strengthen our position for the high-growth emerging markets in next generation broadband access including VoIP, routing and optical access. On July 28, 2004, we completed our acquisition of Larscom Incorporated (“Larscom”), a leading provider of high-speed broadband and optical Ethernet access products. The Larscom acquisition brings a broadened product line to address new market opportunities in the carrier and large enterprise markets, and includes the Orion 7400 Optical Ethernet access platform, the eLink family of TDM-based IADs and other related product lines. This acquisition also brings existing customer contracts and relationships, sales, sales engineering, customer service and support personnel, and an engineering team based in Newark, California. The results for the nine months ended April 1, 2005 include the results of Larscom since July 29, 2004, the first date after the closing of the acquisition.

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

          We have prepared for reduced legacy sales through our recent acquisitions, by investment in next generation broadband access products, and the alignment of our operating costs with management’s revenue expectations in light of current conditions in the telecommunications equipment industry. On a quarterly basis, management evaluates revenue outlook and adjusts spending levels as necessary. Following in the end of our third fiscal quarter, we reduced headcount in certain areas and reduced operating expense targets for the fourth fiscal quarter.

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at a fixed price per share. Proceeds received from the issuance of these senior convertible notes were used to repay the line of credit with RBC Centura Bank (“RBC”), which was due to expire on April 7, 2005. We believe that our cash and cash equivalents, cash flow from operations, and anticipated proceeds from the sale of the facility located at 950 Explorer Boulevard, Huntsville, Alabama will be sufficient to fund our operations through the next twelve months. However, if the facility is not sold or is sold for substantially less than the appraised value, we will need other sources of credit or financing in early calendar 2006 to repay amounts due in February 2006 under the convertible promissory notes and note payable on real estate and to provide working capital. If additional credit or other financing is not available as needed or on terms acceptable to us, we may seek to renegotiate certain of our contractual obligations.

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

	Three months ended		Nine months ended

	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004

Product sales	78.1%	91.2%	78.3%	94.2%
Service sales	21.9	8.8	21.7	5.8

Net sales	100.0	100.0	100.0	100.0

Product cost of sales	59.5	56.3	58.4	51.8
Service cost of sales	11.7	5.5	9.8	3.3

Cost of sales	71.2	61.8	68.2	55.1

Gross profit	28.8	38.2	31.8	44.9

Operating expenses:
Research and development	13.0	15.8	14.7	15.4
Selling, general and administrative	33.2	28.2	35.4	25.8
Amortization of acquired intangible assets	4.7	2.0	4.8	2.2
Impairment charge related to goodwill	—	—	50.7	—
Restructuring charges	(0.3)	2.9	1.8	1.2

Total operating expenses	50.6	48.9	107.4	44.6

Operating income (loss)	(21.8)	(10.7)	(75.6)	0.3
Interest and other income, net	4.5	1.6	2.5	2.0
Interest expense	(1.3)	(1.1)	(1.1)	(0.7)

Income (loss) before provision for income taxes	(18.6)	(10.2)	(74.2)	1.6
Provision for income taxes	—	—	—	—

Net income (loss)	(18.6)%	(10.2)%	(74.2)%	1.6%

          Sales. Net sales for the three months ended April 1, 2005 increased 1% to $13,831,000 from $13,646,000 in the comparable period of the prior fiscal year. This increase is primarily a result of our acquisition of Larscom in July 2004, offset by the decline in sales of AS2000 products to Nortel. Net sales for the nine months ended April 1, 2005 increased 22% to $39,381,000 from $32,330,000 for the same period of the prior year. This increase is primarily a result of our acquisitions of XEL Communications, Inc. (“XEL”) in February 2004 and Larscom in July 2004, offset by the decline in sales of AS2000 products to Nortel. Net sales of carrier and carrier access products and services, which include XEL, Miniplex products and the AS2000 product family, decreased 40% to $6,270,000 in the three months ended April 1, 2005 from $10,399,000 in the comparable prior year period. Net sales of carrier and carrier access products decreased 16% in the nine months ended April 1, 2005 over the same period of the prior fiscal year. These net decreases were primarily due to the addition of the XEL products and services offset by a decline in sales of AS2000 products, which decreased from $3,963,000 in the three months ended April 2, 2004 to $258,000 in the three months ended April 1, 2005, and from $13,419,000 in the nine months ended April 2, 2004 to $704,000 for the nine months ended April 1, 2005. We expect little, if any, sales of AS2000 products to Nortel in the future. Net sales of enterprise access products and services in the three months ended April 1, 2005 increased 133% to $7,561,000 from $3,247,000 in the comparable period in the prior fiscal year. Net sales of enterprise access products and services in the nine months ended April 1, 2005 increased 108% from $9,926,000 to $20,666,000. These increases are primarily a result of sales of Larscom products and services. Total services revenue for the three months ended April 1, 2005 increased to $3,031,000 from $1,198,000 for the three months ended April 2, 2004, and total services revenue for the nine months ended April 1, 2005 increased to $8,547,000 from $1,863,000 for the same period of the prior year. These increases as compared to the prior year are attributable to the service businesses of XEL and Larscom.

          Our business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to our top five customers decreased 13% in the three months ended April 1, 2005 to $9,289,000 from $10,635,000 in the comparable period in the prior year, and increased 5% in the nine months ended April 1, 2005 to $25,427,000 from $24,318,000 in the comparable period in the prior year. Net sales to all other customers increased by 51% and 74% in the three- and nine-month periods ended April 1, 2005, respectively, from the comparable periods in the prior fiscal year. Our top five customers did not remain the same over these periods. Sales to Verizon accounted for 44% of net sales in the three months ended April 1, 2005, as compared to 43% for the same period last year and accounted for 43% of net sales in the nine months ended April 1, 2005, as compared to 22% for the same period last year. While sales to Nortel accounted for 36% of the prior year’s sales for the nine months ended April 2, 2004, net sales to them during the nine months ended April 1, 2005 were less than 1% of net sales.

          Gross Profit. Gross profit decreased to 28.8% of net sales for the three months ended April 1, 2005 as compared to 38.2% for the three months ended April 2, 2004. This decrease is attributable to a number of factors, including the change in product and services sales mix between the periods, the impact of the decline in sales of AS2000 products, additional inventory reserves provided against excess inventory and decreased pricing in certain areas. Gross profit decreased to 31.8% of net sales for the nine months ended April 1, 2005 as compared to 44.9% for the nine months ended April 2, 2004. This decrease is also attributable to a number of factors, including the change in product and services sales mix between the periods, the impact of the decline in sales of AS2000 products, additional inventory reserves provided against excess inventories, and to a lesser extent, decreased pricing in certain areas effective January 1, 2005. Gross profit in the three- and nine-month periods ended April 1, 2005 were reduced by $448,000 and $1,119,000, respectively, related to additional inventory reserves provided against excess inventories. Gross profit related to service revenues increased to 46.4% for the three months ended April 1, 2005 as compared to 37.1% for the three months ended April 2, 2004, and increased to 54.8% for the nine months ended April 1, 20054 from 42.6% for the nine months ended April 2, 2004, primarily due to the impact from the XEL and Larscom acquisitions. In the fourth quarter of fiscal 2005, we have planned product cost reductions that we expect to improve gross margins.

          Research and Development. Research and development expenditures for the three months ended April 1, 2005 decreased 16% to $1,796,000 from $2,149,000 for the same period in the prior year, and decreased as a percentage of sales from 15.8% to 13.0%. Research and development expenditures for the nine months ended April 1, 2005 increased 16% to $5,792,000 from $4,981,000 for the same period in the prior year, and decreased as a percentage of sales from 15.4% to 14.7%. The decrease in spending for the three months ended April 1, 2005 compared to the same quarter in the prior fiscal year is a result of the reduction in staff from the consolidation of engineering in the Santa Barbara, California and Aurora, Colorado offices into our offices in Madison, Alabama and Newark, California. The increase in spending for the nine month period ended April 1, 2005 is primarily due to the addition of staff in connection with the acquisitions of XEL and Larscom offset by a reduction in staff due to consolidation efforts. Research and development expenses for the nine month period ended April 1, 2005 includes $139,000 related to compensation charges associated with retention bonus accruals and restricted stock awards. We believe that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, we continue to monitor the level of our investment in research and development activities and adjust quarterly spending levels, upward or downward, based upon anticipated sales volume.

          Selling, General and Administrative. Selling, general and administrative expenses for the three months ended April 1, 2005 increased 19% to $4,592,000 from $3,852,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 28.2% to 33.2%. Selling, general and administrative expenses for the nine months ended April 1, 2005 increased 67% to $13,920,000 from $8,340,000 in the comparable period in the prior fiscal year and increased as a percentage of sales from 25.8% to 35.4%. The increase over the same period in the prior year is primarily due to increased headcount and related expenses primarily attributable to the acquisitions of XEL and Larscom. Selling, general and administrative expenses for the three- and nine- months ended April 1, 2005 includes a total of $118,000 and $594,000, respectively, related to charges associated with acquisitions, consisting of compensation charges for retention bonuses, restricted stock awards, and other direct acquisition related expenses. Based on our review of spending levels, we expect overall selling, general and administrative expenses for the fourth quarter of fiscal 2005 to decrease due to lower headcount and spending targets.

          Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets for the three- and nine- months ended April 1, 2005 totaled $645,000 and $1,901,000, respectively, as compared to $265,000 and $713,000 for the comparable periods of the prior fiscal year.

          Impairment Charge Related to Goodwill. During the three months ended October 1, 2004, we completed an interim test for the impairment of goodwill and determined that the carrying value was impaired. Therefore, we recorded an impairment charge related to goodwill in the amount of $19,984,000. (See Note 6 to Notes to the Condensed Consolidated Financial Statements)

          Restructuring Charges. During the three months ended October 1, 2004, we announced plans to consolidate our engineering functions into two locations and to consolidate certain Larscom manufacturing and administrative functions in Newark, California to our Madison, Alabama facility. These restructuring activities, along with restructuring activities announced in prior quarters, are described in more detail in Note 9 to Notes to the Condensed Consolidated Financial Statements. We recorded net charges (credits) related to restructuring activities for the three- and nine-month periods ended April 1, 2005 totaling $(42,000) and $692,000, respectively. The restructuring charge in the three months ended April 1, 2005 was reduced by $42,000 for a reduction in the restructuring accrual assumed in the Larscom consolidation to adjust severance and related costs for changes in the employment status of certain employees. These restructuring activities were substantially completed during the quarter ended December 31, 2004.

          Interest and Other Income, Net. Interest and other income, net increased 185% to $624,000 for the three months ended April 1, 2005 from $219,000 and increased 57% to $995,000 for the nine months ended April 1, 2005 from $635,000 in the comparable period in the prior fiscal year due to (i) the change in fair value of warrants issued in connection with the senior convertible notes, which resulted in other income during the quarter of $528,000, (ii) offset by lower interest income on lower average investment balances during the period. Rental income, net of expenses, is included in interest and other income, net and totaled $135,000 and $406,000 in the three- and nine-month periods ended April 1, 2005 and April 2, 2004, respectively.

          Interest Expense. Interest expense increased 27% to $188,000 for the three months ended April; 1, 2005 from $148,000 and increased 94% to $428,000 for the nine months ended April 1, 2005 from $221,000 in the same period in the prior fiscal year as a result of (i) interest on the convertible notes issued in connection with the acquisition of XEL in February 2004, (ii) interest paid on borrowings under our RBC line of credit from April 2004 through March 2005, which was terminated on March 21, 2005, and (iii) total interest charges related to the $10,000,000 in senior convertible notes issued on March 21, 2005.

          Provision for Income Taxes. No tax provision or tax benefits were recognized for the three- or nine-month periods ended April 1, 2005 or April 2, 2004, due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, we established a full valuation allowance against our deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001.

          Net Income (Loss). Net loss for the three months ended April 1, 2005 was $2,574,000 compared to $1,388,000 for the three months ended April 2, 2004. Net loss for the nine months ended April 1, 2005 was $29,204,000 compared to net income of $512,000 for the nine months ended April 2, 2004. The changes between the periods are a result of the above factors, primarily due to the impairment charge related to goodwill, the increase in selling, general and administrative expenses, the increase in amortization of acquired intangible assets and the decrease in the gross margin percentage between the periods. Net loss as a percentage of sales for the three months ended April 1, 2005 was (18.6)%, compared to (10.2)% for the three months ended April 2, 2004. Net loss as a percentage of sales for the nine months ended April 1, 2005 was (74.2)%, compared to net income as a percentage of sales of 1.6% for the nine months ended April 2, 2004.

LIQUIDITY AND CAPITAL RESOURCES

          On April 1, 2005, our principal source of liquidity included $4,881,000 of unrestricted cash and cash equivalents.

Cash Flows

          During the nine months ended April 1, 2005, cash used in operating activities was $8,106,000 compared to cash provided by operating activities of $3,010,000 for the nine months ended April 2, 2004. Net cash used in operating activities in the current period was primarily due to (i) the net loss before depreciation and amortization, amortization of deferred compensation and impairment charge related to goodwill, which totaled $5,694,000 and (ii) the net change of other assets and liabilities, which totaled $1,764,000. The increase of accounts receivable between the beginning and end of the period includes receivables contributed by Larscom. However, the change in accounts receivable for the current period provided cash of $295,000 in the nine months ended April 1, 2005 compared to $3,094,000 used in the comparable period in the prior fiscal year. The increase in inventories was again the result of inventory acquired in the Larscom acquisition. Otherwise, inventory provided $1,776,000 of cash in the nine months ended April 1, 2005 compared to cash provided in the same period last year of $318,000. Accounts payable and accrued expenses used $5,076,000 of cash in the nine months ended April 1, 2005 compared to providing cash of $2,947,000 in the comparable period in the prior fiscal year. The changes in accounts payable and accrued expenses for the nine months ended April 1, 2005 and the comparable prior year period were due to the timing of inventory purchases and the resulting payments to vendors, restructuring reserves, the impact of the Larscom acquisition and the increased sales volume in the current year.

          Cash provided by investing activities was $2,980,000 for the nine months ended April 1, 2005 compared to cash used in investing activities of $9,119,000 for the nine months ended April 2, 2004. The funds provided in investing activities during the nine months ended April 1, 2005 are the results of net cash acquired in the Larscom acquisition of $5,292,000 offset by cash expenses relating to the acquisition of $1,300,000, current year payments related to the NetEngine and Miniplex product line acquisitions totaling $709,000, and capital expenditures of $303,000. Funds used in investing activities during the nine months ended April 2, 2004 are a result of payments related to the NetEngine and Miniplex product line acquisitions of $1,181,000, the XEL acquisition of $7,612,000, capital expenditures of $540,000 and the purchase of short-term investments of $26,000, offset by proceeds from the repayment of notes receivable of $240,000.

          Cash provided by financing activities was $6,566,000 for the nine months ended April 1, 2005 and $483,000 for the nine months ended April 2, 2004. Funds provided by financing activities during the nine months ended April 1, 2005 resulted from borrowings under our line of credit and issuance of convertible notes, net of cash expenses, totaling $10,447,000 and proceeds from the issuance of common stock under our stock plans of $196,000, offset by payments on long-term debt, capital lease obligations and payoff of the line of credit with RBC totaling $3,883,000 and the purchase of treasury shares totaling $194,000 related to tax withholdings on restricted stock awards that vested during the period. Proceeds from the issuance of common stock under our stock plans provided $1,031,000 of cash and payments on long-term debt and capital lease obligations used cash of $548,000 for the nine months ended April 2, 2004.

Senior Convertible Notes

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior convertible notes will be subject to weighted average anti-dilution adjustments. The senior convertible notes may not be converted into more than 20% of the number of shares or voting power of our common stock outstanding as of the closing of the financing until such conversion or exercise has been approved by our stockholders. As of April 1, 2005, a total of $10,000,000 in face value of senior convertible notes was outstanding. These senior convertible notes are recorded in the condensed consolidated balance sheet at April 1, 2005, at the discounted amount of $7,176,000. As provided in the securities purchase agreement, we used $3,500,000 of the proceeds from these senior convertible notes to repay and terminate the line of credit with RBC.

          The senior convertible notes bear interest at a rate of six percent per annum and are repayable in ten quarterly installments beginning in July 2005, or earlier upon the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that we have obtained stockholder approval to the extent necessary, by the delivery of shares of common stock at a price equal to the lower of (i) the conversion price of $3.01 or (ii) 90% of the weighted average sale price of our common stock for the fifteen consecutive trading days ending on the fourth trading day immediately preceding the applicable interest or installment payment date. Such issuance of common stock will not result in anti-dilution adjustments to the conversion price of the senior convertible notes. If by November 21, 2005, we have not obtained stockholder approval of the issuance of the senior convertible notes, the warrants and the shares of common stock to be issued thereunder and an increase in our authorized capital of at least 10,000,000 shares of common stock, we will be required to make at least 50% of interest and installment payments made after such date in cash. If, as of the end of each fiscal quarter during the period in which the senior convertible notes are outstanding, we fail to maintain certain minimum working capital requirements, the holders of the senior convertible notes may require us to make an additional installment payment under the senior convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior convertible notes. Substantially all of our assets are pledged as collateral for amounts outstanding under the senior convertible notes.

          At April 1, 2005, “tested working capital”, as defined in the senior convertible notes, was $8,244,000. If we fail to maintain tested working capital of at least $8,000,000 at the end of each fiscal quarter in which amounts are outstanding under the senior convertible notes, the holders of the senior convertible notes may require us to make an additional special installment payment under these notes as described above.

Convertible Promissory Notes

          In February 2004, we issued two convertible promissory notes totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. As of April 1, 2005, the amount outstanding under the convertible promissory notes totaled $2,880,000.

Line of Credit

          As noted above, the line of credit with RBC was repaid and the loan and security agreement terminated on March 21, 2005 in connection with the issuance of the senior convertible notes. The interest on outstanding borrowings under this line was at a rate of 250 basis points over the 30-day London inter-bank offered rate. All of our assets, other than the property subject to lease and restricted cash, were pledged as collateral securing amounts outstanding under this line.

Mortgaged Property Held for Sale

          The final balloon payment of approximately $3,065,000 is due on February 1, 2006 on a note secured by our facility leased to The Boeing Company located at 950 Explorer Boulevard in Huntsville, Alabama. We continue to seek a buyer for this facility, which represents a potential source of additional cash that may be used to partially fund our commitments. We may not, however, be able to complete a sale of the property on a timely basis or on favorable terms to us.

Liquidity Generally

          We have prepared for reduced legacy sales through acquisitions, by investment in next generation broadband access products, and the alignment of our operating costs with management’s revenue expectations in light of current conditions in the telecommunications industry. On a quarterly basis, management evaluates the revenue outlook and adjusts spending levels as necessary.

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

          In connection with our acquisition of the Miniplex product line, we agreed to purchase the seller’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by us or December 31, 2004. The remaining purchase commitment of $776,000 is included in inventories and accounts payable on the consolidated balance sheet as of April 1, 2005.

          We believe that our cash and cash equivalents, cash flow from operations, and anticipated proceeds from the sale of the facility located at 950 Explorer Boulevard, Huntsville, Alabama will be sufficient to fund our operations through the next twelve months. However, if the facility is not sold or is sold for substantially less than the appraised value, we will need other sources of credit or financing in early calendar 2006 to repay amounts due in February 2006 under the convertible promissory notes and note payable on real estate and to provide working capital. If additional credit or other financing is not available as needed or on terms acceptable to us, we may seek to renegotiate certain of our contractual obligations.

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

          Inventories. We value inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case we may increase or decrease the provision required for excess and obsolete inventory in future periods. During the first three quarters of fiscal 2005, we recorded additional inventory reserves related to excess inventories, primarily due to our assumption that Nortel may not purchase additional AS2000 inventory on hand and a change in the product mix we experienced regarding the forecast for future sales of products acquired in the Larscom acquisition. Inventory reserves totaled $8,426,000 and $3,316,000 as of April 1, 2005 and July 2, 2004, respectively.

          Revenue Recognition. We recognize a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock our products. The reserve for future product returns was $560,000 and $313,000 as of April 1, 2005 and July 2, 2004, respectively. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured.

          Warranty Provision. We record a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $2,127,000 and $1,192,000 as of April 1, 2005 and July 2, 2004, respectively.

          Allowance for Doubtful Accounts. We estimate losses resulting from the inability of our customers to make payments for amounts billed. The collectibility of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $1,300,000 and $536,000 as of April 1, 2005 and July 2, 2004, respectively.

          Restructuring Reserves. Restructuring reserves are based on estimates of the salary and benefit obligations to terminated employees, amounts necessary to write off assets no longer utilized by us and for contractual payments we expect to continue to make for property no longer in use. Although we do not anticipate significant changes, the actual costs may differ from these estimates. Restructuring reserves totaled $1,136,000 and $390,000 as of April 1, 2005 and July 2, 2004, respectively.

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

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: the adequacy of our liquidity and capital resources for the next twelve months; the potential need to obtain credit or other financing or to renegotiate contractual obligations; the sale of our facility at 950 Explorer Boulevard in Huntsville, Alabama; satisfaction of future financial obligations, including the senior convertible notes, convertible promissory notes, and note payable on real estate; growth of our market segments; improvement in gross margins; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; anticipated decline in sales of legacy products; engineering consolidation plans; payment of lease obligations by our subtenants; and the impact of recently issued accounting pronouncements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. The risk factors described herein should be read in conjunction with the risk factors more fully discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

•

Our Indebtedness and Debt Service Obligations May Adversely Affect Our Cash Flow. Should we be unable to satisfy our interest and installment payment obligations under our outstanding convertible notes by the payment of shares of common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations, we may have to restructure or severally limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to: (i) requiring the dedication of a substantial portion of the our expected cash flow from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, (ii) increasing our vulnerability to general adverse economic and industry conditions, (iii) limiting our ability to obtain additional financing, (v) limiting our flexibility to plan for, or react to, changes in its business and the industry in which it competes, and (vi) placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

•

Issuance of the Shares of Common Stock Upon Conversion or Repayment of Senior Convertible Notes, Payment of Interest, and Exercise of Warrants Will Dilute The Ownership Interest of Existing Stockholders and Could Adversely Affect The Market Price of Our Common Stock. In connection with the securities purchase agreement, we may issue shares of common stock to the investors (i) upon conversion of some or all of the senior convertible notes (including notes issuable upon exercise of the additional investment rights), (ii) in satisfaction of our installment obligations under the notes, (iii) in satisfaction of our interest obligations under the notes, and (iv) upon exercise of the warrants. Any of these issuances will dilute the ownership interests of existing stockholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of the common stock. In addition, the existence of these notes and warrants may encourage short selling by market participants.

•

The Senior Convertible Notes Provide That Upon The Occurrence of Various Events of Default and Change of Control Transactions, The Holders Would Be Entitled To Require Us To Redeem The Notes For Cash, Which Could Leave Us With Little or No Working Capital for Operations or Capital Expenditures. The senior convertible notes allow the holders to require redemption of the notes upon the occurrence of various events of default, such as the termination of trading of our common stock on the Nasdaq National Market, or specified change of control transactions. In such a situation, we may be required to redeem all or part of the notes, including any accrued interest and penalties, within 5 business days after receipt of a demand for such redemption. Some of the events of default include matters over which we may have some, little or no control. If an event of default or a change of control occurs, we may be unable to pay the full redemption price in cash. Even if we were able to pay the redemption price in cash, any such redemption could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under the notes, nor do we anticipate doing so.

•

If We Cannot Obtain The Required Stockholder Approval To Issue Common Stock in Satisfaction of Our Interest and Installment Obligations Under The Senior Convertible Notes, We Must Satisfy at Least 50% of These Obligations In Cash. After November 21, 2005, stockholder approval will be required for us to make certain interest and installment payments under the senior convertible notes with shares of common stock. In the event that stockholder approval is not obtained by this date, we will be required to make at least 50% of such interest and installment payments in cash. Any such payments could leave us with insufficient working capital for our business.

•

The Senior Convertible Notes Are Secured by Substantially All of Our Assets. The investors in our private placement received a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the notes, the investors would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the investors in the private placement would have a material adverse effect on our financial condition.

•

If Tested Working Capital Falls Below Certain Defined Levels, We May Be Required To Make Additional Payments To The Holders Of The Senior Convertible Notes. We may be required to make additional payments under the senior convertible notes if, as of the end of each fiscal quarter during the period in which the senior convertible notes are outstanding, we fail to maintain certain minimum working capital requirements. In that event, we must provide notice of the working capital deficiency to the noteholders on the date of our quarterly results announcement. For a period of seven business days after our notice to the noteholders, each holder may provide us a notice requiring us to pay such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior convertible notes. Our payment of these additional amounts may be in cash and/or common stock pursuant to similar terms as the payment of regular installment amounts. Any requirement that we make any such payments in cash could leave us with insufficient working capital for our business.

•

Liquidity in General and Need for Additional Financing. We may need other sources of financing or credit to repay amounts due in February 2006 under the convertible promissory notes and note payable on real estate and to provide working capital. To the extent our results of operations do not substantially meet our operating plan, or the facility located at 950 Explorer Boulevard, Huntsville, Alabama is not sold or is sold substantially below its appraised value, or additional working capital is needed to support growth, credit or other financing may be needed in greater amounts or earlier than otherwise. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional credit or other financing may not be available when needed or on terms favorable to us or at all.

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

•

Evolving Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses and Continuing Uncertainty. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have invested resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

•

When We Adopt FAS 123R Related to the Accounting for Employee Stock Option and Employee Stock Purchase Plans Using a Fair-Value Method, Our Results from Operations and Earnings Per Share Will Be Reduced Significantly. The Financial Accounting Standards Board recently issued SFAS No. 123R “Share-Based Payment” (“FAS 123R”). FAS 123R requires companies to measure all stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. FAS 123R is effective beginning our first quarter of fiscal 2006. We are currently assessing the impact of FAS 123R on our stock-based compensation programs; however, we expect to record significant stock-based compensation expense that will reduce our net income (loss) and earnings per share. When we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

•

Dependence on Legacy and Recently Introduced Products and New Product Development. In prior years, the majority of sales have been provided by our legacy products, primarily the AS2000 product line. We have planned for some time for the eventual decline in sales of legacy products. Sales of the AS2000 have significantly declined in fiscal 2005 and are expected to further decline in the future. While we believe we have positioned Verilink to offset the loss of legacy sales over the long-term, reduced legacy sales will impact our results of operations in the near-term, and sales of new products will often be at lower margins than legacy sales. Our future results of operations are dependent on market acceptance of existing and future applications for our existing products and new products in development.

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

•

Dependence on Key Personnel. Our future success will depend to a large extent on the continued contributions of our executive officers and key management, sales, marketing and technical personnel. In the second quarter of fiscal 2005, we implemented a temporary salary reduction program to conserve cash together with special equity incentive grants. Our current financial condition and salary reductions may make it more difficult to attract and retain key personnel.

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

•

Risks Associated With Entry into International Markets. Historically, we have little experience in International markets, but are expanding sales of our products outside of North America and expect to grow certain international markets, which will require significant management attention and financial resources. Conducting business outside of North America is subject to certain risks, including longer payment cycles, higher costs, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in receivables collection and potentially adverse tax consequences.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          We are subject to interest rate risks on the long-term debt secured by our property located at 950 Explorer Boulevard, Huntsville, Alabama. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 1, 2005, the additional interest expense would not be material. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

Item 4. Controls and Procedures.

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of April 1, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

VERILINK CORPORATION

May 10, 2005	By:	/s/ TIMOTHY R. ANDERSON

Timothy R. Anderson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)