Form 10-K
period 2005-07-01
VERILINK CORP
filed 2005-09-27
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 1, 2005

Commission File Number: 000-28562

VERILINK CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11551 E. Arapahoe Road, Suite 150, Centennial, CO 80112-3833
 (Address of principal executive offices)

(303) 968-3000
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

Yes  ☐   No  ☒

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

          The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the common stock on December 31, 2004, as reported by Nasdaq was $54,402,911. Shares of common stock held by each officer and director and by each person believed by us to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

          As of August 26, 2005, the registrant had outstanding 23,108,192 shares of common stock.

          DOCUMENTS INCORPORATED BY REFERENCE

          Parts of the following document are incorporated by reference in Part III of this Annual Report on Form 10-K: the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held November 18, 2005 (the “Proxy Statement”).

PART I

Item 1. Business

Company Overview

          Verilink Corporation is a leading provider of next-generation broadband access products and services. Our products support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present TDM-based networks to IP-based networking. We develop, manufacture, and market integrated access devices (“IADs”), Optical Ethernet access products, wireless access devices and bandwidth aggregation solutions. These products are sold to service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners, and are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, service inter-working, and the migration of networks from traditional time-division multiplexing (“TDM”) based access to IP/Ethernet. Our customers include regional bell operating companies (“RBOCs”), Inter-exchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), independent operating companies (“IOCs”), competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies. We were founded in California in 1982 and are incorporated as a Delaware corporation. We are traded on the NASDAQ National Market, under the symbol “VRLK”.

Mergers and Acquisitions

          We initiated a merger and acquisition strategy in the later half of 2002 designed to achieve revenue growth, reduce overall costs through consolidation of operations, gain market share with expanded product offerings, and strengthen our position for high-growth emerging markets in next generation broadband access including VoIP, DSL access and wireless. With the communications market having gradually focused on the migration to IP-based networking, we developed a strategy to complement our current products and solutions with new generation products and technologies that enable a smooth migration from current, TDM-based networks to packet-based architectures. We have since made select acquisitions of businesses as well as product and technology asset acquisitions in related or competitive markets, including the acquisition of Larscom Incorporated (“Larscom”).

          On July 28, 2004, we completed our acquisition of Larscom, a leading provider of high-speed broadband and optical Ethernet access products. The Larscom acquisition provided a broadened product line to address new market opportunities in the carrier and large enterprise markets, and included the eLink family of TDM-based IADs and other related product lines. This acquisition also brought existing customer contracts and relationships, sales, sales engineering, customer service and support personnel, and an engineering team based in Newark, California.

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

          We have experienced an increase in both Requests for Proposals and Requests for Information from network service providers domestically, as well as internationally, although the nature and timing of carrier spending remains uncertain. We have realized an increase in project activity internationally with service providers. Mergers, acquisitions and strategic partnerships for equipment vendors are expected to remain commonplace as service providers demand tighter product integration and interoperability for deployment in their packet-based networks.

Our Markets

Bandwidth Aggregation

          In the late 1980s, we established our self as a market leader in the channel service/data service units (“CSU/DSU”) and bandwidth aggregation market, providing solutions for 56/64kbps services, T1/E1 transport facilities, and multiplexing and inverse multiplexing of T1/E1 and T3/E3 circuits. Demand for stand-alone CSU/DSU equipment has been declining, with market demand shifting towards integrated solutions which incorporates CSU/DSU functionality such as IADs, access routers and new generation multiplexers. With this evolution in the market, our acquisition program and current product mix positioned us to transition from legacy stand-alone CSU/DSUs toward integrated, next generation access products.

          In other segments of bandwidth aggregation, we have since expanded our offering to extend into advanced digital cross-connect systems intended to drive down infrastructure costs through bandwidth management efficiencies as well as providing a product offering for trans-multiplexing E1 and T1 circuits to serve the requirements of long distance (international) service providers.

          In the Digital Loop Carrier market, the Miniplex product line allows us to offer digital pair gain equipment to ILECs, which enables the delivery of multiple plain old telephone service (“POTS”) lines over a single copper pair. We provide ILECs a more cost-effective solution to solving the problem of copper exhaust by enabling the delivery of two or four POTS lines over a single pair. Copper exhaust occurs when all of the copper pairs in a telephone cable are either currently in use providing telecommunications services or are defective. In these instances when a new or additional service is requested and no cable pair is available, our digital channel products can be deployed to fulfill this service request. This is a cost-effective alternative for ILECs when compared with the cost of placing additional cable or turning up additional expensive digital loop carrier systems.

Converged Access

          We design, manufacture, and sell products that connect to the Wide Area Network (“WAN”) to provide high-speed connectivity to end user businesses for the delivery of converged voice, video, and data applications. These products are commonly deployed at enterprise locations including main office, branch offices, remote offices, as well as the small office/home office. The converged access applications supported at these locations include both standard TDM and packet based voice calls, facsimile, high speed data, Internet access, or video conferencing capabilities that require access to the public switched network, the Internet, or a private leased line network.

          Our products support the connection of customer equipment such as telephone sets, PBXs, routers, computers, servers, video conferencing equipment and remote terminal equipment to the WAN. This equipment is typically installed in a telephone equipment or terminal room, business wiring closet, the basement of a building, or on an employee desktop, depending on the scale and the scope of the application. As such, this equipment is often referred to as customer premises equipment (“CPE”), if owned by the end user, or customer located equipment (“CLE”), if owned by the service provider, and offered as a component of a bundled service offering.

          Our access device portfolio consists of equipment for 56/64kbps services, xDSL services, T1/E1 facilities, multiplexed T1/E1 circuits, T3/E3 circuits, Ethernet services, cellular wireless access services, ATM/FR-to-IP/PPP service inter-working, data security applications, wireless backhaul services, VoTDM, VoATM, and VoIP. The range of products includes simple CSU/DSUs, channel banks, inverse multiplexers, scalable multiplexers, digital cross connect systems, wireless access platforms and multi-protocol IADs. DSL products consist of ADSL, ADSL2+, SDSL and G.SHDSL IADs.

          With many of the larger incumbent carriers (RBOCs, IXCs) embracing T1-based bundled voice and data services as a fully-managed service offering, we expect growth in this segment of the market and increasing opportunities in VoIP applications. In responding to economic pressure and increasing competition, many carriers are presently formulating strategies to migrate their network to all packet-based services. As a result, we see longer-term growth opportunities in the market for products and services focused on delivering VoIP/VoDSL-based services.

          We offer software-driven IADs that enable service providers and enterprises to affordably converge the delivery of their voice, video and data services while enabling a smooth migration of their legacy networks from TDM to all-IP. Support for software-configurable protocols that include MGCP and SIP over standards-based remote management allows core operations such as configuration, provisioning and trouble-shooting to be performed without truck rolls.

          To address the increasing demand to offer access solutions in the growing cellular wireless market, in June 2005, we introduced the NetPath2000 wireless access platform. Designed to provide high-speed data connectivity and routing over a cellular wireless network, the product supports UMTS, Edge, CDMA or GPRS wireless access to connect small businesses and enterprises to the Internet via a secure Virtual Private Network (VPN) connection.

          To simplify and optimize network operations and maintenance procedures, we have incorporated extensive alarm and data collection capabilities as well as support for Simple Network Management Protocol (“SNMP”) based element management systems within many of the products. These features and functions provide end users access to key network performance statistics and measurements that allow them to track system uptime and performance, verify that the circuit is properly maintained and utilized, and enforce service level agreements with the service provider. Service providers can use this data to verify network performance and to proactively identify and troubleshoot system and circuit problems.

Ethernet Access

          We believe Ethernet over SONET/SDH (“EoS”) access is an emerging high-growth market. As networks transition to packet-based architectures, Ethernet is becoming widely accepted as the leading protocol to shape the new generation data access network. Since most businesses worldwide support Ethernet in their Local Area Network (“LAN”), and the latest technology developments allow Ethernet to extend seamlessly to the wide area infrastructure, the deployment of solutions such as Ethernet over SONET/SDH presents significant capital equipment and operating expense advantages to Service Providers as well as provide service differentiation compared to equivalent TDM-based solutions.

          Through our acquisition of Larscom, we entered the Optical Ethernet access market with the Orion 7400TM family of next-generation optical multi-service access platforms. These products economically extend the optical infrastructure to provide cost-effective and efficient delivery of both TDM and Ethernet services for single- or multiple-enterprise sites. The Orion 7400’s SONET-based optical platform provides a unique opportunity for Service Providers in North America to generate revenues by providing Ethernet-based services including transparent LAN, Internet access, Ethernet private line and Ethernet virtual private line, while still maintaining revenue from their existing T1/T3 service base. To address international market opportunities, we expanded the Orion 7400 family to include the Orion 7450, an SDH-based version of the platform, which was launched in June 2005.

Products

          We develop products and product families to address issues and applications faced by both wireline and wireless communications carriers and enterprises. Our products utilized by wireline carriers are typically deployed (i) in either the “last mile” of their networks to enable the delivery of telecommunications services to end users, both business and residential customers, or (ii) in their internal corporate networks providing the communications connectivity within the corporation. Our products utilized by the enterprise customers typically are deployed as access devices connecting the corporation’s offices to the telecommunications network.

NetPath2000 Wireless Access Platform

          Our NetPath2000 product is a high-speed wireless device that enables small businesses and enterprises to connect their remote users to their corporate LANs and Internet via high-speed, wireless access via commercial cellular carriers. Designed for access to any type of cellular high-speed wireless network, the NetPath2000 is compatible with UMTS, EDGE, GPRS, and CDMA wireless communications standards. The NetPath2000 provides full routing and bridging to support a wide range of applications including Internet access, enterprise networking, and virtual private network access. The product offers effortless installation with a front plug-in peripheral component interconnect (PCI) and auto-synchronization to the wireless network, and is easy to configure and manage via a web-based graphical user interface.

8000 Series IAD Product Family

          Our 8000 Series IAD product family consists of access devices that terminate a T1 or DSL based service and provides the end user the ability to send and receive both voice calls and data transmissions via a single connection. This connection may be a T1, an ADSL, an SDSL or an SHDSL connection. Models are equipped with 2-, 4-, 8-, 16- or 24-voice ports and an Ethernet interface with integrated routing protocols and functionality. Certain models also come equipped with a universal serial interface for connectivity to additional data devices such as external routers. ADSL and SHDSL models also exist that provide 2 or 4 basic rate ISDN (“BRI”) connections for certain international applications.

          The 8000 Series products support applications utilizing TDM, ATM or Frame Relay protocols. The devices can move from one protocol application to another by changing the configuration of the unit.

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

Orion 7400/7450 Products

          The Orion 7400/7450 family of next generation SONET/SDH multi-service access platform is designed to allow service providers to capitalize on an increasing corporate demand for services based on the Ethernet protocol. The Orion 7400 enables service providers to deliver both Ethernet and TDM services across an existing optical infrastructure. Standards-based EoS achieves high bandwidth efficiency and enables remote provisioning of bandwidth on demand in increments as small as 1.5 Mbps. The Orion 7400/7450 family can deliver 10/100 Ethernet, Gigabit Ethernet, T1/E1, and T3/E3 services in a compact, one rack unit package. It provides connections to the network using OC-3/STM-1 (a 155 Mbps service) or STS-1 (a 51.84 Mbps service), and offers the reliability of standards-based SONET/SDH protection switching. The Orion 7400/7450 features operation, administration, maintenance and provisioning through the data communications channel using industry communications standards including TL-1, SNMP, and HTTP (Internet browsers).

Access System 2000

          Our Access System 2000™ (“AS2000”) is a flexible network access and management solution that provides cost-effective integrated access to a broad range of network services. AS2000 products are installed at the origination and termination points at which service providers offer communications services to their corporate customers. AS2000 systems provide transmission link management, multiplexing and inverse multiplexing functions for T1, E1, multi-T1, multi-E1 and T3 access links. A key feature of the AS2000 is its flexibility and adaptability made possible by a modular architecture that allows customers to access new services or expanded network capacity simply by configuring or changing circuit cards. In a single platform, the AS2000 combines the functions of a T1 CSU/DSU, E1 NTU, inverse multiplexer, cross-connect, T3 CSU/DSU, automatic protection switch and an SNMP management agent. Modular line cards from the WANsuite product family are also available for the AS2000 system for applications involving SCADA, IP routing and CSU/DSU terminations.

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

WANsuite Product Family

          Our WANsuite product family is a suite of software programmable, intelligent integrated access devices that target customer premises applications for last mile or network edge communications. The WANsuite platform supports copper-based transmission services for 56/64kbps, T1, E1 and SHDSL, and includes software support for TDM, ATM, Frame Relay and IP services and applications. The WANsuite product line combines integrated CSU/DSU, bridging and routing, probe and network monitoring capabilities. WANsuite products also utilize an embedded web server to provide an innovative user interface that aligns with the Internet for ease-of-use by service providers and end users. Among the key WANsuite features are a powerful web interface for simplified configuration, automatic protection switching (“APS”), performance monitoring and diagnostics for all service layers, and access routing, bridging, and switching for Frame Relay, ATM, Ethernet and IP applications.

PRISM Product Family

          Our PRISM product family supports legacy TDM applications at transmission rates ranging from 56/64kbps through T1/E1. Products included in this family are the NEBs compliant 1024 shelf system, 1051 shelf, 3030/3060 intelligent channel bank, 2000 & 2100 CSUs and 3111/3112 CSU/DSUs. These devices provide physical layer performance monitoring and diagnostic functions. Management of the PRISM product family ranges from SNMP through simple DIP switches. Our PRISM products are produced to carrier-grade standards of quality and are typically found deployed in the mission-critical applications used by wireline and wireless carriers, banks, utilities, government and other corporate enterprises.

Orion 200/400/800 Product Family

          The Orion 200/400/800 is a universal CSU/DSU product family ideally suited for deployment anywhere in the world. The product line uniquely features the ability to perform T1-to-E1 (or vice versa) conversion, making it ideal for global networks or international carriers requiring the ability to transit E1 traffic over T1 domestic lines (or vice versa). Combining the features of a multiplexer, multi-port DSU, and providing line performance monitoring, the Orion 200/400/800 can terminate or multiplex up to eight (V.35, X.21, RS422/449, and EIA 530) high-speed serial applications at any multiple of 56 or 64 kbps using standard interfaces. The Orion 200 provides two E1/T1 ports that can be configured for dual network ports, or for bypass/drop-and-insert applications. Similarly, the Orion 400 provides up to four T1/E1 ports and the Orion 800 providing eight ports.

Orion 4000 Product Family

          Our Orion 4000 product family provides a high-density, modular suite of solutions for T1/E1 and T3/E3 multiplexing and inverse multiplexing applications. The product line is designed for carriers and large enterprises challenged with rapidly changing broadband networking environments. The Orion 4000 is a rack-mountable family of 12-slot and 5-slot shelves, supporting a variety of modules to deliver T3 or E3 access multiplexing (or inverse multiplexing T1s and E1s), transition between circuit- and cell-based services, or to transport data, voice and video over a single DS3 circuit.

The Access-T Family

          Our Access-T product family is primarily used by carriers for delivering Internet backbone and scalable, fractional T1 Internet access services. Network management is simplified with centralized configuration, performance monitoring, and diagnostics. The Access-T Family allows enterprises and service providers to cut maintenance costs, optimize uptime, and maximize existing bandwidth without increasing the network infrastructure.

The Terra Family

          The Terra Family (TerraMux, TerraBoss, and TerraUno) are our main solutions for full and fractional T1/E1 CSUs/DSUs because they are the industry’s only plug ‘n play solutions. The products are designed to automatically configure the network port, drop-and-insert ports, and the speed of the primary data port to the network IP address. The product family is designed for T1 and E1 markets with extensive maintenance capabilities and managed via Telnet access, SNMP, and a web browser interface.

Mega-T Family

          Our Mega-T is a family of T1-based inverse multiplexers. The product suite is an ideal solution for carriers and enterprises looking to deploy the simplest, bit-based approach at the Layer 1 level of the serial bitstream. Combine up to four T1 or E1 lines to create a single, logical, high-speed data channel. The advantage is that this method is entirely independent of the protocols of the data being transmitted and of the network equipment and can be used in virtually any application.

Professional Services

          Carriers (ILECs, CLECs, IOCs and Multiple System Operators) are challenged with increasing competition while pursuing new market and revenue opportunities. Carriers also face the challenges of numerous technological choices and their impact on network deployment as they pursue next generation IP-based voice, video, and data services. Recognizing these challenges, we offer a professional services program featuring a comprehensive set of support services geared to assist carriers in the design, planning, deployment, and on-going support of their communications service offerings. Our Professional Services group partners with the carrier from the initial design and planning stage through the equipment delivery, installation, configuration, and service turn-up stages. From an on-going support standpoint, the program’s key network operations activities include maintenance services, returned material authoriations, and equipment inventory management.

          Building upon the foundation established for our largest domestic carrier, the Professional Services group has since expanded to support other carriers in their efforts to rollout new services within today’s strict time and budget constraints. Our custom program structure enables carriers to leverage their in-house resources, augmented by our efficient process-engineered framework.

          With the products we offer in the areas of converged access, Ethernet access, aggregation and wireless access, our Professional Services are tailored to help our customers roll out their networks more efficiently and rapidly. We offer complete turnkey professional services solutions to our customers ranging from product staging and network planning to deployment and service provisioning. Our services are characterized as being unique to the access equipment industry and serve as a differentiator compared to other access companies. Our customers consider it as a key enabler in the deployment of managed bundled services.

Sales, Marketing and Customer Support

Sales and Marketing

          We sell our products and services in North America to wireline telecommunications services providers, wireless communications providers, and enterprise customers through a direct sales force; indirect channels including distributors, system integrators and value-added resellers; OEM relationships; and private label arrangements with other parties.

          The domestic direct sales force is located throughout the United States and is supported by an organization of sales engineers that provides our customers with both pre- and post-sale technical assistance. The joint efforts of these two organizations provide us with a greater understanding of our customer’s requirements, needs, and problems that need resolution. We believe this knowledge helps us to build long-term relationships and alliances with our key customers.

          We utilize indirect channels to sell our products and services to independent telephone companies; CLECs; large, medium and small enterprise customers; and federal, state and local government agencies. These indirect channels include master-distributor relationships with Interlink Communication Systems and Tech Data Corporation, and second tier distributors.

          We have OEM and private label arrangements with other telecommunications equipment providers. These other companies typically bundle our products with one or more of their own products and sell the bundle as a system solution to service providers. We also OEM select products from other vendors to address opportunities where there is a short time to market window or where internal research & development investment is not justified.

          Outside the United States, our products are sold via strategic relationships with large, multi-national telecommunications equipment providers and in-country distribution and support channels. There are instances in which we sell directly to a service provider outside of the United States.

          The field sales organizations, distributors, OEMs, and strategic partners are supported by marketing, sales support, and customer support organizations.

          A small number of customers continue to account for a majority of our sales. In fiscal 2005, net sales to Verizon accounted for 42% of our net sales, and net sales to our top five customers accounted for 66% of our net sales. In fiscal 2004, net sales to Nortel Networks and Verizon accounted for 30% and 28%, respectively, of our net sales, and net sales to our top five customers accounted for 74% of our net sales. In fiscal 2003, net sales to Nortel Networks and Interlink Communications Systems accounted for 51% and 11% of our net sales, respectively, and our top five customers accounted for 77% of our net sales. Other than Nortel Networks, Verizon and Interlink Communications Systems, no customer accounted for more than 10% of our net sales in fiscal years 2005, 2004 or 2003.

Customer Service and Support

          We maintain 24-hour, 7-day a week telephone support for all of our customers. We provide, for a fee, direct installation and service of our products utilizing our own resources or resources available under a Worldwide Equipment Support agreement with Vital Network Services, Inc. We provide product training and support to our customers dealing with the installation, operation and maintenance of our products. Additionally, we also offer various levels of maintenance agreements to our customers, for a fee, which provide for on-site service in response to customer reported difficulties.

Wireless Solution Group

          We have recently established a Wireless Solutions Group to design, develop, and market leading edge technologies and Professional Services aimed at cellular (wireless) communications in Carrier and Enterprise class network infrastructures. The NetPath2000 and associated Managed Services portfolio is the first product and service offering launched as a result of this operation.

          The NetPath2000 is a broadband wireless access platform that provides 3G wireless back-up and primary connectivity in conjunction with traditional WAN networks. With onboard VPN capability and a modular PCMCIA-based design, the NetPath2000 provides the networking power and flexibility that carriers and Enterprise customers demand. The NetPath2000 is designed for Enterprise-class customer environments, with significant capability for retail, financial and medical industry verticals.

          Our Wireless Professional Services portfolio has been released and includes an industry first Managed Evaluation Service. The Managed Evaluation Service provides customers a professionally managed and conducted service for evaluating new wireless solutions in a live environment, and delivering measurable metrics on effectiveness and ability. Additional services include Managed Installation, Network Assessment, and Network Monitoring.

Research and Development

          Our research and development efforts are focused on developing new products, core technologies and enhancements to existing products. During the past year, product development activities centered on the Orion 7450 product, NetPath2000 product, and 8000 Series IAD product family while we continued to enhance the existing WANsuite integrated access product family and SHARK integrated access platform with new features and cost reductions. The Orion 7450 was developed to address the international market to complement the Orion 7400 products sold in North America. The 8000 Series IAD family was developed for both legacy TDM and emerging Packet (ATM and IP) markets to deliver high quality analog voice and data services over digital media such as T1/E1 and DSL. The WANsuite and SHARK product families both went through modifications to enhance their performance and reduce cost. Our product development strategy has focused on the development of modular software and hardware products that can be integrated and adapted to the changing standards and requirements of the communications and internet working industries.

          During fiscal 2005, 2004 and 2003, total research and development expenditures were $7,454,000, $6,876,000 and $3,985,000, respectively. All research and development expenses are charged to expense as incurred.

          The markets for our products have been characterized historically by rapidly changing technology, evolving industry standards, continuing improvements in telecommunication service offerings, and changing demands of our customer base. In response to these factors in late fiscal 2005, we began to focus on, and invest in, next-generation access products, specifically in the VoIP IAD market space. Research and development activities in fiscal 2006 may also include development of new products and markets based on our expertise in telecommunications network access technologies.

Manufacturing and Quality

          We do not fully manufacture any of our products. Our management resources are used to provide product planning, purchasing and delivery coordination of products to our customers. In addition, we perform final assembly and test on several products prior to shipment. We also utilize both turnkey and consignment subcontractors for product assembly and test services. These subcontractor relationships, combined with our internal global component purchasing strategy, allow us to limit the amount of manufacturing related capital investment, reduce product cost and promote delivery flexibility to our customers. To uphold the quality of our products, we maintain TL9000 registration including ISO 9001:2000, which we achieved initially in 1993. This standard, established by the Quality Excellence for Suppliers of Telecommunications (QuEST) Forum, is an industry-specific standard fostering quality system requirements and metrics for the design, development, production, delivery, installation and service, emphasizing customer/supplier relations, continuous improvement, standardization metrics and cost reduction. As of July 1, 2005 we employed 45 people in manufacturing operations.

          Following our acquisitions of XEL Communications, Inc. in February 2004 and Larscom in July 2004, we undertook efforts to consolidate manufacturing operations of the separate organizations to reduce overhead related expenses and achieve incremental purchasing leverage with our suppliers in order to reduce product cost and increase the efficiency of our manufacturing operations. We completed the consolidation of the XEL manufacturing operations into our Madison, Alabama facility in July 2004 and the initial integration of the Larscom manufacturing operations located in our Newark, California facility into our Madison operations in January 2005. We continue to work on further integration of the Newark manufacturing operations in order to achieve further efficiencies in manufacturing, supply chain management, and overall reduction in costs. We expect to complete these further integration activities in the second quarter of fiscal 2006.

Competition

          The market for telecommunications network access equipment can be characterized as highly competitive, with intensive equipment price pressure and accelerated product lifecycles. Products in this category include our IAD products, namely the eLink, WANsuite and Shark for TDM-based IADs and the 8000 Series IAD for VoIP/VoATM. These products play a key role in enabling convergence in the access network but this product category continues to become more competitive as typically experienced in the lifecycle of CPE/CLE. With the convergence of voice and data services in the first mile becoming a major initiative in the communications industry, this segment of the market is subject to rapid technological change, increasing interoperability requirements, wide-ranging regulatory requirements and the entrance of lower cost manufacturers. We believe the primary competitive factors in this market are:

•	Rapid development and introduction of new technologies in accordance to new leading-edge applications and services;
•	New low-cost products due to the advances in chip set reference designs and manufacturing techniques;
•	Evolving product feature requirements;
•	High voice quality for VoATM and VoIP applications;
•	High product reliability and quality; and
•	High quality customer support.

          Our principal competitors in the market for network access devices include: Adtran, Inc., Cisco Systems, Inc., RAD, and Telco Systems. Additionally, in the Voice over IP arena, there are a number of small private company competitors that include Dataflex, Telsi, Edgewater Networks and Mediatrix.

          The market for our first-generation PRISM and Miniplex wireline transport product lines can be characterized as declining with a small number of highly competitive firms. The technology is mature and the market has remained steady in recent years. We believe that the primary competitive factors in this market are:

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

          Our principal competitors in this market include: ADC, Adtran, Inc., Charles Industries, General Datacomm Corporation, GoDigital Networks and Kentrox.

          We believe the market for our Ethernet access products is in an emergent phase with growth opportunities over the next two to three years as demand for affordable high-speed data services increases among SMBs and enterprises. Nevertheless, this market is intensely competitive and we expect competition to intensify in the future. We believe that the primary competitive factors in this market are:

•	Timely development of new products and features;
•	Product quality and performance;
•	Competitive price points;
•	Product line breadth extending to the Central Office;
•	Highly experienced sales, marketing and service organizations; and
•	Evolving industry standards.

          Our principal competitors in this market include: Adtran, Inc., Fujitsu, RAD, Cisco Systems, Lucent Technologies, Inc., Nortel Networks, Huawei, Alcatel and Ericsson.

          We believe the market for our new generation cellular wireless access product is an emerging market as cellular data networking continues to increase in the wireless marketplace. While there is a global adoption of wireless data technologies that include UMTS, EDGE, GPRS and CDMA, we expect the competition in this market to increase. We believe that the primary competitive factors in this market are:

•	Timely development of new products and features;
•	Product quality and performance;
•	Competitive price points;
•	A well established and extensible distribution channel;
•	A highly-experienced service and support organization; and
•	Early adoption of industry standards.

          Our principal competitors in this market consist of certain private companies, including: Lucent Technologies, Digi, InMotion, Junxion and Top Global.

          There can be no assurance that our current products and future products will be able to compete successfully with respect to the competitive factors described for each of the markets above. Many of our current and potential competitors have substantially greater technical, financial, manufacturing and marketing resources than us. Certain competitors have more broadly developed distribution channels and have made greater advances than us in certain emerging technologies. There can be no assurance that we will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

          Additionally, industry consolidation could lead to competition with fewer, but stronger competitors. Furthermore, basic line termination functions have been integrated by competitors, such as Cisco Systems and Lucent, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to our products and planned products, our business, financial condition and results of operations could be materially adversely affected.

Intellectual Property and Other Proprietary Rights

          We rely upon a combination of patent, trade secret, copyright, and trademark laws as well as contractual restrictions to establish and protect proprietary rights in our products and technologies. We have been issued certain U.S., Canadian, and European patents with respect to limited aspects of our network access technology. We have not yet obtained significant patent protection for the technologies included in our products. There can be no assurance that third parties have not, or will not, develop equivalent technologies or products without infringing our patents or that a court having jurisdiction over a dispute involving such patents would hold our patents valid, enforceable, and infringed by such other technologies or products. There can be no assurance that these arrangements will deter misappropriation of our technologies or discourage independent third-party development of similar technologies. In the event such arrangements are insufficient, our business, financial condition and results of operations could be materially adversely affected.

          The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have not conducted a formal patent search relating to the technology used in our products, due in part to the high cost and limited benefits of a formal search. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software-related inventions is subject to a degree of uncertainty which may increase the risk and cost to us if we discover third party patents related to our software products or if such patents are asserted against us in the future. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be materially adversely affected.

          In our distribution agreements, we typically agree to indemnify our customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we might be required to pay damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all.

          The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights as effectively as the laws of the U.S., thus making the possibility of misappropriation of our technology and products more likely.

Employees

          As of July 1, 2005, we had 180 full-time and 10 temporary employees worldwide, of whom 29 were employed in engineering, 41 in sales and marketing, 56 in the Professional Services group and customer support, 45 in manufacturing and 19 in general and administration. All employees are located in the United States except for four employees located outside the United States.

Backlog

          We manufacture our products based, in part, upon our forecast of customer demand and typically build finished products in advance of or at the time firm orders are received from our customers. Orders for our products are generally placed by customers on an as-needed basis and we have typically been able to ship these products within 30 to 45 days after the customer submits a firm purchase order. Because of the possibility of customer changes in delivery schedules or cancellation of orders, our backlog as of any particular date may not be indicative of sales in any future period.

Available Information

          Additional information about us can be found on our website at www.verilink.com. We also provide on our website our filings with the SEC, including our annual reports, quarterly reports, and current reports along with any amendments thereto, as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. Information contained on our website is not part of this annual report.

Item 2. Properties

          We are headquartered in Centennial, Colorado. In November, 2004, we entered into a lease that expires in April 2010 for office space containing approximately 5,396 square feet for certain executive staff, our Professional Service group and sales personnel. We also lease other facilities as more fully described below:

•

In Madison, Alabama, we lease approximately 43,750 square feet under a three year lease entered into in July 2002 for office and warehouse space for manufacturing, research and development, and administrative personnel. This lease provides for two one-year renewal periods following the end of the original lease term. In April 2005, the lease was extended through June 2006.

•	In Madison, Alabama, we lease approximately 9,000 square feet of warehouse space under a month-to month lease.
•

In Newark, California, we lease a 40,500 square-foot facility which houses manufacturing, marketing, and research and development personnel under a lease we assumed in the acquisition of Larscom, which expires in July 2008.

•	In Durham, North Carolina, we lease approximately 27,000 square feet through January 2007 under a lease agreement assumed in the Larscom acquisition.
•

We have sales offices located in Dallas, Texas, London and Hong Kong. These properties are occupied under operating leases that expire on various dates through the year 2006, with options to renew in some instances.

          We also own a facility located at 950 Explorer Boulevard in Huntsville, Alabama, which we lease to The Boeing Company under a lease that expires in November 2007. The lease allows the lessee the option to extend the lease term for five additional two-year periods.

Item 3. Legal Proceedings

          We are not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or results of our operations. From time to time, however, we may be subject to claims and lawsuits arising in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our security holders during the fourth quarter ended July 1, 2005.

Executive Officers of the Company

          Set forth below is certain information concerning our executive officers. Unless otherwise indicated, the information set forth is as of July 1, 2005.

          Mr. Leigh S. Belden, age 55, co-founded Verilink and has served as our President and Chief Executive Officer since he re-joined Verilink in January 2002 and from our inception in December 1982 until his prior retirement from this position in March 1999. Mr. Belden has served as a Director since our inception in December 1982. From 1980 to 1982, Mr. Belden was Vice President of Marketing for Cushman Electronics, Inc., a manufacturer of telephone central office and two-way radio test equipment. Previously, he held various international and domestic sales and marketing management positions for California Microwave, Inc. Mr. Belden received a B.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from Santa Clara University.

          Mr. Timothy R. Anderson, age 45, has served as our Vice President and Chief Financial Officer since December 2004. From February 1996 until November 2004, Mr. Anderson served in a number of positions at Carrier Access Corporation, including its Treasurer, Chief Financial Officer and Vice President of Administration from April 2000 through November 2004. Prior to February 1996, Mr. Anderson served as the Controller of RIK Medical LLC from September 1994 to February 1996. Mr. Anderson received a B.S. in finance and an M.B.A. in accounting from the University of Colorado and is a Certified Management Accountant.

          Mr. Sarabjit Gosal, age 37, has served us as Vice President of Marketing since April 2004. From October 2000 until joining us, Mr. Gosal served as the Senior Director of Product Marketing at Polaris Networks, a metro optical transport switch company. From November 1996 to October 2000, Mr. Gosal served as the Senior Director of Product Marketing of VINA, a broadband access company. Prior to November 1996, Mr. Gosal was the Senior Product Line Manager at Cisco Systems (StrataCom), responsible for their WAN switching platforms, as well as being responsible for marketing optical (SDH) transport systems for Fujitsu Europe. Mr. Gosal received an MBA from the University of Westminster, London and a Bachelors degree in Electronic Engineering from the University of North Wales, Bangor, UK.

          Mr. Thi Nguyen, age 41, has served as our Vice President of Engineering since February 2005. Mr. Nguyen has over 20 years of engineering experience within the telecommunications and computer industries, with progressing roles and responsibilities in engineering management. Mr. Nguyen joined us in July 2004 as Vice President of Engineering for the Newark operations. Prior to July 2004, Mr. Nguyen was the Vice President of Software Engineering at Polaris Networks since January 2001, where he lead the development of a next-generation, multi-service optical digital cross connect product. From May 1995 to January 2001, Mr. Nguyen held various engineering management positions at Cisco Systems, concluding as Director of Engineering leading a 100+ member team across multiple sites responsible for the development of software and hardware platforms for voice services and media gateway products. Mr. Nguyen holds a Bachelors of Science degree in Computer Engineering from California Polytechnic State University.

          Mr. David W. Shackelford, age 52, has served as our Vice President of Worldwide Sales and Services since October 2003 and is responsible for all domestic and international sales to partners, carriers and service providers. Prior to joining us, Mr. Shackelford was self employed as a private rancher from October 2002 until October 2003. From April 2001 to October 2002, Mr. Shackelford held the position of Vice President of Sales and Marketing for Alidian Networks Inc. Prior to that, Mr. Shackelford held the position of Vice President of Worldwide Sales for Woodwind Communications, Inc. from January 2000 to April 2001. Prior to that, he was Vice President Sales at Newbridge Networks Inc. from August 1996 till December 1999. From May 1972 through August 1996, Mr. Shackelford worked in various sales and business development positions at other organizations including Micom (a division of Nortel Networks), Gandalf Systems Corporation, Infotron Systems and Texaco Inc. Mr. Shackelford studied Business and Computer Science at Louisiana State University and is a member of the American Management Association.

          Mr. C. W. Smith, age 51, has served as our Vice President and Corporate Controller since December 2004. Mr. Smith joined Verilink in November 1998 as Controller of our Huntsville operations. In September 1999, Mr. Smith was promoted to the position of Vice President and Corporate Controller and held the position of Vice President and Chief Financial Officer from November 2001 until December 2004. From February 1995 until joining us, Mr. Smith served as Vice President Finance for TxPort, Inc. Mr. Smith received a B.S. in Accounting from the University of Alabama and holds a CPA certificate in the state of Alabama.

          There are no family relationships among any of our directors or executive officers.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a) Our common stock is traded on The Nasdaq National Market (“Nasdaq”) under the symbol “VRLK.” The following table shows the high and low sale prices per share for the common stock as reported by Nasdaq for the periods indicated:

	July 1	April 1	December 31	October 1

Fiscal 2005 — Quarter Ended
Market Price: High	$2.40	$3.60	$3.83	$3.85
Low	$1.02	$1.79	$1.10	$1.75

	July 2	April 2	January 2	October 3

Fiscal 2004 — Quarter Ended
Market Price: High	$5.28	$7.89	$8.15	$4.45
Low	$3.63	$4.12	$3.46	$1.61

          (b) As of September 21, 2005, we had 293 shareholders of record and approximately 8,300 beneficial owners of shares held in street name.

          (c) We have never declared or paid cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. Our senior convertible notes generally prohibit the payment of cash dividends on our capital stock without the prior express written consent of the holders of these notes representing not less than a majority of the aggregate principal amount of the notes then outstanding. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

          (d) The equity compensation plan information contained in Item 12 of Part III of this Annual Report is incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

          The following selected consolidated financial data for, and as of the end of, each of the fiscal years are derived from our audited consolidated financial statements. The selected financial data are qualified in their entirety by the more detailed information and financial statements, including the notes thereto. Our financial statements as of July 1, 2005 and July 2, 2004, and for each of the three years in the period ended July 1, 2005, are included elsewhere in this report. Our acquisitions during the last three fiscal years affect the comparability of the information reflected in the selected financial data.

Financial Information by Year
(in thousands, except per share amounts and number of employees)

	Fiscal Year Ended

	July 1, 2005 (1)	July 2, 2004 (2)	June 27, 2003 (3)	June 28, 2002	June 29, 2001 (4)

Results of Operations Data:
Net sales	$53,292	$46,183	$28,104	$23,413	$44,956
Gross profit	$17,316	$19,717	$14,165	$8,016	$20,541
Income (loss) from operations	$(37,483)	$(700)	$2,278	$(17,449)	$(17,183)
Net income (loss)	$(37,452)	$(26)	$1,520	$(17,240)	$(22,755)
Per share amounts:
Net income (loss):
Basic	$(1.68)	$0.00	$0.10	$(1.09)	$(1.51)
Diluted	$(1.68)	$0.00	$0.10	$(1.09)	$(1.51)
Number of weighted average shares outstanding:
Basic	22,316	15,170	14,871	15,816	15,095
Diluted	22,316	15,170	15,294	15,816	15,095
Cash dividends (5)	—	—	—	—	—
Research and development as a percentage of sales	14.0%	14.9%	14.2%	23.5%	43.8%
Balance Sheet and Other Data:
Cash, cash equivalents and short-term investments	$3,504	$3,448	$8,604	$6,228	$15,735
Working capital (deficit)	$(887)	$2,778	$6,379	$6,290	$16,251
Capital expenditures	$375	$600	$602	$340	$5,304
Total assets	$42,328	$46,138	$26,309	$22,180	$42,941
Long-term debt	$5,197	$6,262	$3,749	$4,480	$5,210
Total stockholders’ equity	$15,772	$24,374	$14,099	$12,117	$29,600
Employees	190	180	91	85	201

(1)	Includes impairment charges related to goodwill and intangible assets totaling $26,484 and restructuring charge of $275.
(2)	Includes restructuring charge of $390.
(3)

Includes in-process research and development charge of $316 related to the acquisition of the NetEngine product line, and cumulative effect of change in accounting principle, related to goodwill of $1,233.

(4)	Includes the establishment of an income tax valuation allowance of $(13,381).
(5)	We have never declared or paid dividends on our capital stock and do not intend to pay dividends in the foreseeable future.

Summarized Quarterly Financial Data (Unaudited)

          The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. This information has been prepared by us on a basis consistent with our audited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we considers necessary for a fair presentation of the data.

Financial Information by Quarter (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended

Fiscal 2005	July 1	April 1	December 31	October 1

Net sales	$13,911	$13,831	$13,266	$12,284
Gross profit	$4,798	$3,981	$4,748	$3,789
Income (loss) from operations	$(7,712)	$(3,010)	$(2,192)	$(24,569)
Net income (loss)	$(8,248)	$(2,574)	$(2,159)	$(24,471)
Per share amounts:
Net income (loss):
Basic	$(0.36)	$(0.11)	$(0.09)	$(1.19)
Diluted	$(0.36)	$(0.11)	$(0.09)	$(1.19)
Number of weighted average shares outstanding:
Basic	23,011	22,890	22,754	20,608
Diluted	23,011	22,890	22,754	20,608

	Three Months Ended

Fiscal 2004	July 2	April 2	January 2	October 3

Net sales	$13,853	$13,646	$9,089	$9,595
Gross profit	$5,185	$5,207	$4,201	$5,124
Income (loss) from operations	$(798)	$(1,459)	$63	$1,494
Net income (loss)	$(538)	$(1,388)	$264	$1,636
Per share amounts:
Net income (loss):
Basic	$(0.03)	$(0.09)	$0.02	$0.11
Diluted	$(0.03)	$(0.09)	$0.02	$0.10
Number of weighted average shares outstanding:
Basic	16,131	15,048	14,768	14,734
Diluted	16,131	15,048	16,385	15,977

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the fiscal 2005 Consolidated Financial Statements and Notes thereto.

          This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in “Factors Affecting Future Results” below.

          Our fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30. Fiscal 2005 and 2003 each consisted of 52 weeks and fiscal 2004 consisted of 53 weeks.

Overview

          Verilink Corporation is a leading provider of next-generation broadband access products and services. Our products support the delivery of voice, video and data services over converged access networks and enable the smooth migration from present TDM-based networks to IP-based networking. We develop, manufacture, and market integrated access devices (“IADs”), Optical Ethernet access products, wireless access devices and bandwidth aggregation solutions. These products are sold to service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners, and are deployed worldwide as targeted solutions for applications involving voice over IP (“VoIP”), voice over ATM (“VoATM”), voice over DSL (“VoDSL”), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, service inter-working, and the migration of networks from traditional time-division multiplexing (“TDM”) based access to IP/Ethernet. Our customers include regional bell operating companies (“RBOCs”), Inter-exchange carriers (“IXCs”), incumbent local exchange carriers (“ILECs”), independent operating companies (“IOCs”), competitive local exchange carriers (“CLECs”), international post, telephone, and telegraph companies, wireless service providers, equipment vendors, Fortune 500 companies, small to mid-sized business customers, and various local, state, and federal government agencies.

          In fiscal 2005, we continued our merger and acquisition strategy initiated in fiscal 2003 in order to drive revenue growth, gain market share with expanded product offerings, and strengthen our position for the high-growth emerging markets in next generation broadband access including VoIP, routing and optical access. On July 28, 2004, we completed our acquisition of Larscom, a leading provider of high-speed broadband and optical Ethernet access products. The Larscom acquisition provided a broadened product line to address new market opportunities in the carrier and large enterprise markets, and included the eLink family of TDM-based IADs and other related product lines. This acquisition also brought existing customer contracts and relationships, sales, sales engineering, customer service and support personnel, and an engineering team based in Newark, California. Our results for fiscal 2005 include the results of Larscom since July 29, 2004, the first date after the closing of the acquisition.

          The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of July 1, 2005 contains an explanatory paragraph, which refers to our working capital deficiency, operating loss and negative cash flow from operations which raise substantial doubt about our ability to continue as a going concern.

          As shown in our consolidated financial statements, we have incurred losses from operations over the last two fiscal years, and as of July 1, 2005, our current liabilities exceeded our current assets by $887,000. These factors raise substantial doubt about our ability to continue as a going concern. Management has instituted a cost reduction program that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we have increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. We are also working to amend the lease terms of the facility at 950 Explorer Boulevard in Huntsville, Alabama in order to improve the salability of this facility; and to rationalize our product lines, which could result in the potential sale and/or acquisition of product line(s). Management believes these factors will contribute toward achieving positive cash flow from operations.

          On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary. We believe that our cash and cash equivalents, anticipated cash flow from operations and anticipated proceeds from the sale of the facility located at 950 Explorer Boulevard, Huntsville, Alabama will be sufficient to fund our operations through the next twelve months, although no such assurance can be given. See “Liquidity and Capital Resources” and “Factors Affecting Future Results” below for a discussion of the potential impact if we do not substantially meet our fiscal 2006 operating plan.

Results of Operations

Sales

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

	(thousands)
Net sales	$53,292	$46,183	$28,104
Percentage change from preceding year	15%	64%	20%

          Net sales for fiscal 2005 increased 15% to $53,292,000 from net sales of $46,183,000 in fiscal 2004. This increase is attributable to the acquisition of XEL Communications, Inc. (“XEL”) in February 2004 and Larscom in July 2004 offset by the decline in sales of AS2000 products to Nortel Networks. Net sales of carrier and carrier access products, which include XEL, Miniplex products and the AS2000 product family, decreased 19% to $25,122,000 in fiscal 2005 from $31,016,000 in fiscal 2004 due to the decline in sales of AS2000 products to Nortel Networks offset by the impact of the XEL acquisition, which contributed net sales of carrier and carrier access products and services totaling $20,962,000 for fiscal 2005. With these acquisitions, we are less dependent on legacy product sales, particularly the AS2000 product, which accounted for 3% of net sales in fiscal 2005 as compared to 35% of net sales in fiscal 2004. Net sales of enterprise access products, including the 8000 Series IADs, Larscom family of products, and WANsuite products, increased 86% to $28,170,000 in fiscal 2005 from $15,167,000 in fiscal 2004 due to the impact of the Larscom acquisition. Total services revenue for fiscal 2005 increased to $11,097,000 from $3,764,000 for fiscal 2004 due to the service businesses of XEL and Larscom.

          Net sales for fiscal 2004 increased 64% to $46,183,000 from net sales of $28,104,000 in fiscal 2003. Overall, this increase is attributable to the acquisitions completed in fiscal 2004 and 2003, including the 8000 Series IAD product line acquired in January 2003, the Miniplex product line acquired in July 2003 and XEL acquired in February 2004. Net sales of carrier and carrier access products increased 81% to $31,016,000 in fiscal 2004 from $17,161,000 in fiscal 2003 due to the impact of these acquisitions, which contributed net sales of carrier and carrier access products and services totaling $15,388,000 in fiscal 2004. Sales of AS2000 products in fiscal 2004 accounted for 35% of net sales as compared to 62% of net sales in fiscal 2003 due to the decrease in sales to Nortel Networks. Net sales of enterprise access products, including the 8000 Series IADs and WANsuite products, increased 39% to $15,167,000 in fiscal 2004 from $10,943,000 in fiscal 2003 due to the impact of the 8000 Series IAD acquisition and an increase in sales of all other enterprise access products.

          Sales to our top five customers accounted for 66%, 74% and 77% of sales in fiscal 2005, 2004 and 2003, respectively. Our five largest customers in fiscal 2005 in alphabetical order were Interlink Communications Systems, Lucent Technologies, MCI, Tech Data Corporation and Verizon, with Verizon representing 42% of our sales in fiscal 2005. See Note 1 of “Notes to Consolidated Financial Statements” and “Factors Affecting Future Results – Our results and performance are dependent on a limited customer base”.

          We sell our products primarily in the United States through a direct sales force and through a variety of resellers, including original equipment manufacturers, system integrators, value-added resellers and distributors. Sales to value-added resellers and distributors accounted for approximately 12% of sales in fiscal 2005, as compared to approximately 9% in fiscal 2004 and 17% in fiscal 2003. In fiscal 2005, sales to customers outside of North America accounted for 8% of total sales. We expect that sales to customers outside the United States will increase in fiscal 2006.

Gross Profit

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

	(thousands)
Gross Profit	$17,316	$19,717	$14,165
Percentage of Sales	32.5%	42.7%	50.4%

          Gross profit, as a percentage of sales, in fiscal 2005 was 32.5% as compared to 42.7% in fiscal 2004 and 50.4% in fiscal 2003. The decrease in gross profit margin in fiscal 2005 is attributable to a number of factors, including the change in product and services sales mix, downward pricing pressures in the IAD product families, the impact of the decline in sales of AS2000 products and additional inventory reserves provided against excess inventories. Inventory reserves provided in fiscal 2005 totaled $2,239,000 as compared to $410,000 in fiscal 2004. The decrease in gross profit margin in fiscal year 2004 as compared to fiscal year 2003 was attributable to the product sales mix and the products acquired in acquisitions that carry an overall lower gross margin percentage.

          In future periods, our gross profit margin will vary depending upon a number of factors, including the mix of products and services sold, the cost of products manufactured at subcontract facilities, the channels of distribution, the price of products sold, discounting practices, price competition, increases in material costs and changes in other components of cost of sales. As we introduce new products, it is possible that such products may have lower gross profit margins than other established products in high volume production. Accordingly, gross profit as a percentage of sales may vary.

Research and Development

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

	(thousands)
Research and development	$7,454	$6,876	$3,985
Percentage of Sales	14.0%	14.9%	14.2%

          Research and development (“R&D”) expenses increased to $7,454,000, or 14.0% of sales, in fiscal 2005, as compared to $6,876,000, or 14.9% of sales, in fiscal 2004. This increase in expenditures was primarily due to the addition of staff in connection with the acquisitions of XEL and Larscom offset by a reduction in staff from the consolidation of engineering in the Santa Barbara, California and Aurora, Colorado offices into our offices in Madison, Alabama and Newark, California.

          R&D expenses increased to $6,876,000 or 14.9% of sales in fiscal 2004 as compared to $3,985,000 or 14.2% of sales in fiscal 2003. This increase in expenditures was primarily due to headcount added in connection with the 8000 Series IAD product line acquisition in January 2003 and the XEL acquisition in February 2004. Additionally, R&D expenses in fiscal 2004 included $220,000 for compensation expense related to bonuses, stock awards and restricted stock awards issued to employees in connection with the acquisition of XEL. R&D as a percentage of sales increased in fiscal 2004 as compared to fiscal 2003 due to the increased spending.

          We consider product development expenditures to be important to future sales, but expect to adjust the level of these expenditures in relation to the level of sales achieved in future periods. There can be no assurance that our research and development efforts will result in commercially successful new technology and products in the future, and those efforts may be affected by other factors as noted below. See “Factors Affecting Future Results”.

Selling, General and Administrative

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

	(thousands)
Selling, general and administrative	$18,040	$12,125	$7,102
Percentage of Sales	33.9%	26.3%	25.3%

          Our selling, general and administrative (“SG&A”) expenses increased to $18,040,000, or 33.9% of sales in fiscal 2005 from $12,125,000, or 26.3% of sales in fiscal 2004. The increase in absolute dollars in fiscal 2005 compared to fiscal 2004 was due primarily to increased headcount and related expenses primarily attributable to the acquisitions of XEL and Larscom. In fiscal 2005, compensation expense increased by $2,845,000, or 36% over the amount in fiscal 2004. The overall increase in SG&A spending was in all areas, with the largest increases in the sales and marketing areas. Travel expenses increased in fiscal 2005 due to our efforts to increase international sales. The provision for bad debt expense totaled $358,000 in fiscal 2005 compared to a net credit of $255,000 in fiscal 2004. Compensation expense for bonuses, stock awards and restricted stock awards issued to employees in connection with the acquisition of XEL decreased to $246,000 in fiscal 2005 from $1,397,000 in fiscal 2004. The increase in SG&A as a percentage of sales was due to increased spending on increased sales dollars.

          SG&A expenses increased to $12,125,000, or 26.3% of sales in fiscal 2004 from $7,102,000, or 25.3% of sales in fiscal 2003. The absolute dollar increase in fiscal 2004 compared to fiscal 2003 was due primarily to increased headcounts between the two years and the impact of acquisitions, including compensation expense of $1,397,000 for bonuses, stock awards and restricted stock awards issued to employees in connection with the acquisition of XEL. Headcount increased in all areas, but primarily in selling as additional sales staff was added to support the increased sales growth.

Amortization of Intangible Assets

          Amortization of intangible assets increased to $2,546,000, or 4.8% of sales in fiscal 2005, from $1,026,000 or 2.2% of sales in fiscal 2004 and $484,000 or 1.7% in fiscal 2003. These increases in amortization are the result of intangible assets acquired in acquisitions completed over the last 27 months. We expect amortization of intangible assets to decrease in fiscal 2006. See Note 8 — Other Intangible Assets in the Notes to Consolidated Financial Statements.

Impairment Charges Related to Goodwill

          In fiscal 2005, we completed an interim review for the impairment of goodwill during fiscal 2005 due to triggering events that occurred during the first quarter and completed our annual impairment test of goodwill as of July 1, 2005. Based on these reviews, we concluded that the fair value of our reporting unit was less than our carrying value. As a result, we recorded impairment charges related to goodwill in fiscal 2005 totaling $24,334,000. See Note 7 —Goodwill in the Notes to Consolidated Financial Statements.

Impairment Charge Related to Intangible Assets

          In fiscal 2005, we recognized $2,150,000 in impairment losses on certain identified intangible assets (trade names and existing technology) acquired primarily in connection with the Larscom and XEL acquisitions. See Note 8 — Other Intangible Assets in the Notes to Consolidated Financial Statements.

Restructuring Charges

          During fiscal 2005, we consolidated our engineering functions into two locations and also consolidated certain Larscom manufacturing and administrative functions in Newark, California to our Madison, Alabama facility. As a result of the engineering resource alignment, we closed our Santa Barbara, California office and transitioned engineering formally located in Aurora, Colorado to the appropriate facility in either Madison, Alabama or Newark, California. We substantially completed the engineering consolidation during the second quarter of fiscal 2005. We recognized restructuring charges related to these activities along with restructuring activities announced in fiscal 2004 totaling

$1,084,000, partially offset by $239,000 of rent collected from the Sub-tenant of the facility assumed in Durham, North Carolina in connection with the Larscom acquisition. Restructuring charges were reduced in fiscal 2005 by $570,000 for the reduction in the restructuring accruals assumed in the Larscom acquisition for severance and related costs due to changes in the employment status of certain employees, and adjustments to the real estate restructuring accrual based on our review of the estimated remaining obligations.

          In fiscal 2004, we began consolidation of certain manufacturing and administrative activities in Aurora, Colorado with our operations in Madison, Alabama. We recorded restructuring charges in fiscal 2004 of $390,000 in connection with these restructuring activities, which includes severance and other termination benefits. This restructuring resulted in a reduction in workforce of approximately 17 employees, or 10% of our total workforce. No payments or charges to the restructuring reserve were made during fiscal 2004. These consolidation activities were completed during the first quarter of fiscal 2005.

In-process Research and Development

          The in-process research and development expense of $316,000 for fiscal 2003 was a non-recurring charge for the acquisition costs of the 8000 series IAD product line attributable to in-process technologies.

Interest and Other Income, Net

          Interest and other income, net, increased to $1,164,000 in fiscal 2005 from $927,000 in fiscal 2004 due to (i) the change in fair value of warrants issued in connection with the senior convertible notes of $543,000, (ii) offset by lower interest income on lower average investment balances during the period and (iii) a decrease of $121,000 in the income recognized on the forgiveness of the convertible promissory notes associated with the XEL acquisition. Rental income, net of expenses, was $551,000 and $542,000 in fiscal 2005 and 2004, respectively.

          Interest and other income, net, increased to $927,000 in fiscal 2004 from $656,000 in fiscal 2003 due to net rental income related to property held for lease, earnest money forfeited by the potential buyer of the property held for lease in the amount of $75,000 and income of $229,000 from the forgiveness of a portion of convertible notes associated with the XEL acquisition, offset by lower interest income on lower average investment balances during the year and lower interest rates.

Interest Expense

          Interest expense increased to $1,133,000 in fiscal 2005 from $253,000 in fiscal 2004 as a result of (i) total interest charges related to the $10,000,000 in senior convertible notes issued on March 21, 2005 (ii) interest on the convertible notes issued in connection with the acquisition of XEL in February 2004, and (iii) interest paid on borrowings under the RBC line of credit from April 2004 through March 2005, which was repaid and terminated on March 21, 2005. Interest expense increased to $253,000 in fiscal 2004 from $181,000 in fiscal 2003 as a result of convertible notes issued in connection with the XEL acquisition and borrowings under our line of credit.

Provision for Income Taxes

          No tax provision or tax benefit was provided in fiscal 2005 due to the valuation allowance provided against the net change in deferred tax assets. We established a full valuation allowance in prior years against our deferred tax assets due to net operating losses. We have net operating loss carry forwards of approximately $74,071,000 as of July 1, 2005.

Cumulative Effect of Change in Accounting Principle, Relating to Goodwill

          As of June 29, 2002, we adopted SFAS No. 142, ceased amortizing goodwill and completed our transitional impairment test of goodwill. As a result, we determined that our goodwill was impaired and recorded a charge of $1,233,000 in fiscal 2003. This charge is presented in the consolidated statement of operations as a cumulative effect of change in accounting principle, relating to goodwill.

Net Income (Loss)

          Net loss for fiscal 2005 was $37,452,000 compared to net loss of $26,000 for fiscal 2004 as a result of the above factors, primarily due to impairment charges related to goodwill and intangible assets, the increase in operating expenses and the decline in gross profits. Net loss was (70.3)% of sales for fiscal 2005 and net loss for fiscal 2004 was an insignificant percentage of sales. Net loss of $26,000 for fiscal 2004 compares to net income for fiscal 2003 of $1,520,000, as a result of the above factors. Net income for fiscal 2003 was 5.4% of net sales.

Liquidity and Capital Resources

          Our principal source of liquidity at July 1, 2005 included $3,504,000 of unrestricted cash and cash equivalents.

          During fiscal 2005, we used $9,301,000 of net cash from operating activities, compared to net cash generated from operating activities in fiscal 2004 of $843,000 and net cash generated in operating activities in fiscal 2003 of $4,017,000. Accounts receivable, excluding accounts receivable acquired in the Larscom acquisition, decreased $459,000 to $10,068,000 at July 1, 2005. Accounts receivable, excluding accounts receivable acquired in the XEL acquisition, increased $2,083,000 to $7,881,000 at July 2, 2004, from the prior year balance due to additional sales revenue and the timing of shipments during the fourth quarter. Inventories, excluding the impact of inventory acquired in the Larscom acquisition, decreased $3,970,000 and totaled $5,256,000 at July 1, 2005 as a result of improved inventory management and inventory reserves provided during the year totaling $2,239,000. Inventories, excluding the impact of inventory acquired in the XEL acquisition, decreased $117,000 and totaled $6,010,000 at July 2, 2004. The change in accounts payable, accrued expenses and other non current liabilities used total cash of $9,018,000 in fiscal 2005 due to amounts paid for restructuring activities and the timing of payments to vendors, offset by an increase in accruals related to the increase in sales volume. The change in accounts payable and accrued expenses provided total cash of $731,000 in fiscal 2004 due to the timing of payments to vendors and increase in accruals related to the increase in sales volume.

          Net cash generated in investing activities of $2,989,000 in fiscal 2005 compares to net cash used in investing activities of $8,266,000 and $1,045,000 in fiscal 2004 and 2003, respectively. The cash generated in fiscal 2005 was due to cash acquired at closing in connection with the Larscom acquisition of $4,273,000, offset by payments totaling $909,000 related to product line acquisitions and capital expenditures of $375,000. The cash used in fiscal 2004 was due to cash paid at closing in connection with the XEL acquisition of $7,612,000, payments totaling $1,395,000 related to product line acquisitions and capital expenditures of $600,000, reduced by the release of restricted cash of $1,000,000, the sale of short term investments of $101,000 and proceeds from the repayment of notes receivable of $240,000. The cash used in fiscal 2003 was due to payments totaling $1,200,000 related to a product line acquisition and capital expenditures of $602,000, reduced by the sale of short term investments of $497,000 and proceeds from the repayment of notes receivable of $260,000.

          Net cash provided by financing activities was $6,381,000 in fiscal 2005 compared to net cash provided by financing activities of $2,375,000 in fiscal 2004 and cash used in financing activities on $94,000 in fiscal 2003. Repayments against bank borrowings and long-term debt of $3,980,000 and repurchase of common stock of $245,000 accounted for the primary use of funds in fiscal 2005, offset by the net proceeds from bank borrowings and long term debt of $10,378,000 and proceeds from the exercise of stock options of $228,000. Payments against bank borrowings and long-term debt of $731,000 accounted for the primary use of funds in fiscal 2004, offset by the proceeds from bank borrowings and long term debt under the bank line of credit of $2,046,000 and proceeds from the exercise of stock options of $1,060,000. Payments against bank borrowings and long-term debt of $724,000 and the purchase of common stock of $49,000 accounted for the primary use of funds in fiscal 2003, offset by the proceeds from the cash repayment of notes receivables from stockholder of $675,000.

Senior Convertible Notes

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior convertible notes will be subject to weighted average anti-dilution adjustments. The senior convertible notes may not be converted into more than 20% of the number of shares or voting power of our common stock outstanding as of the closing of the financing until such conversion or exercise has been approved by our stockholders. As of July 1, 2005, a total of $10,000,000 in face value of senior convertible notes was outstanding. These senior convertible notes are recorded in the consolidated balance sheet at July 1, 2005, at the discounted amount of $7,576,000. As provided in the securities purchase agreement, we used $3,500,000 of the proceeds from these senior convertible notes to repay and terminate the line of credit with RBC Centura Bank (“RBC”).

          The senior convertible notes bear interest at a rate of six percent per annum and are repayable in ten quarterly installments beginning in July 2005, or earlier upon the occurrence of certain events. On July 11, 2005, we made the first quarterly installment of $1,000,000, which we elected to pay in cash. Payment of both principal and interest may be made in either cash or, provided that we have obtained stockholder approval to the extent necessary, by the delivery of shares of common stock at a price equal to the lower of (i) the conversion price of $3.01 or (ii) 90% of the weighted average sale price of our common stock for the fifteen consecutive trading days ending on the fourth trading day immediately preceding the applicable interest or installment payment date. Such issuance of common stock will not result in anti-dilution adjustments to the conversion price of the senior convertible notes. If by November 21, 2005, we have not obtained stockholder approval of the issuance of the senior convertible notes, the warrants and the shares of common stock to be issued thereunder and an increase in our authorized capital of at least 10,000,000 shares of common stock, we will be required to make at least 50% of interest and installment payments made after such date in cash. If, as of the end of each fiscal quarter during the period in which the senior convertible notes are outstanding, we fail to maintain certain minimum working capital requirements, the holders of the senior convertible notes may require us to make an additional installment payment under the senior convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior convertible notes. Substantially all of our assets are pledged as collateral for amounts outstanding under the senior convertible notes.

          At July 1, 2005, “tested working capital”, as defined in the senior convertible notes, was $8,882,000. If we fail to maintain tested working capital of at least $8,000,000 at the end of each fiscal quarter in which amounts are outstanding under the senior convertible notes, the holders of the senior convertible notes may require us to make an additional special installment payment under these notes as described above.

Convertible Promissory Notes

          In February 2004, we issued two convertible promissory notes totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. As of July 1, 2005, the amount outstanding under the convertible promissory notes totaled $2,880,000.

Prior Line of Credit

          As noted above, the line of credit with RBC was repaid and the loan and security agreement terminated on March 21, 2005 in connection with the issuance of the senior convertible notes. The interest on outstanding borrowings under this line was at a rate of 250 basis points over the 30-day London inter-bank offered rate.

Note Payable on Real Estate

          The final balloon payment of approximately $3,039,000 is due on February 1, 2006 on a note secured by our facility leased to The Boeing Company (“Boeing”) located at 950 Explorer Boulevard in Huntsville, Alabama. We are working to amend the lease with Boeing to extend the lease term, among other things. We continue to seek a buyer for this facility and believe an extended lease term will increase the number of potential buyers and improve its salability. We may not, however, be able to finalize the lease amendment or complete a sale of the property on a timely basis on favorable terms to us, or at all.

Liquidity Generally

          In connection with our acquisition of the Miniplex product line, we purchased the seller’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used by us or December 31, 2004. The remaining purchase commitment of $586,000 is included in inventories and accounts payable on the consolidated balance sheet as of July 1, 2005.

          As shown in our consolidated financial statements, we have incurred losses from operations over the last two fiscal years, and as of July 1, 2005, our current liabilities exceeded our current assets by $887,000. These factors raise substantial doubt about our ability to continue as a going concern. Management has instituted a cost reduction program that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we have increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. We are also working to amend the lease terms of the facility at 950 Explorer Boulevard in Huntsville, Alabama in order to improve the salability of this facility; and to rationalize product lines, which could result in the potential sale and/or acquisition of product line(s). Management believes these factors will contribute toward achieving positive cash flow from operations.

          On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary. We believe that our cash and cash equivalents, anticipated cash flow from operations and anticipated proceeds from the sale of the facility located at 950 Explorer Boulevard, Huntsville, Alabama will be sufficient to fund our operations through the next twelve months, although no such assurance can be given. However, if the facility is not sold or is sold for substantially less than the appraised value, we will need other sources of credit or financing in early calendar 2006 to repay amounts due in February 2006 under the convertible promissory notes and note payable on real estate and to provide working capital. If additional credit or other financing is not available as needed or on terms acceptable to us, we may seek to renegotiate certain of our contractual obligations.

          The following table sets forth the annual payments we are required to make under contractual cash obligations and other commercial commitments for notes payable to bank, long-term debt, capital lease obligations, convertible notes, operating leases and for purchases of inventory and services, in thousands, at July 1, 2005.

	Payment due by period

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt:
Senior convertible notes (1)	$7,576	$2,470	$5,106	$—	$—
Convertible promissory notes (2)	2,880	2,880	—	—	—
Note payable on real estate	3,319	3,319	—	—	—
Capital lease obligations	149	58	83	8	—
Operating leases	2,639	1,062	1,484	93	—
Purchase commitments	3,405	3,405	—	—	—
Other long-term liabilities	567	14	540	13	—

Total	$20,535	$13,208	$7,213	$114	$—

(1)          Amounts shown net of discount, which totals $2,424,000 as of July 1, 2005. Gross payments due in less than one year and 1 – 3 years are $4,000,000 and $6,000,000, respectively. As noted in the narrative above, senior convertible notes can be converted by the holder into common stock at an initial price of $3.01 per share. We can elect to satisfy our payment obligations under the senior convertible notes through the issuance of common stock, instead of cash, subject to certain conditions described in the narrative above.

(2)          The holders may convert the note in whole or in increments of at least $1,000,000 into common stock of the Company at a conversion price of $5.324 per share. If the holders convert any portion of the promissory note, the holders must repay all interest received by them on the portion of the note converted before the Company will issue the common stock. These notes may be converted into common stock prior to the due date on February 5, 2006.

Acquisition

          Larscom Incorporated.On July 28, 2004, we completed our acquisition of Larscom and issued approximately 5,948,652 shares of our common stock for all the outstanding stock of Larscom. Additionally, we assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users. This acquisition reflects our strategy to pursue revenue growth, and brings a complementary customer base and product synergies.

          The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment. A summary of the total purchase consideration is as follows:

Value of common stock issued	$26,043
Value of options and warrants assumed	516
Direct merger costs	1,300

Total purchase consideration	$27,859

Critical Accounting Policies

          Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods might be based upon amounts that differ from those estimates. The following represent what we believe are among the critical accounting policies most affected by significant management estimates and judgments:

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

          Impairment of Long-Lived Assets and Goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No.’s 144 and 142, respectively. Our long-lived assets include, but are not limited to, the property held for lease, furniture and equipment, software licenses, and goodwill and intangible assets related to acquisitions.

          We assess the impairment of goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable under the guidance prescribed by SFAS No. 142. Due to circumstances that occurred during the first quarter of fiscal 2005, we completed a test for impairment of goodwill. These circumstances included the loss of product revenues from a significant customer, the low level of liquidity noted in the going concern opinion issued late in the quarter on our fiscal 2004 consolidated financial statements and the low market price of our common stock following the end of the first quarter. Based on this review, we determined that the carrying value of our goodwill was impaired and recorded an impairment charge related to goodwill of $19,984,000. The impairment charge was based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model. In connection with our annual review for impairment of goodwill completed as of July 1, 2005, we concluded that the carrying value of our goodwill was further impaired and recorded an additional impairment charge related to goodwill of $4,350,000.

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

          In fiscal 2005, we also recognized $2,150,000 in impairment losses on certain identified intangible assets (trade names and existing technology) acquired primarily in connection with the Larscom and XEL acquisitions. We stopped using the XEL trade name in fiscal 2005, which resulted in the impairment of this asset. Projected sales and margins of some of the acquired products have been lower than expected. As a result, projected future cash flows related to the existing technology intangible assets were determined to be less than the carrying values. The revised carrying values of these intangible assets were calculated using discounted estimated future cash flows. We also determined that the remaining useful life of the customer relations intangible asset acquired in the XEL acquisition should be reduced from thirteen and one-half years to ten years. The residual balance for this intangible asset, $4,603,000, will be amortized over the remaining ten years on a straight-line basis.

          Inventories. We value inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case we may increase or decrease the provision required for excess and obsolete inventory in future periods. During fiscal 2005, we increased these inventory reserves and recorded a provision for excess and obsolete inventory of $2,239,000 based on our estimate of future sales. Inventory reserves totaled $8,633,000 and $3,316,000 as of July 1, 2005 and July 2, 2004, respectively.

          Revenue Recognition. We recognize a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock our products. The reserve for future product returns was $550,000 and $313,000 as of July 1, 2005 and July 2, 2004, respectively.

          Warranty Provision. We record a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. During fiscal 2005, we reduced the warranty reserve by $800,000 based on recent actual experience reflecting a lower than expected return rate for products shipped in earlier years. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability, which totaled $1,290,000 and $1,192,000 as of July 1, 2005 and July 2, 2004, respectively.

          Allowance for Doubtful Accounts. We estimate losses resulting from the inability of our customers to make payments for amounts billed. The collectability of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. We recorded an increase in our allowance for doubtful accounts during fiscal 2005 totaling $382,000 due primarily to the bankruptcy of one of our customers. Should our actual experience with respect to collections further differ from these assessments, there could be additional adjustments to our allowance for doubtful accounts, which totaled $1,200,000 and $536,000 as of July 1, 2005 and July 2, 2004, respectively.

          Deferred Tax Assets. We have provided a full valuation reserve related to our deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. The valuation allowance related to our deferred tax assets was $59,803,000 and $16,783,000 as of July 1, 2005 and July 2, 2004, respectively.

Recent Accounting Pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 are effective for our fiscal 2006. We do not expect SFAS 151 to have a material impact on our financial position, results of operations, or cash flows.

          In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires us to expense stock options based on grant date fair value in our financial statements. Further, SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We are considering the guidance of this SAB in our adoption of SFAS 123R. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our consolidated financial statements in Note 1 under Stock Based Compensation. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on our results of operations and earnings (loss) per share. We have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.

          In December 2004, FASB issued FASB Staff Position No. SFAS 109-a, Application of FAS 109 for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FASB Staff Position No. SFAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“Act”) repeals export tax benefits, transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. These two staff positions provide accounting and disclosure guidance related to the American Job Creation Act of 1004. The Act will have no effect on our fiscal 2005 tax liability; however, we are evaluating the impact on future years.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our financial position, results of operations, or liquidity.

          In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the corporation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors, and is effective for us beginning in fiscal year 2007. Adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

Factors Affecting Future Results

          As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “believe”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements in (i) Item 1 regarding the stabilization of the communications services market; stabilization of the telecommunication industry; growth of the Ethernet access market; consolidation of equipment manufacturers and service providers; the incremental investment in both equipment and infrastructure; the introduction of new telecommunications services; the growing popularity and use of the Internet; the need for virtual private networking capabilities; the requirement for better security, encryption, traffic prioritization and network management; the increase in bandwidth and addition of productivity-enhancing applications; the employment of new telecommunications equipment, technology and facilities; the beneficiaries of the trend toward higher bandwidth; the trend toward bundled service offerings; the creation of new revenue opportunities; under served markets increasingly looking to wireless and DSL technology; future growth in the wireless communications industry, particularly in terms of number of subscribers, minutes used, implementation of new systems and the emergence of broadband access; research and development expenditures; estimated increase in the demand for data services and the markets for our products; growth in VoIP and VoDSL; and integration of our manufacturing operations; and (ii) Item 7 regarding the extension of the lease agreement with Boeing and the sale of the facility at 950 Explorer Boulevard in Huntsville, Alabama; amortization of intangible assets; product features under development; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; decline in sales of legacy products; increase in foreign sales; the adequacy of our liquidity and capital resources for the next fiscal year and our ability to continue as a going concern; and the impact of recent accounting pronouncements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below as well as the other factors set forth in Item 1 and Item 7 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in our Reports on Form 10-Q and our Annual Report to Stockholders.

Our indebtedness and debt service obligations may adversely affect our cash flow.

          Should we be unable to satisfy our interest and installment payment obligations under our senior convertible notes by the payment of shares of common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations, we may have to restructure or severally limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to: (i) requiring the dedication of a substantial portion of the our expected cash flow from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, (ii) increasing our vulnerability to general adverse economic and industry conditions, (iii) limiting our ability to obtain additional financing, (v) limiting our flexibility to plan for, or react to, changes in its business and the industry in which it competes, and (vi) placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

Issuance of shares of common stock upon conversion or repayment of senior convertible notes, payment of interest, and exercise of warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

          We may issue shares of common stock to the holders of our senior convertible notes (i) upon conversion of some or all of the senior secured convertible notes, (ii) in satisfaction of our installment obligations under the notes, in lieu of cash payments, (iii) in satisfaction of our interest obligations under the notes, in lieu of cash payments, and (iv) upon exercise of the warrants. Any of these issuances will dilute the ownership interests of existing stockholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of the common stock. In addition, the existence of these notes and warrants may encourage short selling by market participants.

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

          We may need other sources of financing or credit to repay amounts due in February 2006 under the convertible promissory notes and note payable on real estate and to provide working capital. With respect to the convertible promissory notes, the amount outstanding totaled $2,880,000 as of July 1, 2005. With respect to the note payable on real estate, a final balloon payment of approximately $3,039,000 is due on February 1, 2006. To the extent our results of operations do not substantially meet our operating plan, or the facility located at 950 Explorer Boulevard, Huntsville, Alabama is not sold or is sold substantially below its appraised value, or additional working capital is needed to support growth, credit or other financing may be needed in greater amounts or earlier than otherwise. If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of our existing stockholders will be reduced. If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities would have rights, preferences and privileges senior to holders of common stock. The terms of these securities could also impose restrictions on our operations. Additional credit or other financing may not be available when needed or on terms favorable to us or at all.

Our independent registered public accounting firm’s report includes a “going concern” explanatory paragraph.

          Our independent registered public accounting firm has included in its report on our consolidated financial statements for the fiscal year ended July 1, 2005, a going concern explanatory paragraph, which refers to our working capital deficiency, operating loss and negative cash flow from operations that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to maintain adequate financing and achieve a level of revenues and cash flow adequate to support our capital and operating requirements. If we do not effectively manage our working capital or achieve targeted cost savings as contemplated in management’s operating plan, we may need to implement additional cost containment measures, seek additional financing, and/or seek to renegotiate our contractual obligations. This uncertainty may cause our stock price to fall and impair our ability to raise additional capital, if necessary. This uncertainty may create a concern among our current and future customers and vendors as to whether we will be able to fulfill our contractual obligations. As a result, current and future customers may determine not to do business with us, or only do so on less favorable terms, which would cause our revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving us of the human capital we need to be successful.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

          Changing laws, regulations and standard relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

When we adopt SFAS 123R related to the accounting for employee stock option and employee stock purchase plans using a fair-value method, our results from operations and earnings per share will be reduced significantly.

          The Financial Accounting Standards Board issued SFAS No. 123R “Share-Based Payment” in December 2004. SFAS 123R requires companies to measure all stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements. SFAS 123R is effective beginning our first quarter of fiscal 2006. We are assessing the impact of SFAS 123R on our stock-based compensation programs; however, we expect to record significant stock-based compensation expense that will reduce our net income (loss) and earnings per share. When we are required to treat all stock-based compensation as an expense, we may change both our cash and stock-based compensation practices.

We are dependent on continued market acceptance of legacy products, acquired products, recently introduced products and new product development.

          Our future results of operations are dependent on market acceptance of existing and future applications for our existing products, products that we have acquired and new products in development. In prior fiscal years, the majority of sales were provided by our legacy products, primarily the AS2000 product line. The Miniplex product line acquired from Terayon Communication Systems, Inc. (“Terayon”) can also be classified as a legacy product. We experienced a significant decline of legacy sales in fiscal 2005 compared to fiscal 2004 and we expect sales to further decline in the future.

          Market acceptance of our products is dependent on a number of factors, not all of which are in our control, including the continued growth in the use of bandwidth intensive applications, continued deployment of new telecommunications services such as VoIP, market acceptance of integrated access devices and packetized voice systems in general, the availability and price of competing products and technologies, and the success of our sales and marketing efforts. Failure of our products to achieve market acceptance or our failure to introduce new products in a timely manner could cause companies to purchase products from competitors and reduce our net sales, which may cause our stock price to decline.

          New products may require additional development work, enhancement and testing or further refinement before we can make them commercially available. We have in the past experienced delays in the introduction of new products, product applications and enhancements due to a variety of internal factors, such as reallocation of priorities, difficulty in hiring sufficient qualified personnel and unforeseen technical obstacles, as well as changes in customer requirements. Such delays have deferred the receipt of revenue from the products involved. If our products have performance, reliability or quality shortcomings, we may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses.

          We expect revenues from sales of some of our current products to decline over time as a result of decreased demand and pricing pressure. Therefore, our future operating results are highly dependent on market acceptance of recently-introduced products and products that may be introduced in the future. There can be no assurance that such products will achieve widespread market acceptance, and, in fact, some other products we or Larscom introduced in recent years have failed to meet our sales expectations. The industry-wide telecommunications equipment downturn caused sales of new products to be well below expectations. We have, in the past, experienced delays and changes in course in the development of new products and the enhancement of existing products, and such delays and changes in course may occur in the future. Our inability to develop and introduce new products or product versions in a timely manner, due to resource constraints or technological or other reasons, or to achieve timely and widespread market awareness and acceptance of our new products or releases, would have a material adverse effect on our net sales and the market share of our products.

          We currently have limited resources to invest in the development and marketing of new products. If we do not substantially meet our operating plan, we may need to implement further cost reductions that could adversely affect our ability to develop and market new products.

There are risks associated with our acquisitions, potential acquisitions and joint ventures.

          An important element of our strategy is to seek acquisition prospects and joint venture opportunities that we believe will complement our existing product offerings, augment our market coverage and customer base, enhance our technological capabilities or offer revenue and profit growth opportunities. We acquired all of the outstanding stock of Larscom on July 28, 2004, for approximately 5,948,652 shares of our common stock. We acquired all of the outstanding stock of XEL Communications, Inc. (“XEL”) on February 5, 2004, for approximately $17,650,000, consisting of $7,650,000 in cash and a $10,000,000 convertible promissory note. In July 2003, we acquired the Miniplex product line from Terayon for up to $982,000, plus the assumption of service and warranty obligations for the Miniplex product line, and purchased Terayon’s Miniplex related inventories totaling approximately $2,100,000 on the earlier of the date used or December 31, 2004. As of July 1, 2005, we owe Terayon $586,000 for Miniplex related inventories. In January 2003, we acquired the net assets used in and directly relating to Polycom, Inc.’s line of NetEngine integrated access devices for up to $3,000,000, plus the assumption of service and warranty obligations for existing NetEngine customers as of the closing of the acquisition. Further transactions of this nature could result in potentially dilutive issuance of equity securities, use of cash and/or the incurring of debt and the assumption of contingent liabilities.

          Acquisitions entail numerous costs, challenges and risks, including difficulties in the assimilation of acquired operations, technologies, personnel and products and the retention of existing customers and strategic partners, diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience and potential loss of key employees of acquired organizations. Other risks include the potential strain on the combined companies’ financial and managerial controls and reporting systems and procedures, greater than anticipated costs and expenses related to restructuring, including employee severance or relocation costs and costs related to vacating leased facilities, and potential unknown liabilities associated with the acquired entities. Joint ventures entail risks such as potential conflicts of interest and disputes among the participants, difficulties in integrating technologies and personnel, and risks of entering new markets. No assurance can be given as to our ability to successfully integrate the businesses, products, technologies or personnel acquired in past acquisitions or those of other entities that may be acquired in the future or to successfully develop any products or technologies that might be contemplated by any future joint venture or similar arrangement. A failure to fully integrate our past acquisitions or to integrate future potential acquisitions could result in our failure to achieve our costs savings and revenue growth objectives associated with acquisitions, or recover costs associated with these acquisitions, which could reduce our ability to achieve profitability and cause the price of our common stock to decline.

Our results and performance are dependent on a limited customer base.

          A small number of customers have historically accounted for a majority of our sales, as well as the historical sales of XEL and Larscom. We expect a majority of future sales to continue to be from a small number of customers. While we are trying to diversify our customer base through the acquisitions of product lines and companies that have relationships with other customers, there can be no assurance that our strategy will be successful, and we may continue to experience quarter to quarter fluctuations based on the unpredictable ordering patterns of a limited customer base. There can be no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods, or that we will be able to obtain orders from new customers. The economic climate and conditions in the telecommunication equipment industry relative to growth and equipment spending are expected to remain unpredictable in fiscal 2006 and beyond.

          Sales for a given quarter generally depend on orders received from, and product shipments to, a limited number of customers. Sales to individual large customers are often related to the customer’s specific equipment deployment projects, the timing of which are subject to change on limited notice, in addition to changes in our customers’ business conditions and the effect of competitors’ product offerings. We have in the past experienced both increases and decreases in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters. Since most of our sales are in the form of large orders with short delivery times to a limited number of customers, our ability to predict revenues will continue to be limited. In addition, announcements by us or our competitors of new products and technologies could cause customers to defer, limit or stop purchases of our products. In the event that we lose one or more of our large customers, anticipated orders from major customers fail to materialize, or delivery schedules are deferred or canceled as a result of the above described factors, or other unanticipated factors, our business and operating results would be materially adversely affected.

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

          We generally rely upon contract manufacturers to buy finished goods for certain product families and component parts that are incorporated into board assemblies used in our products. On-time delivery of our products depends upon the availability of components and subsystems used in our products. Currently, our third party sub-contractors and we depend upon suppliers to manufacture, assemble and deliver components in a timely and satisfactory manner. We have historically obtained several components and licenses for certain embedded software from single or limited sources. Our third party sub-contractors and we generally do not have any long-term contracts with such suppliers, other than software vendors. Additionally, we rely on original equipment manufacturers to produce some of our product lines. There can be no assurance that these suppliers will continue to be able and willing to meet our third party subcontractors’ and our requirements for any such components. Any significant interruption in the supply of or degradation in the quality of any such item would reduce our ability to fulfill customer orders, which could result in the loss of our existing customers or our inability to attract new customers. Additionally, any loss in a key supplier, increase in required lead times, increase in prices of component parts, interruption in the supply of any of these components, or the inability of us or our third party sub-contractor to procure these components from alternative sources at acceptable prices and within a reasonable time, could also delay our ability to fulfill customer orders.

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

          Purchase orders from our customers frequently require delivery quickly after placement of the order. As we do not maintain significant component inventories, delay in shipment by a supplier could lead to lost sales. We use internal forecasts to manage our general materials and components requirements. Lead times for materials and components may vary significantly, and depend on factors such as specific supplier performance, contract terms and general market demand for components. If orders vary from forecasts, we may experience excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices or termination of contracts. From time to time, we have experienced shortages and allocations of certain components, resulting in delays in fulfillment of customer orders. Such shortages and allocations may occur in the future, and could result in lost sales or our inability to attract new customers.

Our operating results are subject to significant quarter to quarter fluctuations.

          Historically, our sales are subject to quarterly and annual fluctuations. Our ability to anticipate the timing of individual customer orders is limited. Large quarterly fluctuations in sales are due to a wide variety of factors, such as delay, cancellation or acceleration of customer projects, and other factors discussed below. Our sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific equipment or service deployment projects. We have experienced both acceleration and slowdown in orders related to such projects, causing changes in the sales level of a given quarter relative to both the preceding and subsequent quarters.

          Delays or lost sales can be caused by other factors beyond our control, including late deliveries by the third party subcontractors we are using to outsource our manufacturing operations (as well as by other vendors of components used in a our products), changes in our customers’ implementation priorities, slower than anticipated growth in demand for the services that our products support and delays in obtaining regulatory approvals for new services and products. Delays and lost sales have occurred in the past and may occur in the future. We believe that sales in the past have been adversely impacted by merger activities by some of our top customers. In addition, we have experienced delays as a result of the need to modify our products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect our revenues and cause our stock price to decline.

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

Operating results may also fluctuate due to a variety of factors, particularly:

•	delays in new product introductions;
•	market acceptance of new or enhanced versions of our products;
•	changes in the product or customer mix of sales;
•	changes in the level of operating expenses;
•	competitive offerings and pricing actions;
•	the gain or loss of significant customers;
•	increased research and development and sales and marketing expenses associated with new product introductions;
•	long sales cycles for our products; and
•	general economic conditions.

          All of the above factors are difficult for us to forecast, and these or other factors can materially and adversely affect our business, financial condition and results of operations for one quarter or a series of quarters. Our expense levels are based in part on our expectations regarding future sales and are fixed in the short term to a certain extent. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to our expectations or any material delay of customer orders could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to achieve profitability on a quarterly or annual basis. In addition, we have had in the past, and may have in the future, quarterly operating results below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially and adversely affected.

Our stock price has and may continue to be subject to large fluctuations.

          The trading price of our common stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, changes in earnings estimates by analysts, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market stock prices of many technology companies and which have often been unrelated to the operating performance of such companies. Specific factors applicable to us or broad market fluctuations may materially adversely affect the market price of our common stock.

The telecommunications equipment market is highly competitive with intense price pressure.

          The market for telecommunications network access equipment addressed by our IAD product families: 8000 Series, NetEngine Series, eLink, WANsuite and Shark is highly competitive, with intensive equipment price pressure. This market is subject to rapid technological change, wide-ranging regulatory requirements and the entrance of low cost competitors. The market for cellular wireless access addressed by our new NetPath2000 wireless access platform is also a highly competitive segment where we expect increasing price pressures. The market for our PRISM and Miniplex product lines, which are based on older technology, has declined over the long term, and we expect it to experience further decline.

          Industry consolidation could lead to competition with fewer, but stronger competitors. In addition, advanced termination products are emerging, which represent both new market opportunities, as well as a threat to our current products. Furthermore, basic line termination functions are increasingly being integrated by competitors, such as Cisco Systems, Lucent Technologies, Inc. and Nortel Networks, into other equipment such as routers and switches. To the extent that current or potential competitors can expand their current offerings to include products that have functionality similar to our products and planned products, the sales and market share for our products may decline.

          In addition, our products compete primarily with Adtran, Inc., Cisco Systems, RAD, Telco Systems, ADC, Charles Industries, General Datacomm, GoDigital Networks, Fujitsu, Lucent Technologies, Quick Eagle Networks and Zhone. As a result of our acquisition of Larscom, we compete to a lesser extent with other telecommunications equipment companies. Cisco Systems, Lucent Technologies and Alcatel are three of the largest communications equipment companies in the world. Many of our current and potential competitors have substantially greater technical, financial, manufacturing, distribution and marketing resources than us. In addition, many of our competitors have long-established relationships with network service providers. There can be no assurance that we will have the financial resources, technical expertise, manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

The telecommunications equipment market was in an extended downturn and recovery may be delayed.

          The downturn in the United States economy and the rapid and severe downturn for the domestic telecommunications industry, beginning in late 2000, negatively affected demand for our products. In addition to the deteriorating domestic economic environment, the worldwide telecommunications market also experienced reduced demand. This decreased demand has led to unpredictable and revised order forecasts from some of our customers. The unfavorable financial positions of many of our customers resulting from the prolonged downturn in the telecommunications industry may delay any recovery in orders for our products relative to a general recovery in the United States and global economies, and any such recovery may not occur at all.

The telecommunications equipment market is subject to rapid technological change.

          The telecommunications equipment markets associated with wireline and wireless network access are characterized by rapidly changing technologies and frequent new product introductions. The rapid development of new technologies increases the risk that current or new competitors could develop products that would reduce the competitiveness of our products. Our success will depend to a substantial degree upon our ability to respond to changes in technology and customer requirements. We may not be able to achieve timely selection, development and marketing of new products and enhancements on a cost-effective basis. The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation. We may need to supplement our internal expertise and resources with specialized expertise or intellectual property from third parties to develop new products, which may not be available to us on favorable terms or at all. The development of new products for the WAN access market requires competence in the general areas of telephony, data networking, network management and wireless telephony as well as specific technologies such as DSL, ISDN, Frame Relay, ATM, IP, VPN, Ethernet, GPRS, CDMA, Edge and UMTS. There can be no assurance that we will continue to develop the necessary competence in these areas.

          Furthermore, the communications industry is characterized by the need to design products that meet industry standards for safety, emissions and network interconnection. With new and emerging technologies and service offerings from network service providers, such standards are often changing or unavailable. As a result, there is a potential for product development delays due to the need for compliance with new or modified standards. The introduction of new and enhanced products also requires that we manage transitions from older products in order to minimize disruptions in customer orders, avoid excess inventory of old products and ensure that adequate supplies of new products can be delivered to meet customer orders. In the past, some of our newly-introduced products have not met our sales expectations. There can be no assurance that we will be successful in developing, introducing or managing the transition to new or enhanced products, or that any such products will be responsive to technological changes or will gain market acceptance.

          As a result of the Larscom acquisition, our business could be materially and adversely affected by shifts in the use of technology common throughout the industry today. Three shifts affecting Larscom’s products and industry are: the integration of CSU/DSU technology into routers and switches, a move from T1/E1 services to more Ethernet-based services (10/100/100BT) and the increase in demand for more managed, customer-premise-based services. The failure to accommodate these shifts in technology could impact sales of our products and have a material adverse affect on our business and operating results.

The telecommunications equipment market requires regulatory compliance and compliance with evolving standards.

          The market for our products is characterized by the need to meet a significant number of communications regulations and standards, some of which are evolving as new technologies are deployed. In the United States of America, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories and Bell Communications Research. For some public carrier services, installed equipment does not fully comply with current industry standards, and this noncompliance must be addressed in the design of our products. Standards for new services such as Voice over IP and Voice over DSL have evolved rapidly, such as the emergence of G.SHDSL and ADSL 2+ standards and the new Sessions Initiated Protocol (SIP) required for Voice over IP signaling. As standards continue to evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry standards could delay introduction of our products, which could cause our stock price to decline.

There are risks associated with our continuing entry into international markets.

          We had limited experience in the international markets until our acquisition of the IAD products from Polycom in January 2003, after which we began expanding sales of our products outside of North America and entered certain international markets. Conducting business outside of North America is subject to certain risks, including longer payment cycles, unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. To the extent any of our sales are denominated in foreign currency, our sales and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. In order to sell our products internationally, we must meet standards established by telecommunications authorities in various countries, as well as recommendations of the Consultative Committee on International Telegraph and Telephony. A delay in obtaining, or the failure to obtain, certification of our products in countries outside the United States could delay or preclude our marketing and sales efforts in such countries, which could cause the sales of our products to fall short of expectations and result in a decline in our stock price.

The telecommunications equipment market is subject to third party claims of infringement.

          The network access and telecommunications equipment industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. We have not conducted a formal patent search relating to the technology used in our products, due in part to the high cost and limited benefits of a formal search. In addition, since patent applications in the United States of America are not publicly disclosed until the related patent is issued and foreign patent applications generally are not publicly disclosed for at least a portion of the time that they are pending, applications may have been filed which, if issued as patents, could relate to our products. Software comprises a substantial portion of the technology in our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to a degree of uncertainty which may increase the risk and cost to us if we discover third party patents related to our software products or if such patents are asserted against us in the future. Patents have been granted recently on fundamental technologies in software, and patents may be issued which relate to fundamental technologies incorporated into our products.

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

We have not conducted a formal patent search relating to the technology used in our products.

          From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to us. Since patent applications in the United States are not publicly disclosed immediately, applications that we do not know about may have been filed by our competitors, which could relate to our products. The scope of protection accorded to patents covering software-related inventions is evolving and is subject to uncertainty, which may increase the risk and cost to us if we discover third-party patents related to our software products or if such patents are asserted against us in the future. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In the event of an adverse ruling in such litigation, we may be required to pay damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on acceptable terms, if at all. A successful claim against us and our failure to develop or license a substitute technology could have an adverse impact on our business and operating results and cause our stock price to decline.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          At July 1, 2005, we did not have any market risk related to an investment portfolio. We invest cash balances in excess of operating requirements in short-term securities with maturities of 90 days or less.

          We are subject to interest rate risks on our note payable on real estate. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 1, 2005, the additional interest expense would not be material. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Verilink Corporation
Centennial, Colorado

We have audited the consolidated balance sheet of Verilink Corporation and Subsidiaries as of July 1, 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. We have also audited the financial statement schedule II for the year ended July 1, 2005 as listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verilink Corporation and Subsidiaries as of July 1, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule II for the year ended July 1, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and has generated an operating loss and negative cash flow from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ehrhardt Keefe Steiner & Hottman PC

September 21, 2005
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Verilink Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verilink Corporation and its subsidiaries at July 2, 2004, and the results of their operations and their cash flows for each of the two years in the period ended July 2, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As explained in Notes 1 and 7 to the consolidated financial statements, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, effective June 29, 2002.

PricewaterhouseCoopers LLP
Birmingham, Alabama
October 1, 2004

VERILINK CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 1, 2005	July 2, 2004

ASSETS
Current assets:
Cash and cash equivalents	$3,504	$3,448
Restricted cash	333	—
Accounts receivable, net of allowance for doubtful accounts of $1,200 and $536, respectively	10,068	7,881
Inventories, net	5,256	6,010
Other current assets	744	941

Total current assets	19,905	18,280
Property held for lease, net	6,076	6,269
Property, plant and equipment, net	1,697	1,381
Goodwill, net	1,114	9,887
Other intangible assets, net	13,253	9,182
Other assets	283	1,139

	$42,328	$46,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to bank	$—	$2,046
Current portion of long-term debt and capital lease obligations	8,727	487
Accounts payable	4,944	6,229
Accrued salaries and wages	1,804	1,474
Accrued liabilities	2,843	2,127
Deferred revenues	945	799
Warranty reserve	1,290	1,192
Accrued purchase consideration	239	1,148

Total current liabilities	20,792	15,502
Long-term debt and capital lease obligations, less current portion	5,197	6,262
Other long-term liabilities	567	—

Total liabilities	26,556	21,764

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 23,082 and 16,777 shares issued and outstanding in 2005 and 2004, respectively	231	168
Additional paid-in capital	87,812	59,532
Deferred compensation	—	(520)
Accumulated other comprehensive loss	(52)	(39)
Accumulated deficit	(72,219)	(34,767)

Total stockholders’ equity	15,772	24,374

	$42,328	$46,138

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

Product sales	$42,195	$42,419	$26,894
Service sales	11,097	3,764	1,210

Net sales	53,292	46,183	28,104

Product cost of sales	30,873	24,506	13,360
Service cost of sales	5,103	1,960	579

Cost of sales	35,976	26,466	13,939

Gross profit	17,316	19,717	14,165

Operating expenses:
Research and development	7,454	6,876	3,985
Selling, general and administrative	18,040	12,124	7,102
Amortization of intangible assets	2,546	1,027	484
Restructuring charges	275	390	—
Impairment charges related to goodwill	24,334	—	—
Impairment charge related to other intangible assets	2,150	—	—
In-process research and development	—	—	316

Total operating expenses	54,799	20,417	11,887

Income (loss) from operations	(37,483)	(700)	2,278
Interest and other income, net	1,164	927	656
Interest expense	(1,133)	(253)	(181)

Income (loss) before provision for income taxes	(37,452)	(26)	2,753
Provision for income taxes	—	—	—

Net income (loss) before cumulative change in accounting principle, relating to goodwill	(37,452)	(26)	2,753
Cumulative effect of change in accounting principle, relating to goodwill	—	—	(1,233)

Net income (loss)	$(37,452)	$(26)	$1,520

Net income (loss) per share, basic and diluted:
Net income (loss) before cumulative change in accounting principle, relating to goodwill	$(1.68)	$(0.00)	$0.18
Cumulative effect of change in accounting principle, relating to goodwill	—	—	(0.08)

Net income (loss)	$(1.68)	$(0.00)	$0.10

Weighted average shares outstanding:
Basic	22,316	15,170	14,871

Diluted	22,316	15,170	15,294

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$(37,452)	$(26)	$1,520
Foreign currency translation adjustments	(12)	(7)	(2)
Unrealized loss on marketable equity securities	—	—	(5)

Comprehensive income (loss)	$(37,464)	$(33)	$1,513

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

Cash flows from operating activities:
Net income (loss)	$(37,452)	$(26)	$1,520
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,487	2,023	1,341
Expense related to stock awards	186	1,000	—
Amortization of deferred compensation	507	516	—
Forgiveness of convertible notes	(121)	—	—
In process research and development	—	—	316
Impairment charges	26,484	—	—
Change in fair value of warrants liability	(543)	—	—
Loss on disposal of property, plant & equipment	38	13	—
Accrued interest on notes receivable from stockholders, net	—	(293)	(422)
Cumulative effect of change in accounting principle, relating to goodwill	—	—	1,233
Changes in assets and liabilities:
Accounts receivable	459	(2,083)	424
Inventories	3,970	117	(1,050)
Other assets	1,702	(1,155)	(130)
Accounts payable	(3,436)	(163)	113
Accrued expenses	(5,138)	894	672
Other non-current liabilities	(444)	—	—

Net cash provided by (used in) operating activities	(9,301)	843	4,017

Cash flows from investing activities:
Purchases of property, plant and equipment	(375)	(600)	(602)
Decrease in restricted cash	—	1,000	—
Sale of short-term investments	—	101	497
Payments related to product line acquisitions	(909)	(1,395)	(1,200)
Cash acquired in acquisition of Larscom Incorporated, net of transaction costs	4,273	—	—
Acquisition of XEL Communications, Inc., net of cash acquired	—	(7,612)	—
Proceeds from the repayment of notes receivable	—	240	260

Net cash provided by (used in) investing activities	2,989	(8,266)	(1,045)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	11,455	2,046	—
Debt issuance costs	(1,077)	—	—
Repayment of bank borrowings and long-term debt	(3,980)	(731)	(724)
Proceeds from issuance of common stock under stock plans	228	1,060	4
Repurchase of common stock	(245)	—	(49)
Proceeds from repayment of notes receivable from stockholder	—	—	675

Net cash provided by (used in) financing activities	6,381	2,375	(94)

Change in other comprehensive loss	(13)	(7)	(5)

Net increase (decrease) in cash and cash equivalents	56	(5,055)	2,873
Cash and cash equivalents at beginning of year	3,448	8,503	5,630

Cash and cash equivalents at end of year	$3,504	$3,448	$8,503

Supplemental disclosures:
Cash paid for interest	$454	$254	$181
Cash paid for income taxes	$—	$89	$17
Non-cash investing activities:
Acquisition of Larscom Incorporated for stock and stock options assumed	$26,840	$—	$—
Purchase of property, plant and equipment through capital lease obligations	$173	$—	$—
Warrants issued with senior convertible notes	$1,870	$—	$—
Convertible notes issued in acquisition of XEL Communications, Inc.	$—	$10,480	—
Common stock issued in connection with note conversion	$—	$7,250	—
Non-cash financing activities:
Repayment of notes receivable from stockholder with common stock	$—	$2,428	$341

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Notes Receivable from Stockholder	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total

	Shares	Amount

Balance at June 28, 2002	14,997	$150	$51,483	$—	$(3,230)	$(25)	$(36,261)	$12,117
Issuance of common stock under stock plans	14	—	4	—	—	—	—	4
Purchase and retirement of treasury stock	(340)	(3)	(387)	—	—	—	—	(390)
Accrued interest on notes receivable from stockholder	—	—	—	—	(161)	—	—	(161)
Repayment of notes receivable from stockholder	—	—	—	—	1,016	—	—	1,016
Unrealized loss on marketable equity securities	—	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—		1,520	1,520

Balance at June 27, 2003	14,671	147	51,100	—	(2,375)	(32)	(34,741)	14,099
Issuance of common stock under stock plans	751	8	1,646	(200)	—	—	—	1,454
Issuance of common stock not under a stock plan	338	3	1,797	(800)	—	—	—	1,000
Retirement of treasury stock received in payment of stockholder notes	(343)	(3)	(2,284)	—	2,287	—	—	—
Shares issued on note conversion	1,362	13	7,237	—	—	—	—	7,250
Amortization of deferred compensation	—	—	43	473	—	—	—	516
Forfeiture of restricted stock awards	(2)	—	(7)	7	—	—	—	—
Accrued interest on notes receivable from stockholders	—	—	—	—	(53)	—	—	(53)
Repayment of notes receivable from stockholder	—	—	—	—	141	—	—	141
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(26)	(26)

Balance at July 2, 2004	16,777	168	59,532	(520)	—	(39)	(34,767)	24,374
Issuance of common stock under stock plans	365	4	412	—	—	—	—	416
Shares issued in acquisition of Larscom Incorporated	6,040	60	26,781	—	—	—	—	26,841
Purchase and retirement of treasury stock	(97)	(1)	(246)	—	—	—	—	(247)
Reclassification of warrants liability	—	—	1,326	—	—	—	—	1,326
Amortization of deferred compensation	—	—	23	504	—	—	—	527
Forfeiture of restricted stock awards	(3)	—	(16)	16	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(37,452)	(37,452)

Balance at July 1, 2005	23,082	$231	$87,812	$—	$—	$(52)	$(72,219)	$15,772

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company

          Verilink Corporation, a Delaware Corporation, was incorporated in 1982. We develop, manufacture, and market integrated access devices, Optical Ethernet access products, wireless access devices, and bandwidth aggregation solutions for network service providers, enterprise customers, and original equipment manufacturer (“OEM”) partners. Our integrated network access and customer premises/located equipment products are used by network service providers such as interexchange and local exchange carriers, and providers of Internet, personal communications, and cellular services to provide seamless connectivity and interconnect for multiple traffic types on wide area networks.

          The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of July 1, 2005 contains an explanatory paragraph, which refers to our working capital deficiency, operating loss and negative cash flow from operations which raise substantial doubt about our ability to continue as a going concern. The auditor’s report on the our financial statements as of July 2, 2004 contains an explanatory paragraph, which refers to uncertain revenue streams and a low level of liquidity and notes that these matters raise substantial doubt about the our ability to continue as a going concern.

          As shown in the accompanying consolidated financial statements, we have incurred losses from operations over the last two fiscal years, and as of July 1, 2005, our current liabilities exceeded our current assets by $887,000. These factors raise substantial doubt about our ability to continue as a going concern. Management has instituted a cost reduction program that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we have increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. We are also working to amend the lease terms of the facility at 950 Explorer Boulevard in Huntsville, Alabama to improve its salability; and to rationalize product lines, which could result in the potential sale and/or acquisition of product line(s). Management believes these factors will contribute toward achieving positive cash flow from operations.

          On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as necessary. We believe that our cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund our operations and contractual obligations through fiscal 2006 based on our current operating plan, although no such assurance can be given. If we do not substantially meet our current operating plan, then we may implement additional cost containment measures, or may need to seek additional financing or seek to renegotiate our contractual obligations. While we do not believe we will need to seek additional financing in the near term, the sale of additional equity or debt securities could result in additional dilution to our stockholders. Arrangements for additional financing or renegotiation of contractual obligations may not be available on terms acceptable to us, if at all.

Basis of presentation

          The consolidated financial statements include our accounts and our wholly owned subsidiaries in the United States of America, Canada, Mexico and Great Britain. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Our fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30.

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

Foreign currency

          The functional currency of our foreign subsidiaries is the local currency. The balance sheet accounts of foreign subsidiaries are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders’ equity and to date have not been material. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

Cash and cash equivalents

          We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Short-term investments

          We consider highly liquid instruments with a maturity greater than three months when purchased, and our investment securities classified as available for sale to be short-term investments. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary which are reflected in the statements of operations. No such losses were recorded during any of the periods presented.

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

Fair value of financial instruments

          The carrying amounts of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable, and accrued expenses, as presented in the financial statements, approximate fair value based on the short-term nature of these instruments. The fair value of note payable to bank and long-term debt is determined based on the borrowing rates currently available to us for loans with similar terms and maturities.

Property held for lease

          Property held for lease is carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets, which are 25 years for the building and generally five years for the other assets. Rental income from this property is recorded on a monthly basis in accordance with the lease terms. Initial direct costs are deferred and matched against rental income over the initial term of the lease (see Note 6).

Property, plant and equipment

          Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are two to five years for furniture, fixtures and office equipment, and five years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining lease term. Depreciation expense was $1,419,000, $997,000 and $857,000 for fiscal 2005, 2004 and 2003, respectively. Maintenance and repairs are charged to operations as incurred. Upon sale, retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts. We perform reviews of estimated future cash flows expected to result from the use of property, plant and equipment to determine the impairment of such assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-lived assets

          We review long-lived assets for impairment under the guidance prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during fiscal 2005, 2004 or 2003.

Goodwill

          We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. There were no such losses recognized during fiscal 2004 or 2003. During fiscal 2005, we recorded impairment charges related to goodwill of $24,334,000 (See Note 7).

Other intangible assets

          Other intangible assets are amortized on a straight-line basis over the estimated economic lives, which range from three to eleven years. Other intangible assets are reviewed for impairment on an undiscounted cash flow basis, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no such losses recognized during fiscal 2004 or 2003. During fiscal 2005, we recorded impairment charges related to other intangible assets of $2,150,000 (See Note 8).

Liability for warranty returns

          We generally warrant our products for a five-year period, except for certain product families which provide a warranty period of one year, three years or as required by contract. We accrue for warranty returns at cost to repair or replace products. The liability for warranty returns totaled $1,290,000 and $1,192,000 at July 1, 2005 and July 2, 2004, respectively (see Note 10).

Revenue recognition

          We recognize a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from separately priced extended warranty and service programs is deferred and recognized over the respective service or extended warranty period when we are the obligor. We accrue related product return reserves and warranty costs at the time of the sale.

          The following table summarizes the percentage of total sales for customers accounting for more than 10% of our sales:

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

Verizon.	42%	28%	—
Nortel Networks	—	30%	51%
Interlink Communication Systems, Inc.	—	—	11%

Concentrations of credit risk

          Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We limit the amount of investment exposure to any one financial institution and financial instrument. Our trade accounts receivables are derived from sales to customers primarily in North America, Europe and Australia. We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain reserves for potential credit losses based upon the expected collectibility of the accounts receivable.

          The following table summarizes accounts receivable from customers comprising 10% or more of our gross accounts receivable balance as of the dates indicated:

	July 1, 2005	July 2, 2004	June 27, 2003

Verizon	29%	29%	—
Lucent Technologies	12%	18%	—
Nortel Networks	—	15%	61%

Research and development costs

          Research and development costs are expensed as incurred. Software development costs are included in research and development and are expensed as incurred. SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs incurred subsequent to the date technological feasibility is established, which we define as the completion of a working model, and prior to the date the product is generally available for sale. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs. During fiscal 2005, 2004 and 2003, total research and development expenditures were $7,454,000, $6,876,000 and $3,985,000, respectively.

Income taxes

          We use the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, a deferred income tax liability or asset, net of valuation allowance, is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. We file a consolidated federal income tax return. Consolidated federal income taxes are allocated to appropriate subsidiaries using the separate return method.

Stock-based compensation

          We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant or in connection with the employee stock purchase plan.

          Had we recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, Accounting for Stock-Based Compensation, for awards granted under our stock option plan, our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below for the years ended July 1, 2005, July 2, 2004 and June 27, 2003, respectively (in thousands, except per share amounts):

	2005	2004	2003

Net income (loss), as reported	$(37,452)	$(26)	$1,520
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects and valuation allowance	480	1,571	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects and valuation allowance	(2,687)	(3,111)	(200)

Pro forma net income (loss)	$(39,659)	$(1,566)	$1,320

Earnings (loss) per share:
Basic, as reported	$(1.68)	$(0.00)	$0.10
Basic, pro forma	$(1.78)	$(0.10)	$0.09
Diluted, as reported	$(1.68)	$(0.00)	$0.10
Diluted, pro forma	$(1.78)	$(0.10)	$0.09

          We recorded deferred compensation of $43,000 in fiscal 2004 in connection with the grant of stock options to certain employees in California, which were issued at less than fair market value as of the date of grant and also provided a limited cash award payable upon the exercise of the underlying stock option award. During fiscal 2005 and 2004, we recognized total compensation expense of $3,000 and $60,000, respectively, related to these options. At July 1, 2005, all deferred compensation related to these awards has been charged to expense.

          In connection with the acquisition of XEL Communications, Inc. (“XEL”) in fiscal 2004, we issued 187,826 shares of common stock to certain employees and recorded a charge to compensation expense in the amount of $1 million. We also issued 187,826 shares of restricted common stock to certain employees and recorded deferred compensation of $1,000,000, which will be charged to expense over the three year vesting period. On February 17, 2005, we accelerated the vesting of the restricted stock awards outstanding as of that date and the remaining deferred compensation was charged to expense. During fiscal 2005 and 2004, we recognized total compensation expense of $476,000 and $501,000, respectively, related to these awards.

          The pro forma amounts reflected in the table above are not representative of the effects on reported net income (loss) in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the weighted-average assumptions shown in the table below. The weighted average estimated grant date fair value, as defined by SFAS No. 123, of options granted during fiscal 2005, 2004 and 2003 under our stock option plan was $1.73, $3.46 and $0.86, respectively.

	2005	2004	2003

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	139%	148%	156%
Risk free interest rate	3.09%	2.41%	1.99%
Expected life (years)	3.07	3.47	2.67

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

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

Net income (loss)	$(37,452)	$(26)	$1,520

Weighted average shares outstanding:
Basic	22,316	15,170	14,871
Effect of potential common stock from the exercise of stock options and warrants	—	—	423

Diluted	22,316	15,170	15,294

Basic earnings (loss) per share	$(1.68)	$0.00	$0.10

Diluted earnings (loss) per share	$(1.68)	$0.00	$0.10

Weighted average option shares and warrants excluded from the computation of diluted earnings (loss) per share because their effect is anti-dilutive	5,931	3,754	2,163

          Restricted common stock outstanding issued to employees as of July 2, 2004 totaling 186,416 shares was excluded from the computation of basic earnings (loss) per share since the shares had not vested and remained subject to forfeiture at that date.

          Potential common shares from conversion of the senior convertible notes and convertible promissory notes totaling 3,863,207 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Comprehensive income (loss)

          Comprehensive income (loss) consists of net income (loss), unrealized gains/losses on available-for-sale securities, and gains or losses on our foreign currency translation adjustments, and is presented in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Interest and other income, net

          Interest and other income includes income from interest, rental property held for lease, net of expenses, forgiveness of convertible note, change in the fair value of warrants liability and other miscellaneous income and expenses.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the fiscal 2005 financial statement presentation. These reclassifications had no effect on previously reported net income (loss), cash flows from operations or total stockholders’ equity.

Recently issued accounting pronouncements

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 are effective for our fiscal 2006. We do not expect SFAS 151 to have a material impact on our financial position, results of operations, or cash flows.

          In December 2004, the FASB finalized SFAS No. 123R Share-Based Payment, amending SFAS No. 123, effective beginning our first quarter of fiscal 2006. SFAS 123R requires us to expense stock options based on grant date fair value in our financial statements. Further, the SFAS 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. We are considering the guidance of this SAB in our adoption of SFAS 123R. The effect of expensing stock options on our results of operations using a Black-Scholes option-pricing model is presented in our consolidated financial statements in Note 1 under Stock Based Compensation. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on our results of operations and earnings (loss) per share. We have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.

          In December 2004, FASB issued FASB Staff Position No. SFAS 109-a, Application of FAS 109 for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FASB Staff Position No. SFAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“Act”) repeals export tax benefits, transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. These two staff positions provide accounting and disclosure guidance related to the American Job Creation Act of 1004. The Act will have no effect on our fiscal 2005 tax liability; however, we are evaluating the impact on future years.

          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our financial position, results of operations, or liquidity.

          In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the corporation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors, and is effective for us beginning in fiscal year 2007. Adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

Note 2 — Acquisition of Larscom Incorporated

          On July 28, 2004, we completed our acquisition of Larscom Incorporated (“Larscom”) and issued approximately 5,948,652 shares of our common stock for all the outstanding stock of Larscom. We also assumed all outstanding stock options and warrants of Larscom. Larscom manufactures and markets high-speed network-access products for telecommunication service providers and corporate enterprise users. This acquisition reflects our strategy to pursue revenue growth, and brings a complementary customer base and product synergies. The results for fiscal 2005 include the results of Larscom since July 29, 2004, the first date after the closing of the acquisition.

          The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized but will be included in our review of goodwill for impairment. The total purchase price of $27,859,000 consisted of (a) approximately 5,948,652 shares of our common stock issued upon consummation and valued at approximately $26,043,000, using a fair value per share of $4.378, (b) approximately $516,000 of consideration for options and warrants to purchase approximately 983,306 equivalent shares of our common stock assumed as part of the acquisition, and (c) direct transaction costs of approximately $1,300,000, including 91,028 shares of our common stock valued at $281,000. The fair value of our common stock issued was determined using the five-trading-day average price surrounding the date the acquisition was announced (April 29, 2004). The fair value of options and warrants assumed in the transaction was determined using the Black-Scholes option-pricing model and the following assumptions: (i) options assumed that are expected to terminate within one year following the date of closing – expected life of 0.57 years, risk-free interest rate of 1.20%, expected volatility of 85.37% and no expected dividend yield, (ii) all other options assumed – expected life of 3.06 years, risk-free interest rate of 2.99%, expected volatility of 143.10% and no expected dividend yield, and (iii) warrants assumed – remaining contractual life of 0.26 years, risk-free interest rate of 1.20% and expected volatility of 85.37%. A summary of the total purchase consideration is as follows (in thousands):

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

	Fiscal Year Ended

	July 1, 2005	July 2, 2004

Net sales	$54,745	$82,425
Net loss	$(40,314)	$(11,063)
Earnings (loss) per share, basic	$(1.77)	$(0.52)
Earnings (loss) per share, diluted	$(1.77)	$(0.52)

Note 3 — Restructuring Charges

          In March 2004, we announced plans to consolidate certain manufacturing and administrative activities in Aurora, Colorado with our operations in Madison, Alabama. We recorded pretax restructuring charges totaling $26,000 and $390,000 in fiscal 2005 and 2004, respectively, in the consolidated statement of operations in connection with these restructuring activities which include severance and other termination benefits. This restructuring resulted in a reduction in workforce of approximately 17 employees, or 10% of our total workforce. We completed these consolidation activities during the first quarter of fiscal 2005.

          In September 2004, we announced plans to consolidate our engineering functions into our Madison, Alabama and Newark, California facilities. As a result of this resource alignment, we closed our Santa Barbara, California office and transitioned the engineering located in Aurora, Colorado to the appropriate facility in either Madison, Alabama or Newark, California. We substantially completed the engineering consolidation during the second quarter of fiscal 2005. As part of this engineering consolidation plan, we reduced our workforce by approximately 5% and recorded restructuring charges totaling $624,000 in fiscal 2005, including $576,000 for one-time termination benefits for departing personnel and $48,000 for other costs associated with office and resource re-alignment. This restructuring activity was completed in the third quarter of fiscal 2005.

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

          Larscom closed its facility in Durham, North Carolina in 2001, but remained financially responsible for the existing lease and recorded the remaining lease payments as a restructuring charge. Larscom entered into a sublease agreement for the entire 27,000 square foot facility with a start-up company (“Sub-tenant”) that had a commencement date of February 15, 2002. Due to the uncertainty of the receipt of income under the sublease, restructuring expenses are reduced as the sublease income is received. As of July 28, 2004, the balance in the restructuring accrual totaled $1,299,000. We made monthly payments during fiscal 2005 totaling $324,000 which reduced the accrual. Sublease payments received during fiscal 2005, including amounts drawn under the letter of credit provided by the Sub-tenant, totaling $238,000 were recorded as a reduction in restructuring charges in the consolidated statement of operations. The Sub-tenant is currently in default under the sublease agreement and is working to obtain additional sources of financing. We expect the remaining lease obligation will be paid out by January 2007. An adjustment totaling $200,000 was recorded in fiscal 2005 to reduce the amount of the accrual to the estimated remaining amounts to be paid. No additional restructuring costs are expected to be incurred related to this lease.

          During 2003, Larscom abandoned its former headquarters in Milpitas, California. As of July 28, 2004, the balance in the accrual related to this abandonment totaled $42,000, which relates to estimated final payment of costs for the lease that expired in August 2004. After further review, no additional payments were required and the balance in this accrual was credited to restructuring charges in the consolidated statement of operations.

          In connection with the Larscom acquisition, we announced plans to eliminate redundant positions and to consolidate certain manufacturing and administrative positions in Newark, California with our operations in Madison, Alabama. We assumed a liability totaling $1,470,000 for employment termination costs as of the acquisition date recorded in accordance with EITF 95-3. We recorded additional restructuring charges in fiscal 2005 totaling approximately $434,000 related to additional employment termination costs. We completed these consolidation activities during the second quarter of fiscal 2005. This restructuring reserve assumed in the Larscom acquisition was reduced a total of $329,000 in fiscal 2005 due to changes in the employment status of certain employees and other adjustments.

          The following table provides details of the activity and remaining balances for restructuring charges as of July 1, 2005 (in thousands):

	Total Charges	Real Estate and Other Costs	Employee Termination Costs

XEL Consolidation:
Balance as of July 2, 2004	$390	$—	$390
Restructuring charge in fiscal 2005	26	—	26
Payments made in cash	(416)	—	(416)

Balance as of July 1, 2005	$—	$—	$—

Engineering Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Restructuring charge in fiscal 2005	624	48	576
Payments made in cash	(624)	(48)	(576)

Balance as of July 1, 2005	$—	$—	$—

2001 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	1,299	1,299	—
Payments made in cash	(324)	(324)	—
Adjustment to restructuring charge	(200)	(200)	—

Balance as of July 1, 2005	$775	$775	$—

2003 Restructuring (Larscom):
Balance as of July 2, 2004	$—	$—	$—
Assumed as of July 28, 2004	42	42	—
Adjustment to restructuring charge	(42)	(42)	—

Balance as of July 1, 2005	$—	$—	$—

Larscom Consolidation:
Balance as of July 2, 2004	$—	$—	$—
Established as of July 28, 2004	1,470	—	1,470
Restructuring charge in fiscal 2005	434	—	434
Payments made in cash	(1,574)		(1,574)
Adjustment to restructuring charge	(329)	—	(329)

Balance as of July 1, 2005	$1	$—	$1

Note 4 — Restricted Cash and Short-Term Investments

          As of July 1, 2005, restricted cash of $333,000 consists of a deposit with our bank for an irrevocable letter of credit for a like amount that is used as collateral for the lease on the Newark, California facility.

Note 5 — Balance Sheet Components

	July 1, 2005	July 2, 2004

	(in thousands)
Inventories:
Raw materials	$8,792	$5,828
Work-in-process	93	140
Finished goods	4,418	2,254
Miniplex inventory purchase commitment	586	1,104

	13,889	9,326
Less: Inventory reserves	(8,633)	(3,316)

Inventories, net	$5,256	$6,010

Property, plant and equipment:
Furniture, fixtures and office equipment	$6,258	$6,558
Machinery and equipment	5,216	4,384
Leasehold improvements	431	207
Projects in progress	—	15

	11,905	11,164
Less: Accumulated depreciation	(10,208)	(9,783)

Property, plant and equipment, net	$1,697	$1,381

Note 6 — Property Held for Lease

          We own a facility in Huntsville, Alabama located at 950 Explorer Boulevard. In August 2002, we entered into an agreement with The Boeing Company (“Boeing”) to lease this facility through November 2007. The lease provides an option for Boeing to extend the lease term for five additional two-year periods. Rental income for the fiscal years ended July 1, 2005 and July 2, 2004 totaled $795,000 and $785,000, respectively.

          Property held for lease consists of the following at July 1, 2005 and July 2, 2004 (in thousands):

	July 2, 2004	July 2, 2004

Land	$1,400	$1,400
Building and improvements	5,462	5,462
Machinery and equipment	44	44

	6,906	6,906
Less: Accumulated depreciation	(830)	(637)

Property held for lease, net	$6,076	$6,269

          Future minimum rental income on this operating lease over the non-cancelable period as of July 1, 2005 is as follows (in thousands):

Fiscal years ending June:
2006	$900
2007	900
2008	375

$2,175

Note 7 —Goodwill

          The changes in the carrying amount of goodwill for the years ended July 1, 2005 and July 2, 2004, are as follows (in thousands):

	Fiscal Year Ended

	July 1, 2005	July 2, 2004

Balance as of beginning of fiscal year	$9,887	$—
Goodwill acquired during the fiscal year	15,561	9,887
Impairment losses	(24,334)	—

Balance as of end of fiscal year	$1,114	$9,887

          During fiscal 2005, we completed an interim test for impairment of goodwill due to triggering events that occurred during the first quarter that we believed would more likely than not, reduce the fair value of goodwill below our carrying value. These triggering events were (a) the loss of product revenues from a significant customer, (b) the low level of liquidity noted in an explanatory paragraph included in the independent registered public accounting firm’s report on our fiscal 2004 consolidated financial statements which were filed in our Form 10-K on October 1, 2004, and (c) the low market price of our common stock following the end of the first quarter. Based on the initial impairment assessment, we determined that the fair value of our reporting unit was less than our carrying value after considering a combination of quoted market prices and discounted cash flows. In order to determine the amount of the goodwill impairment, we prepared a purchase price allocation using a discounted cash flow model utilizing the assistance of a third party valuation specialist. The projected discounted cash flow model was prepared using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded an impairment charge related to goodwill in the first quarter of fiscal 2005 totaling $19,984,000.

          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we completed our annual impairment test of goodwill as of July 1, 2005. We again prepared a purchase price allocation using a discounted cash flow model with a discount rate commensurate with the risk inherent in our current business model. The test concluded that the fair value of our reporting unit was less than our carrying value. As a result, we recorded an impairment charge related to goodwill in the fourth quarter of fiscal 2005 totaling $4,350,000.

          Prior to the first quarter of fiscal 2005, our annual impairment assessment considered the carrying value of our equity to our market capitalization calculated by multiplying our outstanding shares by our current share price, disregarding anomalies in share price that we deemed were temporary in nature. Due to the changes in facts and circumstances caused by the loss of product revenues from Nortel Networks (our largest customer in fiscal 2004), the significant volatility in our share price from the end of our 2004 fiscal year through the filing of our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005, and our low level of liquidity, we considered both quoted market prices and discounted cash flows as fair value models and concluded that a projected discounted cash flow model is a better indicator of our fair value, as that term is contemplated in SFAS No. 142 than the market capitalization model used historically.

          With the adoption of SFAS No. 142 in fiscal 2003, we completed a transitional impairment test of all goodwill and intangible assets as of June 29, 2002. The test concluded that goodwill was impaired. A transitional impairment loss of $1,233,000 was recorded in fiscal 2003 as a cumulative change in accounting principle in the consolidated statement of operations.

Note 8 –Other Intangible Assets

          Acquired other intangible assets subject to amortization are as follows (in thousands):

	July 1, 2005		July 2, 2004

	Gross Carrying Costs	Accumulated Amortization	Gross Carrying Costs	Accumulated Amortization

Customer relations	$11,834	$3,158	$8,556	$2,117
Developed technology	6,362	2,242	2,390	1,105
Trademarks	917	460	1,549	91

	$19,113	$5,860	$12,495	$3,313

          Amortization expense relating to other intangible assets was $2,546,000, $1,026,000 and $484,000 for fiscal 2005, 2004 and 2003, respectively. The approximate future annual amortization for other intangible assets is as follows (in thousands):

Fiscal years ending June:
2006	$2,256
2007	$2,180
2008	$1,959
2009	$1,608
2010	$1,464
Thereafter	$3,786

          In fiscal 2005, we also recognized $2,150,000 in impairment losses on certain identified intangible assets (trade names and existing technology) acquired primarily in connection with the Larscom and XEL acquisitions. We stopped using the XEL trade name in fiscal 2005, which resulted in the impairment of this asset. Projected sales and margins of some of the acquired products have been lower than expected. As a result, projected future cash flows related to the existing technology intangible assets were determined to be less than the carrying values. The revised carrying values of these intangible assets were calculated using discounted estimated future cash flows. We also determined that the remaining useful life of the customer relations intangible asset acquired in the XEL acquisition should be reduced from thirteen and one-half years to ten years. The residual balance for this intangible asset, $4,603,000, will be amortized over the remaining ten years on a straight-line basis.

Note 9 — Transfer of Financial Assets

          During fiscal 2003, we transferred and assigned certain pre-bankruptcy accounts receivable due from WorldCom, Inc. (“WorldCom”) to third parties subject to recourse under certain conditions, which would require us to repurchase the WorldCom receivables from the purchasers plus interest at seven percent. The amount received under these agreements of $164,000 was recorded as a secured borrowing and included in accrued expenses in the consolidated balance sheets in prior fiscal years. During fiscal 2005, the conditions that would require repurchase lapsed, and the amount received was recorded as a credit to bad debt expense in the consolidated statement of operations.

Note 10 — Warranty Liability

          We generally warrant our products for a five-year period, except for certain product families which provide a warranty period of one year, three years or as required by contract. A reconciliation of the changes in warranty liability for the fiscal years ended July 1, 2005 and July 2, 2004, respectively, is as follows (in thousands):

	Fiscal Year Ended

	July 1, 2005	July 2, 2004

Balance as of beginning of fiscal year	$1,192	$1,374
Additions:
Accruals for product warranties issued during the period	305	212
Assumed in acquisition	1,018	60
Change in estimate adjustment	(800)	(200)
Less settlements charged against the liability	(425)	(254)

Balance as of end of fiscal year	$1,290	$1,192

Note 11 — Note Payable to Bank

          In connection with the issuance of the senior convertible notes discussed in Note 12 below, the amount outstanding under the revolving line of credit with RBC totaling $3,500,000 was repaid and the loan and security agreement terminated as of March 21, 2005. The interest on outstanding borrowings was at a rate of 250 basis points over the 30-day London inter-bank offered rate. All of our assets, other than the property subject to lease and restricted cash, were pledged as collateral securing amounts outstanding under this line.

Note 12 — Long-Term Debt

          Long-term debt and capital lease obligations consist of the following (in thousands):

	July 1, 2005	July 2, 2004

Senior convertible notes, 6% coupon rate, payable in $1,000,000 quarterly payments beginning in July 2005 (or sooner under certain circumstances), net of unamortized discount of $2,424	$7,576	$—
Note payable on real estate	3,319	3,723
Convertible promissory notes	2,880	3,001
Capital lease obligations	149	25

	13,924	6,749
Less: Current portion of long-term debt and lease obligations	(8,727)	(487)

Long-term debt	$5,197	$6,262

Senior Convertible Notes

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior convertible notes will be subject to weighted average anti-dilution adjustments. The senior convertible notes may not be converted into more than 20% of the number of shares or voting power of our common stock outstanding as of the closing of the financing until such conversion or exercise has been approved by our stockholders. We recorded initial discounts of (i) $1,870,000 from the allocation of the proceeds to the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and (ii) $1,077,000 related to debt issuance costs. As of July 1, 2005, a total of $10,000,000 in face value of senior convertible notes was outstanding. These senior convertible notes are recorded in the consolidated balance sheet at July 1, 2005, at the discounted amount of $7,576,000. We are recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the senior convertible notes. In connection with this transaction, we also issued warrants to purchase shares of our common stock as described in Note 14 – Stock Warrants.

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

Note Payable on Real Estate

          In connection with our June 2000 acquisition of a facility in Huntsville, Alabama located at 950 Explorer Boulevard, we entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of the property and to make improvements thereon. In December 2000, we entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance further improvements to the facility. The land and building are provided as collateral for amounts outstanding under these agreements. In June 2004, the outstanding balances under the two loan agreements were combined under one note, which requires a monthly payment of $50,000. The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate, which was 5.34% at July 1, 2005. As of July 1, 2005, the amount outstanding under this note totaled $3,319,000. The final balloon payment of approximately $3,039,000 is due on February 1, 2006.

Convertible Promissory Notes

          We issued two convertible promissory notes in February 2004 totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. If the holders convert any portion of the convertible promissory notes, the holders must repay all interest received by them on the portion of the convertible promissory note converted before we will issue the common stock. Interest expense will be reduced by the amount of interest repaid by the holders in the period the convertible promissory note is converted into common stock. Under the terms of the $10,000,000 convertible promissory note, the note was reduced by $350,000 for payment of retention bonuses in February 2005 to certain XEL employees pursuant to retention agreements between us and the employees. As the retention bonuses were accrued and charged to compensation expense, the carrying value of the convertible promissory note was reduced and other income from the loan reduction was recorded, which totaled $121,000 and $229,000 in fiscal 2005 and 2004, respectively.

Capital Lease Obligations

          Long-term debt at July 1, 2005 also includes three capital lease obligations totaling $149,000, which currently require monthly payments totaling $6,309, including interest at rates ranging from 10% to 13.6%. These leases terminate on various dates between March 2006 and February 2010.

          Long-term debt and capital lease obligations are payable as follows (in thousands):

Fiscal year,

2006	$8,727
2007	3,235
2008	1,944
2009	10
2010	8

Total	$13,924

Note 13 — Income Taxes

          The provision for (benefit from) income taxes consists of the following (in thousands):

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(12,677)	(238)	991
State	(2,381)	(54)	195
Change in valuation allowance	15,058	292	(1,186)

	$—	$—	$—

          The provision for (benefit from) federal income taxes differs from the amount computed by applying the statutory rate of 34% to taxable income as follows (in thousands):

	Fiscal Year Ended

	July 1, 2005	July 2, 2004	June 27, 2003

Expected federal income tax provision (benefit)	$(12,734)	$(9)	$936
State taxes, net of federal benefit	(2,381)	(54)	195
Change in valuation allowance	15,058	(24)	(1,186)
Amortization of goodwill	—	42	103
Other	57	45	(48)

	$—	$—	$—

          The components of the net deferred income tax assets and liabilities at July 1, 2005 and July 2, 2004, are as follows (in thousands):

	July 1, 2005	July 2, 2004

Net operating loss	$29,300	$12,224
Intangible assets	17,716	299
Credit carry forwards	3,857	59
Inventory reserves	3,518	1,078
Property, plant and equipment	1,342	611
Other reserves and accruals	1,337	650
Inventory overhead allocation under UNICAP	766	499
Warranty provisions	409	345
Impairment of long-lived assets	—	306
Deferred revenue	385	326
Other	1,173	386

Total deferred tax assets	59,803	16,783
Valuation allowance	(59,803)	(16,783)

Net deferred tax assets	$—	$—

          At July 1, 2005, the valuation allowance increased by $27,962,000 for deferred tax assets acquired in the Larscom acquisition for which uncertainty exists surrounding the realization of such assets. The valuation allowance will first be used to reduce goodwill and other intangible assets when any portion of the related deferred tax asset is recognized.

          At July 1, 2005, we had net operating loss carry forwards of approximately $74,071,000 for federal income tax purposes, which will begin to expire in the year 2016, and $60,980,000 for state income tax purposes, which begin to expire in 2006. We also had credit carry forwards of $3,803,000 available to offset future income, which expire in 2006 through 2021.

          The Tax Reform Act of 1996 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset the taxable income may be limited due to the occurrence of certain events, including change of ownership.

Note 14 — Capitalization

Preferred Stock

          We have 1,000,000 shares of $0.01 par value preferred stock authorized, of which 40,000 shares have been reserved for issuance in connection with a preferred stock rights plan. The right entitles the holder to purchase from us one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $22.00. The rights were distributed at the rate of one right for each share of common stock as a non-taxable dividend and will expire December 2011. The rights will be exercisable only in the event that a person or group acquires 20% or more of our outstanding common stock.

Treasury Stock

          We recorded 97,218 shares received as treasury stock with a value of $247,000 related to shares withheld in payment of required tax withholdings on stock awards that vested during fiscal 2005. The employees elected to reduce the shares received in payment of the required tax withholdings, which we remitted to the taxing authorities. The shares received were retired during fiscal 2005.

          We retired 2,912 shares and 1,409 shares of our common stock during fiscal 2005 and 2004, respectively, forfeited upon termination of employees with restricted stock awards.

          We received 343,034 shares of our common stock in November 2003 from our President and Chief Executive Officer in repayment of the outstanding amount owed to us (see Note 17). These shares were recorded by us as treasury stock and retired in December 2003.

          During fiscal 2003, our Board of Directors approved a program to repurchase up to $1,000,000 of our common stock. The program allowed us to repurchase shares on the open market based on market conditions, availability of cash consistent with our operating plan, and in accordance with the requirements of the Securities and Exchange Commission. Under this program, we re-purchased 50,000 shares of our common stock during the fiscal year ended June 27, 2003 at a total cost of $49,000.

          Also during fiscal 2003, we received 289,824 shares of our common stock from our President and Chief Executive Officer in repayment of outstanding amounts owed to us (see Note 17). These shares were recorded by us as treasury stock. In June 2003, these shares and the 50,000 shares acquired in the stock re-purchase program were retired.

Stock Warrants

          On March 21, 2005, we issued warrants in connection with the issuance of the $10,000,000 senior convertible notes to purchase up to 830,563 shares of our common at a price per share of $3.41. These warrants have a term of five years and are exercisable beginning September 21, 2005.

          In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants were originally valued at fair value on the date of issuance and were included as a liability. The fair value of the warrants was determined using the Black-Scholes option-pricing model and the following assumptions: expected life of 5 years, risk-free interest rate of 4.18%, expected volatility of 133.01% and no expected dividend yield. As a liability, we recorded other income of $544,000 related to the change in fair value from the date of issuance of these warrants to April 18, 2005, the effective date of the registration statement for the underlying shares. The change in fair value recorded as other income is included as a component of Interest and other income, net, in our consolidated statement of operations. On the effective date of the registration statement, the warrants liability totaling $1,326,000 was reclassified to additional paid in capital in the consolidated balance sheet.

Note 15 — Employee Benefit Plans

2004 Stock Incentive Plan

          A total of 2,300,000 shares of common stock are reserved for issuance under the 2004 Stock Incentive Plan (the “2004 Plan”) to eligible employees, officers, directors, and other service providers upon the exercise of equity based incentives, including incentive stock options (“ISOs”), NSOs, stock appreciation rights, stock awards and other stock incentives. In addition, the number of shares of common stock for issuance under the 2004 Plan will automatically increase by the lesser of (a) 1,000,000 or (b) the result of 1,800,000 minus the maximum number of shares available for issuance under the 2004 Plan immediately prior to the calculation of the annual adjustment. These automatic annual increases will be made as of the last day of our fiscal year until the expiration of its term. Therefore, on July 1, 2005, shares under the 2004 Plan increased by 1,000,000 shares. The number of shares of our common stock reserved will be reduced only by the number of shares actually issued to participants in the 2004 Plan. The 2004 Plan was approved by stockholders at a meeting on July 28, 2004. Options granted under the 2004 Plan must be for option periods not to exceed ten years at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 2004 Plan to employees typically provide for the immediate exercise of the option with a four-year vesting period, provided that the optionee remains continuously employed by us. Upon cessation of employment for any reason, we have the option to repurchase all unvested shares of common stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. A total of 1,047,994 of the options outstanding as of July 1, 2005 in the table below were issued under the 2004 Plan.

2004 New Hire Stock Incentive Plan

          A total of 500,000 shares of common stock are reserved for issuance under the 2004 New Hire Stock Incentive Plan (the “New Hire Plan”) to eligible newly hired employees, officers, directors and other service providers upon the exercise of equity based incentives, including nonqualified stock options (“NSOs”), stock appreciation rights, stock awards and other stock incentives. The number of shares of our common stock reserved will be reduced only by the number of shares actually issued to participants in the New Hire Plan. The New Hire Plan was adopted by our Board of Directors on December 6, 2004. The term and exercise price for options granted under the New Hire Plan are determined by the administrative committee on the date of grant. Options granted under the New Hire Plan to employees typically provide for the immediate exercise of the option with a four-year vesting period, provided that the optionee remains continuously employed by us. Upon cessation of employment for any reason, we have the option to repurchase all unvested shares of common stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. A total of 314,266 of the options outstanding as of July 1, 2005 in the table below were issued under the New Hire Plan.

2002 Stock Incentive Plan

          A total of 2,500,000 shares of common stock are reserved for issuance under the 2002 Stock Incentive Plan (the “2002 Plan”) to eligible employees, officers, directors, and other service providers upon the exercise of equity based incentives, including ISOs, NSOs, stock appreciation rights, stock awards and other stock incentives. Options granted under the 2002 Plan to employees generally vest over a four-year period, provided that the optionee remains continuously employed by us. ISOs granted under the 2002 Plan must be issued at prices not less than 100% of the fair market value of the stock on the date of grant and with terms not exceeding ten years. ISOs granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant and with terms not exceeding five years. A total of 1,907,081 of the options outstanding as of July 1, 2005 in the table below were issued under the 2002 Plan.

1993 Amended and Restated Stock Option Plan

          The 2002 Plan replaced our 1993 Amended and Restated Stock Option Plan (the “1993 Plan”) with respect to shares available for future grant. A total of 1,825,864 of the options outstanding as of July 1, 2005 in the table below were issued under the 1993 Plan. Options granted under the 1993 Plan were for periods not to exceed ten years and were issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan to employees are generally exercisable immediately and the shares issued upon exercise generally vest over a four-year period, provided that the optionee remains continuously employed by us. Upon cessation of employment for any reason, we have the option to repurchase all unvested shares of common stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. A total of 1,825,864 of the options outstanding as of July 1, 2005 in the table below were issued under the 1993 Plan.

Stock Options Assumed

          In connection with our acquisition of Larscom in July 2004, we assumed all the outstanding options under the Larscom stock incentive plans, including ISOs and NSOs, to purchase approximately 665,172 shares of our common stock. These options were 100% vested as of the date assumed. A total of 508,049 of the options outstanding as of July 1, 2005 in the table below were assumed in the Larscom acquisition.

          The following table summarizes stock option activity under our stock option plans described above and the options assumed in the Larscom acquisition:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price

Balance at June 28, 2002	1,832,625	4,265,723	$2.57
Approved (2002 Plan)	2,500,000	—	—
Share reserve released (1993 Plan)	(3,347,454)	—	—
Granted	(580,500)	580,500	1.12
Exercised	—	(13,815)	0.31
Canceled	1,615,829	(1,615,829)	3.56

Balance at June 27, 2003	2,020,500	3,216,579	1.82
Approved (2004 Plan)	1,300,000	—	—
Plan shares expired	(104,584)	—	—
Granted	(1,697,250)	1,697,250	4.20
Stock awards	(133,196)	—	4.31
Exercised	—	(617,743)	1.72
Canceled	340,126	(340,126)	4.02

Balance at July 2, 2004	1,725,596	3,955,960	2.67
Assumed in Larscom acquisition	—	665,172	9.25
Approved (New Hire Plan)	500,000	—	—
Shares added at year-end (2004 Plan)	1,000,000	—	—
Plan shares expired	(203,835)	—	—
Granted	(2,440,352)	2,440,352	2.21
Stock awards	(141,196)	—	1.49
Exercised	—	(227,745)	1.01
Canceled	1,230,485	(1,230,485)	4.19

Balance at July 1, 2005	1,670,698	5,603,254	$2.98

          The following table summarizes information concerning outstanding and exercisable stock options as of July 1, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.22 — $ 0.69	1,001,945	6.59	$0.60	854,752	$0.60
$ 0.70 — $ 1.19	1,163,012	6.35	1.14	816,423	1.14
$ 1.20 — $ 2.88	949,684	6.78	2.27	647,161	2.14
$ 2.89 — $ 3.51	1,071,906	8.99	3.16	805,863	3.15
$ 3.52 — $ 5.04	935,325	8.19	4.23	469,640	4.45
$ 5.05 — $ 146.74	481,382	5.51	10.96	419,964	11.77

$ 0.22 — $ 146.74	5,603,254	7.21	$2.98	4,023,803	$3.09

Profit Sharing Plan

          Awards under our discretionary profit sharing plan are based on achieving targeted levels of profitability. We provided for awards of $48,000 and $72,000 in fiscal 2004 and 2003, respectively. No expense was incurred under the plan in fiscal 2005.

Note 16 — Retirement Plans

          We have retirement plans that provide certain employment benefits to eligible employees and qualify as deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees are 100% vested in their contributions to these plans, and we may match their contributions in varying amounts at our discretion. An employee’s interest in our contributions becomes 100% vested at the date participation in our retirement plan commences. Charges to results of operations for our contributions to these plans totaled $60,000, $152,000 and $84,000 in fiscal 2005, 2004 and 2003, respectively.

Note 17 — Related Party Transactions

          During fiscal 2004, our President and Chief Executive Officer (“President”) repaid the outstanding note due to us totaling $2,428,000. The repayments were made as follows: (i) in September 2003, the net after tax portion of the fiscal 2003 discretionary bonus provided to the President, totaling approximately $141,000, was applied against the outstanding note, and (ii) in November 2003, the remaining principal balance of this note plus accrued interest, totaling $2,287,000, was paid by the delivery of 343,034 shares of common stock to us as contemplated by the loan documentation.

          During fiscal 2003, we approved providing our President with additional relocation benefits of approximately $300,000 in connection with the sale of his California residence. In November 2002, the President made a cash payment of $675,000 against another outstanding note to us due in March 2003. The remaining balance of this note, which totaled $341,000, was paid prior to its March 2003 due date by the surrender of 289,824 shares of our common stock in accordance with the terms of the note. This note was paid in full during fiscal 2003 with total payments of $1,016,000.

Note 18 — Commitments and Contingencies

          We lease various sales offices, warehouse space and equipment under operating leases that expire on various dates from June 2006 through May 2010.

          Future minimum lease payments under all non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

Fiscal year,	Operating Leases

2006	$1,062
2007	743
2008	591
2009	150
2010	93

Total minimum lease payments	$2,639

          Rent expense under all non-cancelable operating leases totaled $993,000, $669,000 and $264,000 for fiscal 2005, 2004, and 2003, respectively.

          As of July 1, 2005, we had approximately $3,405,000 of outstanding purchase commitments for inventory and inventory components.

          We are not currently involved in any legal actions expected to have a material adverse effect on the financial conditions or our results of operations. From time to time, however, we may be subject to claims and lawsuits arising in the normal course of business.

Item 9. Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

          Not Applicable.

Item 9A. Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective.

          (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Information regarding compliance with Section 16(a) of the Securities Act of 1934, as amended, is hereby incorporated by reference to our Proxy Statement.

          Verilink’s Code of Ethics, as adopted by the Audit Committee of the Board of Directors, is filed as exhibit 14.1 to our Annual Report on Form 10-K for the year ended July 2, 2004.

Item 11. Executive Compensation

          The information required by this item is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services

          Information regarding principal accountant fees and services appearing under the caption “Ratification of Appointment of Independent Accountants” in the Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

          3.  Exhibits

          The exhibits listed under Item 15(b) hereof are filed as part of this Annual Report on Form 10-K.

(b)   Exhibits

Exhibit Number		Description

2.1	–

Stock Purchase Agreement by and between the Registrant and The Kennedy Company, dated as of February 5, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated as of February 20, 2004)

2.2	–

Agreement and Plan of Merger by and between the Registrant, SRI Acquisition Corp. and Larscom Incorporated, dated as of April 28, 2004 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (File No. 333-116472))

3.1	–

Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

3.2	–	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

4.1	–	Reference is made to Exhibits 3.1 and 3.2

4.2	–

Rights Agreement dated as of November 29, 2001 by and between the Registrant and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit 1 to our Registration Statement on Form 8-A, effective December 6, 2001)

4.2A	–

Rights Agent Appointment and Amendment No. 1 to Rights Agreement dated as of May 30, 2002 by and between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.2A to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

4.2B	–

Amendment No. 2 to the Rights Agreement dated as of April 28, 2004 by and between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated as of April 30, 2004)

4.2C	–

Amendment No. 3 to the Rights Agreement dated as of March 20, 2005 by and between the Registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2C to our Current Report on Form 8-K dated as of April 19, 2005)

4.3	–	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A, effective December 6, 2001)

4.4	–	Form of Right Certificate (incorporated by reference to Exhibit 3 to our Registration Statement on Form 8-A, effective December 6, 2001)

Exhibit Number		Description

4.5	–	Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 4 to our Registration Statement on Form 8-A, effective December 6, 2001)

4.6	–	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated as of April 19, 2005)

4.7	–

Form of Senior Secured Convertible Note issuable upon the exercise of the Additional Investment Rights (incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated as of April 19, 2005)

4.8	–

Pledge and Security Agreement dated as of March 20, 2005 by and among the Company, Larscom Incorporated, Verilink Europe Limited and Portside Growth & Opportunity Fund, as collateral agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated as of April 19, 2005)

4.9	–

Guaranty dated as of March 20, 2005 by and among the Company, Larscom Incorporated, Verilink Europe Limited and Portside Growth & Opportunity Fund, as collateral agent (incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated as of April 19, 2005)

10.1*	–

Registrant’s 2004 Stock Incentive Plan (incorporated by reference to Annex E to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (Commission File No. 333-116472))

10.1A*	–	Form of Option Award Agreement for officers of the Registrant

10.1B*	–	Form of Option Award Agreement for directors of the Registrant

10.2*	–	Registrant’s 2002 Stock Incentive Plan (incorporated by reference to our definitive Proxy Statement, filed October 16, 2002)

10.2A*	–	Form of Option Award Agreement for officers of the Registrant

10.2B*	–	Form of Option Award Agreement for directors of the Registrant

10.3*	–	Registrant’s Amended and Restated 1993 Stock Option Plan (incorporated by reference to our definitive Proxy Statement, filed October 14, 1999)

10.3A*	–

First Amendment to the Verilink Corporation Amended and Restated 1993 Stock Option Plan (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

10.3B*	–

Second Amendment to the Verilink Corporation 1993 Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.51 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000)

10.4	–	Form of Registrant’s 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, effective June 10, 1996)

10.4A	–	First Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000)

10.4B	–

Second Amendment to the Verilink Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.52 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2000)

10.5	–

Form of Registration Rights Agreement, dated as of July 28, 2004, by and between the Registrant and the stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Verilink’s Registration Statement on Form S-4, Commission File No. 333-116472, filed with the SEC on June 14, 2004)

10.6	–	Convertible Promissory Note issued to The Kennedy Company on February 5, 2004 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 20, 2004)

10.7*	–

Form of Indemnification Agreement between the Registrant and each of our executive officers and directors (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, effective June 10, 1996, Commission File No. 333-4010)

Exhibit Number		Description

10.8*	–

Form of Change of Control Agreement with executive officers other than CEO (incorporated by reference to Exhibit 10.6 to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (File No. 333-116472))

10.9*	–	Employment Agreement between the Registrant and Leigh S. Belden dated January 8, 2002 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated as of January 18, 2002)

10.9A*	–

Change of Control Severance Benefits Agreement between the Registrant and Leigh S. Belden dated September 2, 2003 (incorporated by reference to Exhibit 10.7A to our Annual Report on Form 10-K for the fiscal year ended June 27, 2003)

10.10*	–	Verilink Corporation 2004 New Hire Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2004)

10.10A*	–	Form of Option Award Agreement under the 2004 New Hire Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2004)

10.11	–

Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated April 16, 2002 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

10.11A	–

Addendum No. 1 to Lease Agreement between Registrant and Industrial Properties of the South for 127 Jetplex Circle, Suites A&B, Madison, Alabama, dated June 19, 2002 (incorporated by reference to Exhibit 10.18A to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

10.12	–

Triple Net Lease Agreement between Registrant and The Boeing Company for 950 Explorer Boulevard, Huntsville, Alabama, dated August 2, 2002 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended June 28, 2002)

10.13	–

Lease Agreement between Registrant (as successor to Larscom Incorporated) and Metropolitan Life Insurance Company, dated October 23, 2003 (incorporated by reference to Exhibit 10.16 to Larscom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.14	–

Lease Agreement between Registrant (as successor to Larscom Incorporated), Technology IX, LLC, and Keystone Corporation, (incorporated by reference to Exhibit 10.7 to Larscom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.15	–

Sublease Agreement between Registrant (as successor to Larscom Incorporated) and Silicon Wireless Corporation (incorporated by reference to Exhibit 10.8 to Larscom’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.16	–

Securities Purchase Agreement dated as of March 20, 2005 by and among the Company and the investors identified on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 4.19 to our Current Report on Form 8-K dated as of April 19, 2005)

10.17	–	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.20 to our Current Report on Form 8-K dated as of April 19, 2005)

10.18	–	Form of Additional Investment Right (incorporated by reference to Exhibit 4.21 to our Current Report on Form 8-K dated as of April 19, 2005)

10.19	–

Registration Rights Agreement dated as of March 20, 2005 by and among the Company and the Buyers set forth in the signature pages thereto (incorporated by reference to Exhibit 4.22 to our Current Report on Form 8-K dated as of April 19, 2005)

10.20	–

Voting Agreement dated as of March 20, 2005 between the Registrant and each of Leigh S. Belden and Beltech, Inc. (incorporated by reference to Exhibit 4.23 to our Current Report on Form 8-K dated as of April 19, 2005)

14.1	–	Registrant’s Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended July 2, 2004)

23.1†	–	Consent of Ehrhardt Keefe Steiner & Hottman PC

23.2†	–	Consent of PricewaterhouseCoopers LLP

Exhibit Number		Description

31.1†	–	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2†	–	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1†	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
† Filed herewith.

VERILINK CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

	Balance at Beginning of Year	Assumed in Acquisition	Additions Charged to Income	Deductions from Reserves	Balance at End of Year

Inventory Reserves:
Year ended July 1, 2005	$3,316	$5,934	$2,239	$(2,856)	$8,633
Year ended July 2, 2004	$2,708	$844	$458	$(694)	$3,316
Year ended June 27, 2003	$3,210	$—	$286	$(788)	$2,708
Allowance for Doubtful Accounts:
Year ended July 1, 2005	$536	$1,304	$387	$(1,027)	$1,200
Year ended July 2, 2004	$532	$24	$—	$(20)	$536
Year ended June 27, 2003	$560	$—	$(16)	$(12)	$532
Allowances for Notes Receivable:
Year ended July 1, 2005	$66	$—	$(23)	$—	$43
Year ended July 2, 2004	$421	$—	$2	$(357)	$66
Year ended June 27, 2003	$840	$—	$(260)	$(159)	$421
Warranty Liability:
Year ended July 1, 2005	$1,192	$1,018	$(495)	$(425)	$1,290
Year ended July 2, 2004	$1,374	$60	$12	$(254)	$1,192
Year ended June 27, 2003	$920	$286	$282	$(114)	$1,374

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Verilink Corporation

September 27, 2005	By:	/s/ LEIGH S. BELDEN

Leigh S. Belden
President, Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEIGH S. BELDEN	President, Chief Executive Officer and Director	September 27, 2005
(Principal Executive Officer)
Leigh S. Belden

/s/ TIMOTHY R. ANDERSON	Vice President and Chief Financial Officer	September 27, 2005
(Principal Financial and Accounting Officer)
Timothy R. Anderson

/s/ HOWARD ORINGER	Chairman of the Board of Directors	September 27, 2005

Howard Oringer

/s/ STEVEN C. TAYLOR	Vice Chairman of the Board of Directors	September 27, 2005

Steven C. Taylor

/s/ JOHN E. MAJOR	Director	September 27, 2005

John E. Major

/s/ JOHN A. MCGUIRE	Director	September 27, 2005

John A. McGuire

/s/ DESMOND P. WILSON III	Director	September 27, 2005

Desmond P. Wilson III