Form 10-K/A
period 2005-07-01
VERILINK CORP
filed 2005-10-31
CIK 774937

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

     The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the common stock on December 31, 2004, as reported by Nasdaq, was $54,402,911. Shares of common stock held by each officer and director and by each person believed by us to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of October 26, 2005, the registrant had outstanding 25,172,716 shares of common stock.

EXPLANATORY NOTE

          This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended July 1, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2005 and is being filed to incorporate Part III, Items 10, 11, 12, 13, and 14 into the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2005. This Amendment amends only Part III of Form 10-K, as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Form 10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Form 10-K. All information contained in this amendment is subject to updating and supplementing, as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

THE BOARD OF DIRECTORS AND COMMITTEES

Name	Age	Principal Occupation	Director Since

Leigh S. Belden	55	President, Chief Executive Officer, and Director	1982
Howard Oringer (1)(2)	63	Managing Director of Communications Capital Group	1987
Steven C. Taylor	59	Vice Chairman of the Board	1982
John A. McGuire (1)(2)	70	Director	1998
John E. Major (2)	59	Director and management consultant	1999
Desmond P. Wilson III (1)	41	Director and management consultant	2004

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

          Mr. Belden co-founded the Company and served as its President and Chief Executive Officer since he re-joined the Company in January 2002, and from its inception in December 1982 until his prior retirement from this position in March 1999. Mr. Belden has served as a Director since its inception in December 1982. From 1980 to 1982, Mr. Belden was Vice President of Marketing for Cushman Electronics, Inc., a manufacturer of telephone central office and two-way radio test equipment. Previously, he held various international and domestic sales and marketing management positions for California Microwave, Inc. Mr. Belden received a B.S. in Electrical Engineering from the University of California at Berkeley and an M.B.A. from Santa Clara University.

          Mr. Major is President of MTSG, which provides consulting, management and governance services in the telecom space, and he is also Chief Executive Officer of Apacheta, a company that provides software solutions for business. Prior to these Mr. Major was the CEO of Novatel Wireless, Inc. from July 2002 through January 2003. Prior to joining Novatel Wireless, Mr. Major served as President and CEO of Wireless Knowledge, Inc., a joint venture between Microsoft Corporation and QUALCOMM Inc. Mr. Major also served as Corporate Executive Vice President of QUALCOMM Inc. and President of its Wireless Infrastructure Division. Prior to that, Mr. Major held several executive leadership positions at Motorola, including serving as corporate Chief Technology Officer, from 1977 until joining QUALCOMM in 1997. Mr. Major received a B.S. in Mechanical and Aerospace Engineering from the University of Rochester, and a M.S. in Mechanical Engineering from the University of Illinois. He also holds an M.B.A. with distinction from Northwestern University and a J.D. from Loyola University. Mr. Major received an honorary doctorate from Westminster College in 1995. Mr. Major currently serves on the board of directors for three other publicly traded companies: Broadcom, Littelfuse Inc. and Lennox International Inc. He has nine U.S. patents.

          Mr. McGuire became a Director of the Company in July 1998. Mr. McGuire retired in 2000 as the Chairman and Chief Executive Officer of Ellipsys Technology, Inc., a telecommunications company. From 1994 to 1996, Mr. McGuire was the Managing Partner of J. McGuire and Associates, a management consulting firm. From 1991 to 1994,

Mr. McGuire was the President of Telescience International, a telecommunications manufacturing company. Prior to that Mr. McGuire was the President and Chief Executive Officer of several telecommunications companies from 1980 through 1991. Mr. McGuire received a B.S. in Mathematics from the California State University.

          Mr. Oringer has been a Director of the Company since August 1987 and Chairman of the Board of Directors since January 1996. In addition, he has been the Managing Director of Communications Capital Group, a management consulting firm, since November 1993. From February 1986 to November 1993, Mr. Oringer was the President, Chief Executive Officer and Chairman of the Board of Directors of Telesciences, a manufacturer of telecommunications equipment. Mr. Oringer received a B.E. in Engineering from the Stevens Institute of Technology, an M.S. in Electrical Engineering from the California Institute of Technology and an M.B.A. from Santa Clara University.

          Mr. Taylor co-founded the Company and served as its Chief Technical Officer since the Company’s inception in December 1982 until his retirement from that position in April 1999. In addition, Mr. Taylor served as Chairman of the Board of Directors from the Company’s inception until January 1996, at which time he became the Vice Chairman of the Board of Directors. Previously, Mr. Taylor served as Chief Engineer of Digital Products for Culbertson Industries and California Microwave. In 1980, Mr. Taylor formed Telecommunications Consultants, Inc., a consulting firm engaged in the design and support of digital and analog communications equipment.

          Mr. Wilson joined the Company’s Board of Directors on July 28, 2004 following the Company’s acquisition of Larscom. Mr. Wilson is Chief Executive Officer of Twist8 Systems, Inc., a consulting company. From January 1, 2002 through April 30, 2005, Mr. Wilson held the position of President and Chief Executive Officer of Axel Johnson Inc., after serving as its Executive Vice President for New Business Development since September 2001. Prior to that, Mr. Wilson was President of the Services Assurance and Solutions Division of Spirent plc, a provider of telecommunication testing equipment, from January 2001 to June 2001 and President/CEO of Hekimian Laboratories, Inc, a supplier of automated test systems for telecommunication networks, from December 1997 to December 2000. Mr. Wilson graduated with a BS degree in industrial engineering and operations research from Virginia Polytechnic Institute and State University.

          There are no family relationships among any of the directors or executive officers of the Company.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

          The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. The Company filed its Code of Business Conduct and Ethics as an exhibit to its Annual Report on Form 10-K for the year ended July 2, 2004. The Company will also provide a copy of its Code of Business Conduct and Ethics, without charge, to any stockholder who so requests in writing.

Board Committees

          The Company’s Board of Directors has two permanent committees: the Audit Committee and the Compensation Committee. None of the directors who serve as members of either permanent committee are employees of the Company or any of its subsidiaries. The Company has no nominating committee or committee that recommends qualified candidates to the Board of Directors for nomination or election as directors. For further information on director nominations, see “Nominations to the Board of Directors” below.

Audit Committee

          The Board of Directors has adopted a written charter for the Audit Committee. The Board of Directors annually reviews and approves changes to the Audit Committee Charter. A copy of the Audit Committee Charter as amended through October 19, 2004 is attached as Exhibit A to its 2004 Proxy Statement filed in October 2004. See “Report of Audit Committee” below.

          The Company’s Audit Committee is currently comprised of John A. McGuire, Howard Oringer and Desmond P. Wilson III. The Audit Committee is composed solely of directors who are not officers or employees of the Company and who, the Board believes, have the requisite financial literacy to serve on the Audit Committee, have no relationship to the Company that might interfere with the exercise of their independent judgment, and meet the standards of independence for members of an audit committee under the rules of the SEC and under the Nasdaq Marketplace Rules. Additionally, each member of the Audit Committee has the experience and background resulting in his having “financial sophistication” as contemplated by Nasdaq Marketplace Rules. However, the Board of Directors has determined that the Audit Committee does not have an “Audit Committee Financial Expert,” as that term is defined by the rules of the SEC. The Board of Directors believes that by satisfying the financial sophistication requirements of the Nasdaq Marketplace Rules, and in view of the experience and backgrounds of the members, the Audit Committee, taken as a whole, is qualified to carry out its duties and responsibilities. In the view of the Board, the limited magnitude of the Company’s current revenues and operations does not justify or require that the Company obtain the services of a person having all the attributes of an Audit Committee Financial Expert on the Company’s Audit Committee at this time. The Board of Directors may in the future determine that it is appropriate to seek to add a director to the Board that would be qualified to serve as an Audit Committee Financial Expert.

Compensation Committee

          Messrs. Major, McGuire and Oringer are the current members of the Compensation Committee. All members of the Compensation Committee are “independent directors” as defined under the Nasdaq Marketplace Rules. See “Report of the Compensation Committee on Executive Compensation” below.

Board and Committee Meetings

          The Company’s Board of Directors met thirteen (13) times during fiscal 2005. None of the directors attended fewer than 75% of all the meetings of the Board and those committees of the Board on which he served except Mr. Taylor attended 62% of the meetings of the board of directors. The Chairman of the Board and Vice-Chairman of the Board receive a retainer of $6,500 and $6,000, respectively, per quarter. All other Non-employee Directors receive a retainer fee of $4,000 per quarter. In addition, all Non-employee Directors receive a fee of $2,000 for each Board meeting attended, or $1,000 for telephonic participation. Each Non-Employee director also received grants of options to purchase 25,000 shares of Common Stock in August 2004 at an exercise prices equal to the fair market value on the date of grant.

          The Audit Committee, which held twenty-two (22) meetings during fiscal 2005, currently consists of Messrs. McGuire, Oringer and Wilson. The Audit Committee Chairman, Mr. McGuire, receives a retainer fee of $3,500 per quarter. All other Non-employee Audit Committee Members receive a retainer fee of $2,000 per quarter. In addition, each Non-employee Audit Committee Member received a fee of $1,000 for each meeting attended. The Audit Committee reviews and selects the independent registered public accounting firm to audit the financial statements of the Company for the fiscal year for which they are appointed; approves any non-audit services to be provided by the independent registered public accounting firm and the related compensation for such services; reviews the effectiveness of the audit effort and the Company’s financial and accounting organization and financial reporting; and maintains free and open means of communication between the directors, independent registered public accounting firm, financial management and employees of the Company. See the Audit Committee Charter attached as Exhibit A to the Company’s 2004 Proxy Statement.

          The Compensation Committee, which held seven (7) meetings during fiscal 2005, currently consists of Messrs. Major, McGuire and Oringer. The Compensation Committee Chairman, Mr. Major, receives a retainer fee of $1,750 per quarter. All other Compensation Committee Members receive a retainer fee of $1,000 per quarter. In addition, each Compensation Committee Member receives a fee of $500 for each meeting attended. The Compensation Committee establishes and reviews the compensation policies applicable to the Company’s executive officers. In fiscal 2005, the Company created an Equity Incentive Sub-Committee of the Compensation Committee, which administers the Company’s stock incentive plans.

     Information regarding executive officers is incorporated herein by reference from Part I hereof under the heading “Executive Officers of the Company” immediately following Item 4 in Part I of the Form 10-K filed on September 27, 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and Nasdaq. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, the Company believes that during fiscal 2005, all Reporting Persons complied with all applicable filing requirements except that an option granted to S. Todd Westbrook on October 11, 2004 to purchase 50,000 shares of Common Stock was overlooked and not reported on a Form 4 until February 22, 2005 instead of being included on the Form 4 filed on October 13, 2004.

     Verilink’s Code of Ethics, as adopted by the Audit Committee of the Board of Directors, is filed as exhibit 14.1 to our Annual Report on Form 10-K for the year ended July 2, 2004.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Tables

Summary Compensation Table

          The following table, together with the footnotes thereto, summarizes the total compensation for fiscal 2005 of (i) the Company’s Chief Executive Officer, (ii) each of the four most highly-compensated executive officers of the Company who were serving as such at 2005 fiscal year end, and (iii) one additional person who would have been included in the table if he had been serving as an executive officer of the Company at 2005 fiscal year end (collectively, the “Named Executive Officers”), as well as the total compensation paid to each Named Executive Officer for the Company’s two previous fiscal years, if applicable.

		Annual Compensation					Long Term Compensation

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)		Other Annual ($)(3)		Restricted Stock Awards ($)	Securities Underlying Options (#) (4)	All Other Compensation ($)(5)

Leigh S. Belden	2005	339,692	—		—		—	166,500	60,090	(6)
President, Chief Executive	2004	279,474	50,452	(7)	27,489	(8)	—	50,000	8,089	(9)
Officer, and Director	2003	273,047	278,523	(10)	267,762	(11)	—	400,000	383,923	(12)
Sarabjit Gosal	2005	175,182	—		—		—	58,500	320
Vice President, Marketing	2004	26,481	3,596	(13)	2,100	(14)	—	100,000	53
	2003	—	—		—		—	—	—
Thi Nguyen	2005	153,944	—		—		—	158,750	737
Vice President, Engineering	2004	—	—		—		—	—	—
	2003	—	—		—		—	—	—
David W. Shackelford	2005	179,875	128,588	(15)	—		—	48,750	853
Vice President, Worldwide	2004	109,615	69,867	(15)	9,654	(16)	—	175,000	504
Sales and Services	2003	—	—		—		—	—	—
C. W. Smith (17)	2005	179,008	—		—		—	59,000	840
Vice President, Corporate	2004	144,000	16,308	(18)	20,307	(19)	—	75,000	5,053	(20)
Controller and Secretary	2003	140,923	75,085	(21)	17,759	(22)	—	—	3,462	(23)
S. Todd Westbrook (24)	2005	165,537	23,100	(25)	—		—	—	325
former, Executive Vice	2004	147,060	16,783	(26)	17,478	(27)	—	75,000	980	(28)
President	2003	145,034	77,233	(29)	16,138	(30)	—	—	288

(1)	Includes amounts deferred by the Named Executive Officers pursuant to the Company’s 401(k) Investment/Retirement Plan (the “401(k) Plan”).
(2)	Includes bonuses awarded for the fiscal year, commissions earned on sales, and amounts earned pursuant to a program providing for the recovery of salary reductions implemented in fiscal 2003 and 2004.
(3)

The amounts shown in this column include fringe benefits offered to executive officers that consist of auto allowances and auto operating expenses, certain membership fees, and reimbursement of medical, tax, and legal expenses. In fiscal 2005, the Company eliminated these individual fringe benefits and increased the annual salary.

(4)	The stock options listed in the table include options granted to purchase Common Stock of the Company.
(5)	The amounts shown in this column include life insurance premiums paid by the Company plus other items as detailed in the following notes.
(6)	Consists of $56,907 for relocation reimbursements in connection with the Company’s relocation of its headquarters to Colorado and $3,183 in life insurance premiums.
(7)	Consists of $50,452 in salary reduction recovery earned.
(8)	Includes $11,216 in auto allowance and auto operating expenses and $16,273 in reimbursements of medical, tax, and legal expenses.
(9)	Consists of $6,066 in matching contributions to employee 401(k) Plan deferrals and $2,023 in life insurance premiums.
(10)	Includes $44,423 of salary reduction recovery earned and a $234,100 bonus, paid in 22,631 shares of Common Stock and $140,811 credited against an outstanding note to the Company.
(11)	Includes $232,099 for amounts reimbursed in fiscal 2003 for the payment of taxes on reimbursed relocation expenses.
(12)	Consists of $379,958 for relocation reimbursements, $2,590 in matching contributions to employee 401(k) Plan deferrals and $1,375 in life insurance premiums.
(13)	Consists of $3,596 in salary reduction recovery earned.
(14)	Includes $1,800 in auto allowance and auto operating expenses.
(15)	Consists of $128,588 and $69,867 in sales commissions earned in fiscal 2005 and 2004, respectively.
(16)	Includes $9,654 in auto allowance and auto operating expenses.
(17)	Mr. Smith also served as Chief Financial Officer through December 1, 2004.
(18)	Consists of $16,308 in salary reduction recovery earned.
(19)	Includes $15,716 in auto allowance and auto operating expenses.
(20)	Consists of $4,511 in matching contributions to employee 401(k) Plan deferrals and $542 in life insurance premiums.
(21)	Includes $15,385 of salary reduction recovery earned and a $59,700 bonus, paid in 14,483 shares of Common Stock.
(22)	Includes $14,125 in auto allowance and auto operating expenses.
(23)	Consists of $3,045 in matching contributions to employee 401(k) Plan deferrals and $417 in life insurance premiums.
(24)	Mr. Westbrook resigned as the Company’s Executive Vice President effective April 1, 2005.
(25)	Consists of $23,100 paid for continued service beyond notice of resignation.
(26)	Consists of $16,783 in salary reduction recovery earned.
(27)	Includes $15,797 in auto allowance and auto operating expenses.
(28)	Consists of $684 in matching contributions to employee 401(k) Plan deferrals and $296 in life insurance premiums.
(29)	Includes $15,833 of salary reduction recovery earned and a $61,400 bonus, paid in 14,896 shares of Common Stock.
(30)	Includes $13,032 in auto allowance and auto operating expenses.

Option Grants in Last Fiscal Year

          The following table provides certain information with respect to the grant of stock options under the Company’s Stock Incentive Plans to each of the Named Executive Officers during the fiscal year ended July 1, 2005.

	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term (2)

Name					5%	10%

Leigh S. Belden	150,000	6.48	$3.02	08/26/14	$284,889	$721,965
	16,500.71		1.15	10/11/09	5,242	11,584
Sarabjit Gosal	25,000	1.08	3.02	08/26/14	47,482	120,328
	8,500.37		1.15	10/11/09	2,701	5,968
	25,000	1.08	3.06	02/17/15	48,110	121,921
Thi Nguyen	30,000	1.30	2.94	08/02/14	55,469	140,568
	8,750.38		1.15	10/11/09	2,780	6,143
	30,000	1.30	1.15	10/11/14	21,697	54,984
	90,000	3.89	3.06	02/17/15	173,198	438,917
David W. Shackelford	40,000	1.73	3.02	08/26/14	75,970	192,524
	8,750.38		1.15	10/11/09	2,780	6,143
C. W. Smith	50,000	2.16	3.02	08/26/14	94,963	240,655
	9,000.39		1.15	10/11/09	2,860	6,319
S. Todd Westbrook	50,000	2.16	3.02	08/26/14	94,963	240,655
	50,000	2.16	1.15	10/11/14	36,161	91,640
	10,00	.43	1.15	10/11/09	3,177	7,021

(1)

Options granted as shown above that expire in 2014 or 2015 have a ten-year term and vest at the rate of 25% after one year and 1/48th of the total options granted per month each month thereafter. Options granted as shown above that expire in 2009 have a five-year term and vest at the rate of 1/12th of the total shares granted per month until the option is fully vested in one year.

(2)

The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation on the Company’s Common Stock over the term of the options. Actual gains, if any, on stock option exercise are dependent upon a number of factors, including the future performance of the Common Stock, overall stock market conditions, and the timing of option exercises, if any. There can be no assurance that amounts reflected in this table will be achieved.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

          The following table provides the specified information concerning exercises of options to purchase the Company’s Common Stock in fiscal year 2005, and unexercised options held as of July 1, 2005, by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)

			Exercisable	Unexercisable (1)	Exercisable	Unexercisable (1)

Leigh S. Belden	—	$—	1,029,209	488,834	$397,533	$75,717
Sarabjit Gosal	—	—	34,832	123,668	567	283
Thi Nguyen	—	—	5,833	152,917	583	3,292
David W. Shackelford	—	—	82,395	141,355	583	292
C. W. Smith	—	—	32,775	148,000	13,288	11,075
S. Todd Westbrook	13,542	20,584	126,896	—	190	—

(1)

The options issued pursuant to the Company’s 1993 Stock Option Plan, 2004 Stock Incentive Plan and 2004 New Hire Stock Incentive Plan are immediately exercisable; however, the shares of Common Stock issued upon exercise of such options typically vest over four years at the rate of 25% of the total shares granted per year, provided the optionee remains continuously employed by the Company. Options granted as shown in the Option Grants in Last Fiscal Year table above that expire in 2009 have a five-year term and vest at the rate of 1/12th of the total shares granted per month until the option is fully vested in one year. Upon cessation of employment for any reason, the Company has the option to repurchase all, but not some, of any unvested shares of Common Stock issued upon exercise of an option, within 60 days following the date of cessation of employment at a repurchase price equal to the exercise price of such shares. Because unvested shares are subject to repurchase, options are identified above as unexercisable to the extent that the underlying Common Stock is unvested as of fiscal year end.

            Information regarding compensation of directors is incorporated herein by reference from Part III, Item 10 hereof under the heading “Corporate Governance—Board and Committee Meetings”.

Change of Control Agreements and Employment Contracts

          The Company has entered into Change of Control Agreements (the “Agreements”) with each of its executive officers. All capitalized terms in the description below have the same meaning as in the Agreements. Under the terms of the Agreements, if the executive’s employment terminates due to an Involuntary Termination or a Voluntary Termination for Good Reason within 12 months following a Change of Control, the termination will be a covered termination and the Company shall (i) pay the Executive a lump sum payment equal to 100% of the sum of Annual Base Salary and Annual Bonus, subject to any applicable withholding of federal, state or local taxes, (ii) fully vest all stock options held by the executive and the period of time to exercise such stock options following a covered termination may be extended, and (iii) continue medical benefits coverage for the executive and his covered dependents under any employee benefit plan or program maintained by the Company on the same terms and conditions (including cost to the executive) as in effect immediately prior to the covered termination, for one (1) year following the covered termination. Upon the occurrence of a covered termination, and prior to the receipt of any benefits under the Agreement, the executive shall execute a release, which shall specifically relate to all of the executive’s rights and claims in existence at the time of such execution and shall confirm the executive’s obligations under the Company’s standard form of proprietary information agreement. Mr. Belden’s Agreement provides that the lump sum payment due in the event of a covered termination shall be the sum of (i) 2.99 multiplied by Annual Base Pay, plus (ii) 100% of Annual Bonus.

          Mr. Leigh S. Belden, the Company’s President and Chief Executive Officer, is a party to a letter agreement with the Company related to his employment with the Company. Pursuant to that letter agreement, Mr. Belden is entitled to an annual base salary of at least $330,000, subject to annual increases at the discretion of the Board of Directors, is eligible for annual incentive payments at the discretion of the Board of Directors, and is eligible for benefits generally available to other executive officers of the Company. See “Report of the Compensation Committee on Executive Compensation.” Additionally, if Mr. Belden’s employment with the Company terminates under specified circumstances, such as an involuntary termination by the Company without cause, he will be entitled to severance benefits of up to one (1) year’s annual base salary and to the continuation of other employee benefits for a period of one (1) year following any such termination. In addition, Mr. Belden remains entitled to receive post-retirement health benefits granted in connection with his previous retirement from the Company in 1999, which provide that, following Mr. Belden’s retirement, the Company will maintain health coverage for Mr. Belden and his family until age 65 and Mr. Belden will be responsible for the payment of the premium for such coverage that is equal to the average premium paid by the Company for its executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          None of the members of the Compensation Committee have ever been an officer or employee of the Company or any of its subsidiaries. During the fiscal year ended July 1, 2005, and in the interim period since then, no executive officer of the Company served as a member of the compensation committee or board of directors of any other entity of which a director or executive officer serves on the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of Certain Beneficial Owners

          The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s Common Stock as of October 3, 2005 by (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each director and nominee for director of the Company, (c) each Named Executive Officer in the Summary Compensation Table below (see “Executive Compensation”) and (d) all directors and current executive officers who beneficially own shares, as a group.

Name of Beneficial Owner	Number of Shares Owned	Options Exercisable Within 60 Days (1)	Total Beneficial Ownership	Percentages of Shares Beneficially Owned (2)

Leigh S. Belden (3)	1,119,061	1,309,709	2,428,770	9.17%
Zhone Technologies, Inc. (4)	2,000,000	—	2,000,000	7.95%
Steven C. Taylor (5)	811,607	168,209	979,816	3.87%
Howard Oringer	175,834	103,332	279,166	1.10%
John E. Major	18,334	171,332	189,666	*
John A. McGuire	81,667	165,832	247,499	*
Desmond P. Wilson III	832	30,830	31,662	*
Sarabjit Gosal	—	73,083	73,083	*
Thi Nguyen	—	138,750	138,750	*
David W. Shackelford	—	143,541	143,541	*
C. W. Smith	12,050	101,400	113,450	*
Directors and current executive officers as a group (11 persons)	2,244,385	2,606,018	4,850,403	17.46%

* Less than 1%

(1)

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are exercisable and exercisable within 60 days of October 3, 2005 are deemed outstanding for the purposes of computing the percentage ownership of any other person. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Verilink Corporation, 11551 E. Arapahoe Road, Centennial, Colorado.

(2)	Percentage beneficially owned is based on 25,169,250 shares of Common Stock outstanding as of October 3, 2005.

(3)

Includes (a) 498,011 shares owned by Leigh S. Belden, individually, and by Leigh S. Belden & Deborah Tinker Belden, or their successors, Trustees U/A Dated 12/09/88; (b) 1,050 shares owned by Baytech Associates, a

California general partnership in which Mr. Belden has a 50% general partner interest; and (c) 620,000 shares owned by Beltech, Inc., a Nevada corporation of which Mr. Belden is a Director and President and the Leigh S. Belden and Deborah Tinker Belden Trust U/A Dated 12/09/88 is the sole shareholder. Excludes 559,656 shares held in trust with an independent trustee for the benefit of Mr. Belden’s children. Mr. Belden does not have voting or dispositive power with respect to such shares.

(4)	The address for Zhone Technologies, Inc. is 7001 Oakport Street, Oakland, CA 94621.

(5)

Includes (a) 810,557 shares owned by Steven C. Taylor, individually and (b) 1,050 shares owned by Baytech Associates, a California general partnership interest in which Mr. Taylor has a 50% general partner interest.

Equity Compensation Plan Information

          The following table sets forth certain information as of July 1, 2005, about shares of Common Stock outstanding and available for issuance under the Company’s equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	5,288,988	$2.99	1,484,964
Equity compensation plans not approved by stockholders	314,266	2.77	185,734

Total	5,603,254	$2.98	1,670,698

          In connection with the Company’s acquisition of XEL Communications, Inc. (“XEL”) in February 2004, the Company issued 187,826 shares of Common Stock and 150,260 shares of restricted Common Stock, and paid a total of $350,000 in cash bonuses immediately following closing to certain key employees of XEL. These awards were approved by the Company’s Compensation Committee. The restricted Common Stock vests one-third a year beginning on the first anniversary of the employee’s employment with the Company and will be fully vested if the employee is terminated without cause. On February 17, 2005, the Company’s Compensation Committee accelerated the vesting of all the unvested restricted stock as of that date. These equity awards were not made under a plan approved by the Company’s stockholders.

          On July 28, 2004, upon the completion of the merger with Larscom Incorporated (“Larscom”), each outstanding option to purchase Larscom common stock was converted into an option to purchase the Company’s Common Stock and adjusted to reflect the exchange ratio in the merger. A total of 669,288shares of the Company’s Common Stock were reserved for issuance upon the exercise of assumed Larscom stock options. As of July 1, 2005, options to purchase 508,049 shares of the Company’s Common Stock assumed in the Larscom acquisition were outstanding and included in the table above as part of the 5,288,988 shares of the Company’s Common Stock subject to equity compensation plans approved by stockholders. No additional equity awards will be granted under the equity compensation plans of Larscom.

          A total of 500,000 shares of the Company’s Common Stock are reserved for issuance under the 2004 New Hire Stock Incentive Plan (the “New Hire Plan”) to eligible newly hired employees, officers, directors and other service providers upon the exercise of equity based incentives, including nonqualified stock options, stock appreciation rights, stock awards and other stock incentives. The number of shares of the Company’s Common Stock reserved will be reduced only by the number of shares actually issued to participants in the New Hire Plan. The New Hire Plan was adopted by the Company’s Board of Directors on December 6, 2004. The term and exercise price for options granted under the New Hire Plan are determined by the administrative committee on the date of grant. Options granted under the New Hire Plan to employees typically provide for the immediate exercise of the option with a four-year vesting period, provided that the optionee remains continuously employed by the Company. Upon cessation of employment for any reason, the Company has the option to repurchase all unvested shares of Common Stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. As of July 1, 2005, options to purchase 314,266 shares of the Company’s Common Stock have been issued under the New Hire Plan, which was not approved by stockholders.

Item 13. Certain Relationships and Related Transactions

          In late fiscal 2004, the Company retained Slayton International, Inc. in connection with an executive search. Susan M. Major is the Managing Director, Technology of Slayton International, and the spouse of John Major, a director of the Company and Chairman of the Compensation Committee since May 2004. The Company paid Slayton International a professional service fee of $75,000, administrative fees of $1,500 per month during the term of the engagement, and expenses. The engagement terminated in December 2004. The Company has been informed that Ms. Major is entitled to receive approximately 40% of the professional services fee paid to Slayton International for this engagement. The engagement of Slayton International was approved by the Board of Directors, with Mr. Major taking no part in the consideration, and reviewed and ratified by the Audit Committee.

Item 14. Principal Accountant Fees and Services

Auditor Fees & Services

          For the fiscal years ended July 1, 2005 and July 2, 2004, the Company paid (or will pay) the following fees to Ehrhardt Keefe Steiner & Hottman PC (“EKSH”) and PricewaterhouseCoopers LLP (“PwC”) for services rendered during the fiscal year or for the audit in respect of those years:

	July 1, 2005	July 2, 2004

Fee type – EKSH
Audit fees (1)	$91,500	$—
Audit-related fees (2)	9,500	—
Tax fees (3)	35,000	—
All other fees	—	—

Totals	$136,000	$—

	July 1, 2005	July 2, 2004

Fee type – PwC
Audit fees (1)	$126,205	$184,400
Audit-related fees (2)	64,545	75,750
Tax fees (3)	32,100	32,434
All other fees	—	—

Totals	$222,850	$292,584

(1) Fees paid for professional services rendered in connection with the audit of the annual financial statements for each fiscal year, including the review of the quarterly financial statements.

          (2)     Includes fees paid for professional services rendered in connection with the audits of the Company’s employee benefit plans, acquisition audit work, accounting consultation on specific transactions or events and miscellaneous accounting consultation.

(3) Includes fees paid for tax compliance, tax consultation and related tax services.

          The Audit Committee has determined that the non-audit services provided to us during our fiscal year 2005 by EKSH and PwC are compatible with the maintenance of their independence. The Audit Committee maintains a policy to approve audit and non-audit services to be provided by the Company’s independent registered public accounting firm. The policy requires that all services the Company’s independent registered public accounting firm may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. During fiscal 2005, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm related to the fees described in the table above. The Chairman of the Audit Committee may approve certain permitted non-audit services in between Committee meetings, which services are subsequently reported to and approved by the Committee.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Verilink Corporation

October 31, 2005	By:	/s/ Leigh S. Belden

Leigh S. Belden
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	–	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002