Form 10-Q
period 2005-09-30
VERILINK CORP
filed 2005-11-14
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares outstanding of the issuer’s common stock as of October 28, 2005 was 25,172,716.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended

	September 30, 2005	October 1, 2004

Net sales:
Product	$8,411	$9,718
Service	2,557	2,566

Total net sales	10,968	12,284

Cost of sales:
Product	5,630	7,531
Service	1,157	964

Total cost of sales	6,787	8,495

Gross profit	4,181	3,789

Operating expenses:
Research and development	1,457	2,252
Selling, general and administrative	3,395	5,107
Amortization of acquired intangible assets	564	572
Impairment charge related to goodwill	—	19,984
Restructuring charges	—	443

Total operating expenses	5,416	28,358

Loss from operations	(1,235)	(24,569)
Interest and other income, net	166	213
Interest expense	(702)	(115)

Loss before provision for income taxes	(1,771)	(24,471)
Provision for income taxes	—	—

Net loss	$(1,771)	$(24,471)

Net loss per share – basic and diluted	$(0.08)	$(1.19)

Shares used in per share calculation – basic and diluted	23,145	20,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

	September 30, 2005	July 1, 2005

ASSETS
Current assets:
Cash and cash equivalents	$2,502	$3,504
Restricted cash	333	333
Accounts receivable, net	7,914	10,068
Inventories, net	5,145	5,256
Other current assets	786	744

Total current assets	16,680	19,905
Property held for lease, net	6,027	6,076
Property, plant and equipment, net	1,462	1,697
Goodwill, net	1,114	1,114
Other intangible assets, net	12,689	13,253
Other assets	283	283

	$38,255	$42,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,781	$8,727
Accounts payable	4,014	4,944
Accrued salaries and wages	1,294	1,804
Accrued liabilities	2,852	2,843
Deferred revenues	690	945
Warranty reserve	1,225	1,290
Accrued purchase consideration	—	239

Total current liabilities	18,856	20,792
Long-term debt and capital lease obligations, less current portion above	4,466	5,197
Other long term liabilities	471	567

Total liabilities	23,793	26,556

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 40,000 shares authorized; 23,169 and 23,085 shares outstanding	232	231
Additional paid-in capital	88,275	87,812
Accumulated other comprehensive loss	(55)	(52)
Accumulated deficit	(73,990)	(72,219)

Total stockholders’ equity	14,462	15,772

	$38,255	$42,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended

	September 30, 2005	October 1, 2004

Cash flows from operating activities:
Net loss	$(1,771)	$(24,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,303	875
Stock based compensation	486	—
Gain on disposals of property, plant and equipment	(29)	—
Impairment charge related to goodwill	—	19,984
Amortization of deferred compensation	—	235
Forgiveness of convertible notes	—	(88)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,154	2,652
Inventories, net	111	314
Other assets	(42)	919
Accounts payable	(930)	(3,465)
Accrued expenses	(821)	(902)
Other non-current liabilities	(96)	(61)

Net cash (used in) provided by operating activities	365	(4,008)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15)	(115)
Cash received from disposal of property, plant and equipment	29	—
Payments related to product line acquisitions	(239)	(255)
Cash acquired in acquisition of Larscom Incorporated, net of transaction costs	—	3,992

Net cash provided by (used in) investing activities	(225)	3,622

Cash flows from financing activities:
Repayment of bank borrowings and long term debt	(1,117)	(120)
Repurchase of common stock	(35)	(127)
Proceeds from issuance of common stock	13	17

Net cash used in financing activities	(1,139)	(230)

Change in other comprehensive loss	(3)	(5)

Net decrease in cash and cash equivalents	(1,002)	(621)
Cash and cash equivalents at beginning of period	3,504	3,448

Cash and cash equivalents at end of period	$2,502	$2,827

Supplemental disclosures:
Non-cash investing activities:
Acquisition of Larscom Incorporated for stock	$—	$26,552
Purchase of property, plant and equipment through capital lease obligations	$—	$138

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

          The accompanying unaudited interim condensed consolidated financial statements of Verilink Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of results which may be achieved for the entire fiscal year ending June 30, 2006. The unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended July 1, 2005 as filed with the Securities and Exchange Commission. We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We have determined that we should report our operations as a single operating segment.

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

          We incurred losses from operations in the current quarterly period and the last two fiscal years, and as of September 30, 2005, our current liabilities exceeded our current assets by $2,176,000. These factors raise substantial doubt about our ability to continue as a going concern. Management instituted a cost reduction program during the quarter ended September 30, 2005 that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. We continue to rationalize product lines, which could result in the potential sale and/or acquisition of product line(s). Management believes these factors will contribute toward achieving positive cash flow from operations. We have also amended the lease terms of the facility at 950 Explorer Boulevard in Huntsville, Alabama (the “Property”) and entered into an agreement to sell this facility. We are required to use 50% of the net proceeds from the sale of the Property to reduce the outstanding principal amount of the senior convertible notes, with the remainder of the net proceeds available to fund operations subject to restrictions on the use of proceeds to pay indebtedness.

          We have significant contractual obligations over the next six months as described in Note 8 – Long-term Debt. Additional special installment payments could also be required on the senior convertible notes if we fail to maintain the targeted working capital amounts. The terms of the senior convertible notes as amended generally prohibit payments on the convertible promissory notes due February 2006 unless (i) our net cash balance exceeds the outstanding principal amount of the senior convertible notes, (ii) the closing sale price for our common stock exceeds $1.50 for 20 consecutive trading days out of the 30 trading days prior to payment, or (iii) the holders of a majority in principal amount of the senior convertible notes have consented to the payment or an amendment to the convertible promissory notes permitting such payment thereon..

          In view of our limited liquidity and the restrictions under the senior convertible notes, we will attempt to negotiate an extension or other restructuring of the convertible promissory notes due February 2006. The convertible promissory notes are unsecured and provide for a default interest rate of 10% during the existence of any event of default. The amendment or restructuring of the convertible promissory notes would generally require the consent of the holders of such notes and the holders of the senior convertible notes. We might not be successful in our efforts to negotiate a restructuring or refinancing of our indebtedness. If we are not successful in restructuring or refinancing our indebtedness on a negotiated basis, we may need to consider other restructuring options.

          On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as indicated. We believe that our cash and cash equivalents, anticipated cash flow from operations and proceeds from the sale of the Property will be sufficient to fund our operating activities (excluding the note payment contractual obligations described above) through the next twelve months, although no such assurance can be given. If we do not substantially meet our current operating plan or to otherwise provide additional liquidity, we may implement additional cost containment measures, consider seeking additional financing or renegotiate our contractual obligations.

Note 2 – Comprehensive Income (Loss)

          We record gains or losses on our foreign currency translation adjustments and present it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Comprehensive loss for the three months ended September 30, 2005 and October 1, 2004 totaled $1,774,000 and $24,476,000, respectively. Comprehensive loss for the three months ended September 30, 2005 consists of $1,771,000 of net loss and $3,000 of foreign currency translation adjustments, and comprehensive loss for the three months ended October 1, 2004 consists of $24,471,000 of net loss and $5,000 of foreign currency translation adjustments. As of September 30, 2005 and July 1, 2004, total accumulated other comprehensive loss was $55,000 and $52,000, respectively.

Note 3 – Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of our Common Stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2005 and October 1, 2004 (in thousands, except per share amounts):

	Three months ended

	September 30, 2005	October 1, 2004

Net loss	$(1,771)	$(24,471)

Weighted average shares outstanding:
Basic	23,145	20,608
Effect of potential common stock from the exercise of stock options and warrants	—	—

Diluted	23,145	20,608

Basic loss per share	$(0.08)	$(1.19)

Diluted loss per share	$(0.08)	$(1.19)

Weighted average option shares and warrants excluded from computation of diluted loss per share because their effect is anti-dilutive	6,027	5,149

          Potential common shares from conversion of convertible notes as of September 30, 2005 totaling 3,530,979 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Note 4 – Inventories

          Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consist of the following (in thousands):

	September 30, 2005	July 1, 2005

Inventories:
Raw materials	$8,886	$8,792
Work in process	2	93
Finished goods	4,547	4,418
Miniplex inventory purchase commitment	382	586

	13,817	13,889
Less: inventory reserves	(8,672)	(8,633)

Inventories, net	$5,145	$5,256

Note 5 – Other Intangible Assets

          Acquired other intangible assets subject to amortization are as follows (in thousands):

	September 30, 2005		July 1, 2005

	Gross Carrying Costs	Accumulated Amortization	Gross Carrying Costs	Accumulated Amortization

Customer relations	$11,834	$3,454	$11,834	$3,158
Developed technology	6,362	2,492	6,362	2,242
Trademarks	917	478	917	460

	$19,113	$6,424	$19,113	$5,860

          The estimated annual amortization for other intangibles for the current fiscal year, the next four fiscal years and thereafter is (in thousands):

Fiscal years ending June:
2006	$2,256
2007	$2,180
2008	$1,959
2009	$1,608
2010	$1,464
Thereafter	$3,786

Note 6 – Warranty Liability

          We record a warranty provision at the time of each sale. We generally warrant our products from one to five years based on product line. A reconciliation of the changes in warranty liability for the three months ended September 30, 2005 and October 1, 2005 is (in thousands):

	Three Months Ended

	September 30, 2005	October 1, 2004

Balance as of beginning of period	$1,290	$1,192
Additions:
Additions from acquisition	—	1,019
Additions charged to income	28	79
Less deductions from the reserves	(93)	(120)

Balance as of end of period	$1,225	$2,170

Note 7 – Restructuring Charges

          In connection with our acquisition of Larscom Incorporated (“Larscom”) on July 28, 2004, we assumed certain restructuring accruals recorded as restructuring charges by Larscom in periods prior to the acquisition date, which included, among others, a real estate lease related to the closure of the Larscom facility in Durham, North Carolina in 2001. Larscom closed this facility, but remained financially responsible for the existing lease and recorded the remaining lease payments as a restructuring charge. Larscom entered into a sublease agreement for the entire 27,000 square foot facility with Silicon Wireless Corporation (a start-up company) that had a commencement date of February 15, 2002. Due to the uncertainty of the receipt of income under the sublease, restructuring expenses are reduced as the sublease income is received. As of July 1, 2005, the balance in the restructuring accrual totaled $776,000. We made monthly payments during the three months ended September 30, 2005 totaling $106,000 which reduced the accrual. No sublease payments were received during the first quarter of fiscal 2006 as Silicon Wireless Corporation works to seek additional sources of financing. We expect the remaining lease obligation will be paid out by January 2007. No additional restructuring costs are expected to be incurred related to this lease.

          The following table provides details of the activity and remaining balances for restructuring charges as of September 30, 2005 (in thousands):

	Total Charges	Real Estate and Other Costs	Employee Termination Costs

Balance as of July 1, 2005	$776	$775	$1
Restructuring charges in the year-to-date period	—	—	—
Payments made in cash	(106)	(105)	(1)

Balance as of September 30, 2005	$670	$670	$—

Note 8 – Long-term Debt

          Long-term debt and capital lease obligations consist of the following (in thousands):

	September 30, 2005	July 1, 2005

Senior convertible notes, 6% coupon rate, payable in $1,000,000 quarterly payments beginning July 2005 (or sooner under certain circumstances), net of unamortized discount of $1,984 and $2,424, respectively	$7,016	$7,576
Note payable on real estate	3,216	3,319
Convertible promissory notes	2,880	2,880
Capital lease obligations	135	149

	13,247	13,924
Less: Current portion of long-term debt and lease obligations	(8,781)	(8,727)

Long-term debt	$4,466	$5,197

Senior Convertible Notes

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior convertible notes will be subject to broad-based anti-dilution provisions in connection with certain future issuances of our securities as well as for adjustments for stock splits and the like. The senior convertible notes may not be converted into more than 20% of the number of shares or voting power of our common stock outstanding as of the closing of the financing until such conversion or exercise has been approved by our stockholders. We recorded initial discounts of (i) $1,870,000 from the allocation of the proceeds to the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and (ii) $1,077,000 related to debt issuance costs. As of September 30, 2005, a total of $9,000,000 in face value of senior convertible notes was outstanding. These senior convertible notes are recorded in the condensed consolidated balance sheet at September 30, 2005, at the discounted amount of $7,016,000. We are recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the senior convertible notes. In connection with this transaction, we also issued warrants to purchase shares of our common stock as described in Note 11 – Stock Warrants. As described below in Note 13 – Subsequent Events, we amended the terms of these senior convertible notes per Amendment Agreements (“Amendments”) dated October 31, 2005 with the holders of the senior convertible notes.

          The senior convertible notes bear interest at a rate of six percent per annum and are repayable in arrears in ten quarterly installments beginning July 2005, or earlier upon the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that we have obtained stockholder approval to the extent necessary, by the delivery of shares of common stock at a price equal to the lower of (i) the conversion price of $3.01 or (ii) 90% of the weighted average sale price of our common stock for the fifteen consecutive trading days ending on the fourth trading day immediately preceding the applicable interest or installment payment date. Such issuance of common stock will not result in anti-dilution adjustments to the conversion price of the senior convertible notes. If by November 21, 2005, which has been extended to December 16, 2005 pursuant to the Amendments, we have not obtained stockholder approval of the issuance of the senior convertible notes, the warrants and the shares of common stock to be issued thereunder and an increase in our authorized capital of at least 10,000,000 shares of common stock, we will be required to make at least 50% of interest and installment payments made after such date in cash. In addition to regularly scheduled installment payments, if, as of the end of each fiscal quarter during the period in which the senior convertible notes are outstanding, we fail to maintain certain targeted working capital requirements, as defined in the notes, as amended, the holders of the senior convertible notes may require us to make an additional installment payment under the senior convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior convertible notes. Substantially all of our assets are pledged as collateral for amounts outstanding under the senior convertible notes.

Note Payable on Real Estate

          In connection with our June 2000 acquisition of a facility in Huntsville, Alabama located at 950 Explorer Boulevard, we entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of such Property and to make improvements thereon. In December 2000, we entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance further improvements to the facility. The land and building are provided as collateral for amounts outstanding under these agreements. In June 2004, the outstanding balances under the two loan agreements were combined under one note, which requires a monthly payment of $50,000. The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate, which was 6.09% at November 1, 2005. As of September 30, 2005, the amount outstanding under this note totaled $3,216,000. The final balloon payment of approximately $3,046,000 is due on February 1, 2006. (See “Agreements Related to Property Held for Lease” in Note 13).

Convertible Promissory Notes

          We issued two convertible promissory notes in February 2004 totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. If the holders convert any portion of the convertible promissory notes, the holders must repay all interest received by them on the portion of the convertible promissory note converted before we will issue the common stock. Interest expense will be reduced by the amount of interest repaid by the holders in the period the convertible promissory note is converted into common stock. Under the terms of the $10,000,000 convertible promissory note, the note was reduced by $350,000 for payment of retention bonuses in February 2005 to certain XEL employees pursuant to retention agreements between us and the employees. As the retention bonuses were accrued and charged to compensation expense, the carrying value of the convertible promissory note was reduced and other income from the loan reduction was recorded, which totaled $88,000 in the three months ended October 1, 2004.

Capital Lease Obligations

          Long-term debt at September 30, 2005 also includes three capital lease obligations totaling $135,000, which currently require monthly payments totaling $6,309, including interest at rates ranging from 10% to 13.6%. These leases terminate on various dates between March 2006 and February 2010.

          Long-term debt and capital lease obligations are payable as follows (in thousands):

Fiscal year ending,

2006	$8,049
2007	3,235
2008	1,944
2009	11
2010	8

Total	$13,247

Note 9 – Stock Based Compensation

          Prior to July 2, 2005, our stock incentive plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, no compensation expense was generally recognized since the exercise price for stock options granted to employees equaled the market price of the underlying stock on the date of grant.

          As of July 2, 2005, we adopted SFAS No. 123R, Stock Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units are determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the accelerated method under SFAS No. 123R.

          The adoption of SFAS No. 123R resulted in compensation expense of $392,000 related to stock options in the three months ended September 30, 2005, which includes the net cumulative impact of 22% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted. Additionally, stock awards issued in payment of severance pay totaling $94,000 was charged to expense in the three months ended September 30, 2005.

          At September 30, 2005, the total compensation cost related to unvested stock-based awards granted to employees under our stock incentive plans but not yet recognized was approximately $1,252,000, net of estimated forfeitures of $1,474,000. This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

Effect of Adoption of SFAS No. 123R

          The application of SFAS No. 123R had the following effect for the three months ended September 30, 2005 on the amounts reported relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Using Intrinsic Value Method	SFAS 123R Adjustments	As Reported

Loss from operations	$(842)	$(392)	$(1,234)
Loss before income taxes	(1,379)	(392)	(1,771)
Net loss	(1,379)	(392)	(1,771)
Loss per share:
Basic	(0.06)	(0.02)	(0.08)
Diluted	(0.06)	(0.02)	(0.08)

          No options were granted in the three months ended September 30, 2005. The weighted average estimated fair value of options granted was $2.36 per share in the three months ended October 1, 2004. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming the following weighted-average assumptions for the three months ended September 30, 2005 and October 1, 2004, as follows:

	Three months ended

	September 30, 2005	October 1, 2004

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	n/a	141%
Risk free interest rate	n/a	3.03%
Expected life (years)	n/a	3.46

          For fiscal year 2005, we used our historical volatility as our basis to estimate expected volatility. In light of recent accounting guidance related to stock options, we expect to reevaluate the volatility assumptions used to estimate the value of employee stock options granted in fiscal 2006.

Stock Option Plans

          We have stock incentive plans under which employees and consultants may be granted non-qualified and incentive options to purchase shares of our common stock. Stock awards, stock appreciation rights and other stock incentives may also be granted under these plans; however, no stock appreciation rights or other stock incentives have been granted to date. Stock options are generally granted at the fair market value of our common stock on the date of grant and expire no later than ten years from the date of grant. Stock options generally vest over four years. During fiscal 2005, certain stock options with a five year term that vested monthly over one year were granted to employees in connection a salary reduction program.

          For the three-months ended September 30, 2005, we granted stock awards for 86,011 shares in payment of severance pay. We received $13,000 from the exercise of stock options during the three months ended September 30, 2005.

		Options Outstanding

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance at July 1, 2005	1,670,698	5,603,254	$2.98
Plan shares expired	(414,435)	—	—
Granted	—	—	—
Stock awards	(86,011)	—	—
Exercised	—	(34,296)	0.37
Canceled	586,208	(586,208)	6.26

Balance at September 30, 2005	1,756,460	4,982,750	$2.61

          The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.22 — $ 0.69	972,558	6.33	$0.61	884,005	$0.61
$0.75 — $ 1.19	1,101,467	6.13	1.14	803,683	1.14
$1.20 — $ 2.88	858,011	6.44	2.28	652,613	2.21
$2.94 — $ 3.28	875,760	8.89	3.09	765,343	3.11
$3.51 — $ 4.97	836,131	7.89	3.94	373,183	3.98
$5.00 — $146.74	338,823	5.28	9.48	276,531	10.40

$0.22 — $146.74	4,982,750	6.95	$2.61	3,755,358	$2.57

          The aggregate intrinsic value for the options outstanding and exercisable that were in-the-money as of September 30, 2005, was as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at September 30, 2005	1,065,308	6.20	$0.64	$431,337
Exercisable at September 30, 2005	948,942	6.20	$0.63	$389,073

For three months ended October 1, 2004:

          Stock-based compensation for the three months ended October 1, 2004 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended October 1, 2004 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share data):

Three months ended October 1, 2004

Net loss, as reported	$(24,471)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and valuation allowance	243
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects and valuation allowance	(638)

Pro forma net loss	$(24,866)

Loss per share:
Basic and diluted – as reported	$(1.19)

Basic and diluted – pro forma	$(1.21)

          In connection with the acquisition of XEL Communications, Inc. on February 5, 2004, we issued 187,826 shares of restricted common stock to certain employees of XEL and recorded deferred compensation of $1,000,000. On February 17, 2005, we accelerated the vesting of the restricted stock awards outstanding as of that date and the remaining deferred compensation was charged to expense. Total compensation expense related to these restricted shares totaled $233,000 for the three months ended October 1, 2004.

Note 10 – Common Stock

          During the three months ended September 30, 2005, we recorded 31,341 shares received as treasury stock with a value of $35,000 related to shares withheld in payment of required tax withholdings on stock awards that vested during this period. The employees elected to reduce the shares received in payment of the required tax withholdings, which we remitted to the taxing authorities. The shares received have been retired.

Note 11 – Warrants

          On March 21, 2005, we issued warrants in connection with the issuance of the $10,000,000 senior convertible notes to purchase up to 830,563 shares of our common at a price per share of $3.41, which was reduced to $0.93 per share pursuant to the Amendments as described in Note 13 – Subsequent Events. The increase in the fair value of these warrants due to the change in terms of approximately $105,000 will be charged to expense in future periods. These warrants have a term of five years and are exercisable beginning September 21, 2005. As of September 30, 2005 and July 1, 2005, these warrants are classified in the equity section of our condensed consolidated balance sheet.

Note 12 – Commitments and Contingences

          We lease various sales offices, warehouse space and equipment under operating leases that expire on various dates from November 2005 through May 2010. Rent expense under all non-cancelable operating leases totaled $251,000 and $231,000 for the three months ended September 30, 2005 and October 1, 2004, respectively. Future minimum lease payments under all non-cancelable operating leases as of September 30, 2005 are as follows (in thousands):

Fiscal year,	Operating Leases

2006 (October – June)	$798
2007	743
2008	591
2009	150
2010	93

Total minimum lease payments	$2,375

          As of September 30, 2005, we had approximately $3,841,000 of non-cancelable purchase commitments outstanding for inventory and inventory components.

          We are not currently involved in any legal proceedings expected to have a material adverse effect on our financial conditions or results of operations. From time to time, however, we may be subject to claims and lawsuits arising in the normal course of business.

Note 13 – Subsequent Events

Acquisition of ArcaDACs/Sechtor Product Line

          Effective October 1, 2005, we acquired the inventories, fixed assets and intellectual property rights relating to Zhone Technologies, Inc.’s ArcaDACS™ 100 Digital Access Cross-Connect System (DACS) and Sechtor® 300 Multiservice Edge Concentrator product lines and assumed certain liabilities, including warranty obligations. We issued 2,000,000 shares of our common stock to Zhone at the closing of the agreement. This acquisition was strategic to us in that it represents an integral part of the solution we provide to our largest customer, and it also complements the margin improvement initiatives that we launched in recent quarters. Prior to the acquisition, we purchased this product from Zhone under an OEM agreement dated January 1, 2001.

          The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $2,178,000 consisted of (a) 2,000,000 shares of our common stock issued at closing and valued at approximately $2,076,000, using a fair value per share of $1.038, and (b) assumptions of certain liabilities totaling $102,000. The fair value of our common stock issued was determined using the five-trading-day average price surrounding the date the acquisition was announced (September 30, 2005). The purchase price was allocated to the individual assets acquired based on the relative fair value of the assets acquired and liabilities assumed. A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$2,076
Assumed liabilities	102

Total purchase consideration	$2,178

          The purchase consideration was allocated to the estimated fair values of the assets acquired. The purchase price allocation is as follows (in thousands):

	Purchase Price Allocation	Amortization Life

Inventories	$1,936	—
Property, plant and equipment	104	3 years
Acquired technology	138	3 years

Total purchase price allocation	$2,178

          The acquisition was funded through the issuance of common stock. As required by the purchase agreement, we must file a registration statement related to the stock issued in this transaction no later than November 30, 2005.

Amendment to Senior Convertible Notes

          As noted in Note 8 – Long-term Debt, we entered into Amendments with each of the holders of the senior convertible notes. Pursuant to the Amendments, the “target working capital” amounts under the terms of the notes is reduced to $6,500,000 for the quarter ended September 30, 2005, and for subsequent quarters, to the sum of $6,800,000 plus 80% of the aggregate principal amount of any notes purchased pursuant to the exercise of the holders’ additional investment rights to purchase additional notes minus (B) 80% of any notes redeemed or converted as of such date other than amounts redeemed or converted prior to the date of the Amendments.

          The Amendments further provide that 50% of the net proceeds (after satisfaction of the first mortgage, commissions, closing costs and escrows for repairs) from a sale of the Property must be paid to the holders to reduce the outstanding principal amount of the notes. The Amendments delete the requirement for us to hold $1,000,000 of the proceeds from the sale of such Property in a restricted cash collateral account. The Amendments modify the restricted payment provisions of the notes to prohibit us from making principal payments on other indebtedness without the approval of the holders of the notes subject to limited exceptions, and revise the cross-default provision of the notes.

          The Amendments reduce the exercise price of the warrants for 830,563 shares of common stock issued under the securities purchase agreement dated March 20, 2005 to $0.93 per share of our common stock.

          As part of the initial purchase of these notes and warrants in March 2005, the holders acquired additional investment rights to purchase up to an aggregate of $5,000,000 in principal amount of additional notes. Pursuant to the Amendments, the conversion price of the additional notes that would be issued if the holders exercise their additional investment rights has been reduced to $1.00 per share of common stock, and we extended the expiration of the holders’ right to exercise their additional investment rights to June 29, 2006. The conversion price of the $8,000,000 principal amount of notes outstanding as of the date of the Amendments is $3.01 per share and has not been amended.

Agreements Related to Property Held for Lease

          On November 7, 2005, we amended the terms of the “Triple-Net” Lease Agreement (“Lease Amendment”) with The Boeing Company for the Property. Pursuant to the Lease Amendment, the non-cancelable lease term has been extended by five years through November 2012, the monthly rental payment schedule has been revised effective as of December 1, 2005, and we agreed to contribute up to $1,200,000 toward the repair and/or replacement of the existing heating, ventilating and air-conditioning system (“HVAC System”). Future minimum rental income on this operating lease, as amended, over the non-cancelable lease term as of September 30, 2005 is as follows (in thousands):

Fiscal years ending June:

2006 (October – June)	$632
2007	836
2008	836
2009	836
2010	836
Thereafter	2,022

$5,998

          On November 2, 2005, we entered into a Purchase and Sale Agreement (“Sale Agreement”) to sell the Property for a total purchase price of $8,200,000, which includes the $1,200,000 required to fund the repair of the HVAC system per the Lease Amendment. The Sale Agreement provides for the closing of this transaction on or before December 23, 2005. The purchaser may terminate the agreement in its sole discretion during an inspection period expiring December 19, 2005.

Note 14 – Recently Issued Accounting Pronouncements

         In December 2004, FASB issued FASB Staff Position No. SFAS 109-a, Application of FAS 109 for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FASB Staff Position No. SFAS 109-b, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“Act”) repeals export tax benefits, transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. These two staff positions provide accounting and disclosure guidance related to the American Job Creation Act of 1004. We are evaluating the impact of the Act on future years. However, we do not expect the Act to have a material impact.

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

          In June 2005, the FASB issued FASB Staff Position (“FSP”) No. 143-1, “Accounting for Electronic Equipment Waste Obligations”. The FSP addresses accounting by commercial users and producers of electrical and electronic equipment, in connection with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) issued by the European Union (“EU”) on February 13, 2003. This Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment, and sets forth certain obligations relating to covering the cost of disposal of such equipment by commercial users. Producers will also be required to cover the cost of disposal of such equipment under the WEEE legislation if they are participating in the market as of August 13, 2005. As of November 2005, while many EU-member states have enacted legislation, several major EU-member states were still in the drafting process. As a result, final estimates regarding the financial impact from WEEE legislation on our company cannot be performed at this time. We continue to evaluate the impact of the WEEE legislation as member states implement guidance.

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

          In the three months ended September 30, 2005, we continued our strategy to drive revenue growth and gain market share with expanded product offerings, and to strengthen our position for the high-growth emerging markets in next generation broadband access including VoIP and routing. During this quarter, we continued the development and marketing of our NetPath™ 2000 wireless access product and our 8000 Series VoIP capable product. We also completed the acquisition of the ArcaDACS/Sechtor product line just after the end of this quarter. In addition, we remained focused on our goals to return to profitability and turn our assets into cash. We improved our profitability and gross margins, and reduced expenses throughout our organization. We are also working on cost reductions for our high volume products as well as consolidating our contract manufacturing to a single supplier and all of our final assembly and test to our Madison, Alabama facility. These consolidations will continue in our fiscal second quarter. The ArcaDACS/Sechtor acquisition brings in inventory of approximately $2,000,000 which we believe will be sold over the next twelve months. Also, after the end of the quarter we entered into a sale agreement to sell the property located at 950 Explorer Boulevard in Huntsville, Alabama (the “Property”).

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

          We incurred losses from operations in the current quarterly period and the last two fiscal years, and as of September 30, 2005, our current liabilities exceeded our current assets by $2,176,000. These factors raise substantial doubt about our ability to continue as a going concern. Management instituted a cost reduction program during the quarter ended September 30, 2005 that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. We continue to rationalize product lines, which could result in the potential sale and/or acquisition of product line(s). Management believes these factors will contribute toward achieving positive cash flow from operations. We have also amended the lease terms of the facility related to the Property and entered into an agreement to sell this facility. We are required to use 50% of the net proceeds from the sale of the Property to reduce the outstanding principal amount of the senior convertible notes, with the remainder of the net proceeds available to fund operations subject to restrictions on the use of proceeds to pay indebtedness.

          We have significant contractual obligations over the next six months and limited sources of liquidity. The terms of our senior convertible notes as amended generally prohibit payments on the convertible promissory notes due February 2006 unless (i) our net cash balance exceeds the outstanding principal amount of the senior convertible notes, (ii) the closing sale price for our common stock exceeds $1.50 for 20 consecutive trading days out of the 30 trading days prior to payment, or (iii) the holders of a majority in principal amount of the senior convertible notes have consented to the payment or an amendment to the convertible promissory notes permitting such payment thereon. As a result, proceeds from the sale of the Property are not expected to be available for payment on the convertible promissory notes due February 2006.

          In view of our limited liquidity and the restrictions under the senior convertible notes, we will attempt to negotiate an extension or other restructuring of the convertible promissory notes due February 2006. We might not be successful in our efforts to negotiate a restructuring or refinancing of our indebtedness. If we are not successful in restructuring or refinancing our indebtedness on a negotiated basis, we may need to consider other restructuring options.

          On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as indicated. We believe that our cash and cash equivalents, anticipated cash flow from operations and proceeds from the sale of the Property will be sufficient to fund our operating activities (excluding the note payment obligations described above) through the next twelve months, although no such assurance can be given. If we do not substantially meet our current operating plan or to otherwise provide additional liquidity, we may implement additional cost containment measures, or consider seeking additional financing or renegotiating our contractual obligations See “Liquidity and Capital Resources” and “Factors Affecting Future Results”.

          On November 9, 2005, we received a technical alert from the vendor of the software we use to track equity compensation, which indicated that the report generated by the software and used in preparing our October 31, 2005 earnings announcement overstated stock-based compensation recorded in the first quarter. All amounts set forth in this report reflect the corrected calculation of stock-based compensation. The adjustment reduced stock-based compensation and accordingly our net loss by $160,000 from the amounts reported in the October 31, 2005 earnings release.

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

	Three months ended

	September 30, 2005	October 1, 2004

Net sales:
Product	76.7%	79.1%
Service	23.3	20.9

Total net sales	100.0	100.0

Cost of sales:
Product	51.3	61.3
Service	10.6	7.9

Total cost of sales	61.9	69.2

Gross profit	38.1	30.8

Operating expenses:
Research and development	13.3	18.3
Selling, general and administrative	31.0	41.6
Amortization of acquired intangible assets	5.1	4.6
Impairment charge related to goodwill	—	162.7
Restructuring charges	—	3.6

Total operating expenses	49.4	230.8

Loss from operations	(11.3)	(200.0)
Interest and other income, net	1.6	1.7
Interest expense	(6.4)	(0.9)

Loss before provision for income taxes	(16.1)	(199.2)
Provision for income taxes	—	—

Net loss	(16.1)%	(199.2)%

          Sales. Net sales for the three months ended September 30, 2005 decreased 11% to $10,968,000 from $12,284,000 in the comparable period of the prior fiscal year. This decrease is attributable to declines in sales to both carrier/carrier access and enterprise customers. Net sales of carrier/carrier access products and services decreased 12% to $5,373,000 in the three months ended September 30, 2005 from $6,092,000 in the comparable prior year period. This net decrease was primarily due to a decline in sales to our largest customer as a result of delays in orders arising from budgetary issues. We expect to receive and ship some of these delayed orders in our second fiscal quarter. However, one anticipated program has been delayed by the customer for at least a year due to its budget changes. Net sales of enterprise access products and services in the three months ended September 30, 2005 decreased 10% to $5,595,000 from $6,192,000 in the comparable period in the prior fiscal year. This decrease is primarily a result of our decision to forego low margin sales and by eliminating certain low profit legacy products. Service net sales for the three months ended September 30, 2005 decreased by $42,000 to $2,539,000 from $2,581,000 for the three months ended October 1, 2004.

          Our business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to our top five customers increased 7% in the three months ended September 30, 2005 to $8,066,000 from $7,559,000 in the comparable prior year period. Net sales to all other customers decreased by 39% in the three-month period ended September 30, 2005 from the comparable prior year period. Our top five customers did not remain the same over these periods. Sales to Verizon and Interlink Communications, Inc. accounted for 41% and 12% of net sales in the three months ended September 30, 2005. In the comparable prior year period, sales to Verizon accounted for 41% of net sales. No other customer accounted for more than 10% of net sales in these two periods.

          Gross Profit. Gross profit margin increased to 38.1% of net sales for the three months ended September 30, 2005 as compared to 30.8% for the three months ended October 1, 2004. This increase is attributable to a number of factors, including the change in product and services sales mix between the periods, lower manufacturing overhead as a result of consolidation efforts, and a decrease in the provision for inventory reserves. Manufacturing overhead in the three months ended September 30, 2005 decreased by 28% to $1,081,000 as compared to the comparable prior year period. The provision for inventory reserves decreased by $619,000 in the three months ended September 30, 2005 as compared to the same period last year. Gross margin related to service net sales decreased to 55.3% for the three months ended September 30, 2005 as compared to 62.5% for the three months ended October 1, 2004. We adopted SFAS No. 123R, Share Based Payment, effective as of July 2, 2005. Stock based compensation totaling $71,000 was included in cost of sales for the three months ended September 30, 2005. Gross margin in our second fiscal quarter may be temporarily impacted by our consolidation of manufacturing locations and the integration of recently acquired product lines. We expect improved margins after these changes are fully implemented, although margins are highly dependent on product sales mix in any given quarter.

          Research and Development. Research and development expenses for the three months ended September 30, 2005 decreased 35% to $1,457,000 from $2,252,000 for the same period in the prior year, and decreased as a percentage of sales from 18.3% to 13.3%. The decrease in spending for the three months ended September 30, 2005 compared to the same quarter in the prior fiscal year is a result of our efforts to match spending plans with anticipated revenue and the reduction in staff from the consolidation of engineering in the Santa Barbara, California and Aurora, Colorado offices into our offices in Madison, Alabama and Newark, California, which was completed in December 2004. Stock based compensation totaling $55,000 was included in research and development expenses for the three months ended September 30, 2005. We believe that a significant level of investment in product development is required to remain competitive and that such expenses will vary over time as a percentage of net sales. However, we will continue to monitor the level of our investment in research and development activities and adjust quarterly spending levels, upward or downward, based upon anticipated sales volume.

          Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2005 decreased 34% to $3,395,000 from $5,107,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 41.6% to 31.0%. The decrease over the same period in the prior year is primarily due to decreased headcount and related expenses primarily attributable to the consolidation of certain manufacturing and administrative functions into our Madison, Alabama facility. In addition to the decrease in spending associated with headcount, discretionary spending in many areas, including outside services, expense for customer demonstration units, and tradeshows are below prior year levels due to cost containment programs we implemented this fiscal year. Stock based compensation totaling $266,000 was included in SG&A expenses for the three months ended September 30, 2005. Amortization of deferred compensation totaled zero and $121,000 for the three months ended September 30, 2005 and October 1, 2004, respectively. SG&A expenses for the three months ended October 1, 2004 includes a total of $452,000 related to charges associated with acquisitions, consisting of compensation charges for retention bonuses and restricted stock awards, and other direct acquisition related expenses.

          Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets for the three months ended September 30, 2005 totaled $564,000 as compared to $572,000 for the comparable periods of the prior fiscal year.

          Impairment Charge Related to Goodwill. During the three months ended October 1, 2004, we completed an interim test for the impairment of goodwill and determined that the carrying value was impaired. Therefore, an impairment charge related to goodwill totaling $19,984,000 was recorded in the three months ended October 1, 2004.

          Restructuring Charges. During the three months ended October 1, 2004, we announced plans to consolidate our engineering functions into two locations and to consolidate certain Larscom manufacturing and administrative functions in Newark, California to our Madison, Alabama facility. We recorded net charges related to restructuring activities for the three month period ended October 1, 2004 totaling $443,000, respectively. These restructuring activities were substantially completed during the quarter ended December 31, 2004.

          Interest and Other Income, Net. Interest and other income, net decreased 22% to $166,000 for the three months ended September 30, 2005 from $213,000 in the comparable period in the prior fiscal year due to the income recorded in that year ago period of $86,000 from the forgiveness of a portion of the convertible notes associated with the XEL acquisition. No such income was recorded in the three months ended September 30, 2005. Rental income, net of expenses, is included in interest and other income, net and totaled $164,000 and $135,000 for the three months ended September 30, 2005 and October 1, 2004.

          Interest Expense. Interest expense increased 510% to $702,000 for the three months ended September 30, 2005 from $115,000 three months ended October 1, 2004 due to the interest expense related to the $10,000,000 senior convertible notes issued on March 21, 2005.

          Provision for Income Taxes. No tax provision or tax benefits were recognized for the three month periods ended September 30, 2005 or October 1, 2004, due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, we established a full valuation allowance against our deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001.

          Net Income (Loss). Net loss for the three months ended September 30, 2005 was $1,771,000 compared to $24,471,000 for the three months ended October 1, 2004. The changes between the periods are a result of the above factors, primarily due to the impairment charge related to goodwill recorded in the prior fiscal year, offset by the decrease in selling, general and administrative expenses, the decrease in amortization of acquired intangible assets and the increase in the gross profit between the periods. Net loss as a percentage of sales for the three months ended September 30, 2005 was (16.1)% compared to (199.2)% for the three months ended October 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

          On September 30, 2005, our principal source of liquidity included $2,502,000 of unrestricted cash and cash equivalents.

Cash Flows

          During the three months ended September 30, 2005, cash provided by operating activities was $365,000 compared to cash used in operating activities of $4,008,000 for the three months ended October 1, 2004. Net cash provided by operating activities in the current period reflected the collection of accounts receivable which provided cash of $2,154,000 compared to $2,652,000 provided in the comparable period in the prior fiscal year. The decrease in accounts receivable in the three months ended September 30, 2005 is due to the decline in sales. The change in inventories provided $111,000 of cash in the three months ended September 30, 2005 compared to cash provided in the same period last year of $314,000. Accounts payable and accrued expenses used $1,751,000 of cash in the three months ended September 30, 2005 compared to cash used of $4,367,000 in the comparable period in the prior fiscal year. The decline in accounts payable and accrued expenses in the three months ended September 30, 2005 is a result of lower sales volume, reduced headcount and fewer weeks of accrued payroll at the end of the period.

          Cash used in investing activities was $225,000 for the three months ended September 30, 2005 compared to cash provided by investing activities of $3,622,000 for the three months ended October 1, 2004. The funds used in investing activities during the three months ended September 30, 2005 are due to the earn-out payment related to the NetEngine product line acquisition totaling $239,000 and capital expenditures of $15,000 offset by cash received from disposal of property, plant and equipment of $29,000. The funds provided in investing activities during the three months ended October 1, 2004 are the results of net cash acquired in the Larscom acquisition of $5,292,000 offset by expenses relating to the acquisition of $1,300,000, earn-out payments related to the NetEngine and Miniplex product line acquisitions totaling $255,000, and capital expenditures of $115,000.

          Cash used in financing activities was $1,139,000 for the three months ended September 30, 2005 and $230,000 for the three months ended October 1, 2004. Funds used in financing activities during the three months ended September 30, 2005 resulted from repayments of long-term debt of $1,117,000 and the purchase of treasury shares related to tax withholdings totaling $35,000 on restricted stock awards offset by cash received from the exercise of stock options of $13,000. For the three months ended October 1, 2004, funds used in financing activities resulted from payments on long-term debt of $120,000 and the purchase of treasury shares related to tax withholdings totaling $127,000 on restricted stock awards, offset by proceeds from the issuance of common stock under our stock plans totaling $17,000.

Senior Convertible Notes

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior convertible notes to six institutional investors. We issued an initial $10,000,000 of senior convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior convertible notes will be subject to broad-based anti-dilution provisions in connection with certain future issuances of our securities as well as for adjustments for stock splits and the like. The senior convertible notes may not be converted into more than 20% of the number of shares or voting power of our common stock outstanding as of the closing of the financing until such conversion or exercise has been approved by our stockholders. As of September 30, 2005, a total of $9,000,000 in face value of senior convertible notes was outstanding. These senior convertible notes are recorded in the condensed consolidated balance sheet at September 30, 2005, at the discounted amount of $7,016,000. See Note 8 – Long-term Debt to the condensed consolidated financial statements.

          We amended the terms of the senior convertible notes per Amendment Agreements (“Amendments”) dated October 31, 2005 with all the holders of these notes. Pursuant to the Amendments, the “target working capital” amounts under the terms of the notes is reduced to $6,500,000 for the quarter ended September 30, 2005, and for subsequent quarters, to the sum of $6,800,000 plus 80% of the aggregate principal amount of any notes purchased pursuant to the exercise of the holders’ additional investment rights to purchase additional notes minus (B) 80% of any notes redeemed or converted as of such date other than amounts redeemed or converted prior to the date of the Amendments. At September 30, 2005, “tested working capital”, as defined in the senior convertible notes, was $6,772,000.

          The Amendments further provide that 50% of the net proceeds (after satisfaction of the first mortgage, commissions, closing costs and escrows for repairs) from a sale of the Property must be paid to the holders to reduce the outstanding principal amount of the notes. The Amendments delete the requirement for us to hold $1,000,000 of the proceeds from the sale of such Property in a restricted cash collateral account securing the senior convertible notes. The Amendments modify the restricted payment provisions of the notes to prohibit us from making principal payments on other indebtedness without the approval of the holders of the notes subject to limited exceptions, and revise the cross-default provision of the notes.

          The Amendments reduce the exercise price of the warrants for 830,563 shares of common stock issued under the securities purchase agreement dated March 20, 2005 to $0.93 per share of our common stock.

          As part of the initial purchase of these notes and warrants in March 2005, the holders acquired additional investment rights to purchase up to an aggregate of $5,000,000 in principal amount of additional notes. Pursuant to the Amendments, the conversion price of the additional notes that would be issued if the holders exercise their additional investment rights has been reduced to $1.00 per share of common stock, and we extended the expiration of the holders’ right to exercise their additional investment rights to June 29, 2006. The conversion price of the $8,000,000 principal amount of notes outstanding as of the date of the Amendments is $3.01 per share and has not been amended.

          The senior convertible notes bear interest at a rate of six percent per annum and are repayable in ten quarterly installments beginning in July 2005, or earlier upon the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that we have obtained stockholder approval to the extent necessary, by the delivery of shares of common stock at a price equal to the lower of (i) the conversion price of $3.01 or (ii) 90% of the weighted average sale price of our common stock for the fifteen consecutive trading days ending on the fourth trading day immediately preceding the applicable interest or installment payment date. Such issuance of common stock will not result in anti-dilution adjustments to the conversion price of the senior convertible notes. If by November 21, 2005, which has been extended to December 16, 2005 pursuant to the Amendments, we have not obtained stockholder approval of the issuance of the senior convertible notes, the warrants and the shares of common stock to be issued thereunder and an increase in our authorized capital of at least 10,000,000 shares of common stock, we will be required to make at least 50% of interest and installment payments made after such date in cash.

          In addition to regularly scheduled installment payments, if, as of the end of each fiscal quarter during the period in which the senior convertible notes are outstanding, we fail to maintain certain minimum working capital requirements, as defined in the notes, as amended, the holders of the senior convertible notes may require us to make an additional installment payment under the senior convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior convertible notes. The payment of any such additional installment amounts may also be paid, at our option, by the delivery of shares of common stock calculated using the same conversion price formula set forth above for regularly scheduled installment payments. The ability to elect to pay installment amounts or interest in shares of common stock is subject to conditions relating to the registration of the shares to be issued, compliance with the effective minimum listing maintenance requirements of The Nasdaq National Market and certain other conditions set forth in the senior convertible notes. The Nasdaq Marketplace Rules generally require us to maintain a minimum bid price per share of $1.

          Substantially all of our assets are pledged as collateral for amounts outstanding under the senior convertible notes. Furthermore, substantially all of our cash is held in accounts subject to a control agreement between us and the financial institution that maintains these accounts. We have agreed that upon a continuing event of default related to our senior convertible notes, the collateral agent for the holders of our senior convertible notes may instruct this financial institution to send to the collateral agent amounts credited to our account with the financial institution.

Convertible Promissory Notes

          In February 2004, we issued two convertible promissory notes totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and mature February 5, 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. As of September 30, 2005, the amount outstanding under the convertible promissory notes totaled $2,880,000.

Mortgaged Property Held for Sale

          The final balloon payment of approximately $3,046,000 is due on February 1, 2006 on a note secured by our facility leased to The Boeing Company located at 950 Explorer Boulevard in Huntsville, Alabama (the “Property”). In November 2005, after the end of the quarter to which this Quarterly Report on Form 10-Q relates, we amended the lease agreement with The Boeing Company, which among other things, extends the term of the lease, amends the schedule of rents and requires us to contribute certain amounts toward the cost of repairing or replacing the HVAC system servicing the Property. We also entered into a Purchase and Sale Agreement for the sale of our interest in this Property. See Note 13 – Subsequent Events to the condensed consolidated financial statements for additional information.

Liquidity Generally

          We incurred losses from operations in the current quarterly period and the last two fiscal years, and as of September 30, 2005, our current liabilities exceeded our current assets by $2,176,000. These factors raise substantial doubt about our ability to continue as a going concern. Management instituted a cost reduction program during the quarter ended September 30, 2005 that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. We continue to rationalize product lines, which could result in the potential sale and/or acquisition of product line(s). Management believes these factors will contribute toward achieving positive cash flow from operations. We have also amended the lease terms of the facility related to the Property and entered into an agreement to sell this facility. We are required to use 50% of the net proceeds from the sale of the Property to reduce the outstanding principal amount of the senior convertible notes, with the remainder of the net proceeds available to fund operations subject to restrictions on the use of proceeds to pay indebtedness.

          We have significant contractual obligations over the next six months as described above. Additional special installment payments could also be required on the senior convertible notes if we fail to maintain the targeted working capital amounts. The terms of the senior convertible notes as amended generally prohibit payments on the convertible promissory notes due February 2006 unless (i) our net cash balance exceeds the outstanding principal amount of the senior convertible notes, (ii) the closing sale price for our common stock exceeds $1.50 for 20 consecutive trading days out of the 30 trading days prior to payment, or (iii) the holders of a majority in principal amount of the senior convertible notes have consented to the payment or an amendment to the convertible promissory notes permitting such payment thereon.

          In view of our limited liquidity and the restrictions under the senior convertible notes, we will attempt to negotiate an extension or other restructuring of the convertible promissory notes due February 2006. The convertible promissory notes are unsecured and provide for a default interest rate of 10% during the existence of any event of default. The amendment or restructuring of the convertible promissory notes would generally require the consent of the holders of such notes and the holders of the senior convertible notes. We may not be successful in our efforts to negotiate a restructuring or refinancing of our indebtedness. If we are not successful in restructuring or refinancing our indebtedness on a negotiated basis, we may need to consider other restructuring options.

          On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as indicated. We believe that our cash and cash equivalents, anticipated cash flow from operations and proceeds from the sale of the Property will be sufficient to fund our operating activities (excluding the note payment contractual obligations described above) through the next twelve months, although no such assurance can be given. If we do not substantially meet our current operating plan or to otherwise provide additional liquidity, we may implement additional cost containment measures, consider seeking additional financing or renegotiate our contractual obligations. The issuance of additional equity would result in dilution to our stockholders.

SUBSEQUENT EVENT – ACQUISITION OF ARCADACS/SECHTOR PRODUCT LINE

          Effective October 1, 2005, we acquired the inventories, fixed assets and intellectual property rights relating to Zhone Technologies, Inc.’s ArcaDACS™ 100 Digital Access Cross-Connect System (DACS) and Sechtor® 300 Multiservice Edge Concentrator product lines and assumed certain liabilities, including warranty obligations. We issued 2,000,000 shares of our common stock to Zhone at the closing of the agreement. This acquisition was strategic to us in that it represents an integral part of the solution we provide to our largest customer, and it also complements the margin improvement initiatives that we launched in recent quarters. Prior to the acquisition, we purchased this product from Zhone under an OEM agreement dated January 1, 2001.

          The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The total purchase price of $2,178,000 consisted of (a) 2,000,000 shares of our common stock issued at closing and valued at approximately $2,076,000, using a fair value per share of $1.038, and (b) assumptions of certain liabilities totaling $102,000. The purchase price was allocated to the individual assets acquired based on the relative fair value of the assets acquired and liabilities assumed. A summary of the total purchase consideration is as follows (in thousands):

Value of common stock issued	$2,076
Assumed liabilities	102

Total purchase consideration	$2,178

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

          Due to circumstances that occurred during the first quarter of fiscal 2005, we completed a test for impairment of goodwill in connection with the preparation of our interim financial statements that quarter. These circumstances include the loss of product revenues from a significant customer, the low level of liquidity noted in the going concern opinion issued late in the quarter on our fiscal 2004 consolidated financial statements and the low market price of our common stock following the end of the quarter. Based on this review, we determined that the carrying value of our goodwill was impaired and recorded an impairment charge related to goodwill of $19,984,000. The impairment charge was based on a projected discounted cash flow model using a discount rate commensurate with the risk inherent in our current business model.

          Inventories. We value inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case we may increase or decrease the provision required for excess and obsolete inventory in future periods. During the first quarter of fiscal 2006, we recorded a provision for inventory reserves totaling $111,000. Inventory reserves totaled $8,672,000 and $8,633,000 as of September 30, 2005 and July 1, 2005, respectively.

          Revenue Recognition. We recognize a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock our products. The reserve for future product returns was $811,000 and $557,000 as of September 30, 2005 and July 1, 2005, respectively. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured.

          Warranty Provision. We record a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $1,225,000 and $1,290,000 as of September 30, 2005 and July 1, 2005, respectively.

          Allowance for Doubtful Accounts. We estimate losses resulting from the inability of our customers to make payments for amounts billed. The collectibility of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $1,080,000 and $1,200,000 as of September 30, 2005 and July 1, 2005, respectively.

          Deferred Tax Assets. We have provided a full valuation reserve related to our deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. The valuation allowance related to our deferred tax assets was $60,586,000 and $59,803,000 as of September 30, 2005 and July 1, 2005, respectively.

          Stock Based compensation. Prior to July 2, 2005, we generally granted stock options to our employees at an exercise price equal to the fair value of the underlying shares of common stock at the date of grant and accounted for these stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized in our statement of operations for stock options issued with an exercise price equal to the market price of the underlying stock on the date of grant. However, we disclosed the pro forma compensation expense in the notes to our financial statements that would have been recognized based on the estimated fair value of stock options through the use of option pricing models. In determining the variables used in the option pricing model, we make several subjective estimates about the characteristics of the underlying stock and the expected timing of option exercise. Changes to these estimates could change the fair value disclosures in our financial statements.

          Effective July 2, 2005, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based compensation granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 for options and awards issued prior to July 2, 2005 and SFAS 123R for options and awards issued on or after that date. Our results of operations due to adopting SFAS 123R for periods prior to July 2, 2005 have not been restated.

Factors Affecting Future Results

          As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: the adequacy of our liquidity and capital resources for the next twelve months; the potential need to obtain credit or other financing or to renegotiate contractual obligations; the sale of our facility at 950 Explorer Boulevard in Huntsville, Alabama; satisfaction of future financial obligations, including the senior convertible notes, convertible promissory notes, and note payable on real estate; receipt and shipment of delayed orders from customers; growth of our market segments; improvement in gross margins; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; engineering consolidation plans; payment of lease obligations by our subtenants; and the impact of recently issued accounting pronouncements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. The risk factors described herein should be read in conjunction with the risk factors more fully discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

•

Continued Listing Requirements. Our common stock is currently traded on The Nasdaq National Market. Failure to meet the applicable quantitative and/or qualitative maintenance requirements of Nasdaq could result in our common stock being delisted from The Nasdaq National Market. For continued listing, The Nasdaq National Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share. Nasdaq may commence procedures to delist securities from The Nasdaq National Market which do not meet these continued listing requirements for a period of 30 consecutive trading days. Since October 12, 2005, our common stock has traded below the $1.00 minimum bid on occasion, but not for 30 consecutive trading days. If delisted from The Nasdaq National Market, our common stock may be eligible for trading on The Nasdaq SmallCap Market, the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, failure to meet the continue listing requirements of The Nasdaq National Market would require the payment of amounts due under the senior convertible notes in cash, and may cause a further decline in our stock price, reduced liquidity in the trading market for our common stock, and difficulty in obtaining future financing.

•

We may need to restructure our indebtedness or obtain additional financing. We anticipate that we will need to restructure our indebtedness, especially our convertible promissory notes due February 2006, or obtain additional financing. Because substantially all of our assets are encumbered and as a result of our financial condition, we believe we are unlikely to obtain any material amount of additional debt financing. Additional equity financing would be dilutive to stockholders. The conversion price of the senior convertible notes and the exercise price of the associated warrants are subject to broad-based anti-dilution adjustments in the event equity is issued at an effective price less than the then applicable conversion or exercise price. In addition, the holders of the senior convertible notes have certain rights to participate in future equity financings. As result of the foregoing, any equity financing, if possible, will be more difficult to complete and more dilutive. We cannot assure investors that we will successfully negotiate a restructuring of our indebtedness. If we are not successful in restructuring our indebtedness on a negotiated basis, we may need to consider other restructuring options.

•

Our Indebtedness and Debt Service Obligations May Adversely Affect Our Cash Flow. To the extend we are unable to satisfy our interest and installment payment obligations under our senior convertible notes by the payment of shares of common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations, we may have to restructure or limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to: (i) requiring the dedication of a substantial portion of the our expected cash flow from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, (ii) increasing our vulnerability to general adverse economic and industry conditions, (iii) limiting our ability to obtain additional financing, (v) limiting our flexibility to plan for, or react to, changes in its business and the industry in which it competes, and (vi) placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

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

•

If We Cannot Obtain The Required Stockholder Approval To Issue Common Stock in Satisfaction of Our Interest and Installment Obligations Under The Senior Convertible Notes, We Must Satisfy at Least 50% of These Obligations In Cash. After December 16, 2005, stockholder approval will be required for us to make certain interest and installment payments under the senior convertible notes with shares of common stock. In the event that stockholder approval is not obtained by this date, we will be required to make at least 50% of such interest and installment payments in cash. Any such payments could leave us with insufficient working capital for our business.

•

The Senior Convertible Notes Are Secured by Substantially All of Our Assets. The holders of our senior convertible notes received a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the notes, the holders would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the holders of our senior convertible notes would have a material adverse effect on our financial condition. In addition, we generally may not sell assets securing such notes without consent, other than the sale of inventory in the ordinary course of business.

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

•

Dependence on Legacy and Recently Introduced Products and New Product Development. Our future results of operations are dependent on market acceptance of existing and future applications for our existing products, products that we have acquired and new products in development. In prior fiscal years, the majority of sales were provided by our legacy products, primarily the AS2000 product line. The Miniplex product line acquired from Terayon Communication Systems, Inc. can also be classified as a legacy product. We experienced a significant decline of legacy sales in fiscal 2005 compared to fiscal 2004 and we expect sales to further decline in the future. While we believe we have positioned Verilink to offset the loss of legacy sales over the long-term, reduced legacy sales will impact our results of operations in the near-term, and sales of new products will often be at lower margins than legacy sales. Our future results of operations are dependent on market acceptance of existing and future applications for our existing products and new products in development.

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

•

Dependence on Key Personnel. Our future success will depend to a large extent on the continued contributions of our executive officers and key management, sales, marketing and technical personnel. In prior years, we implemented a temporary salary reduction program to conserve cash together with special equity incentive grants. Our current financial condition and salary reductions may make it more difficult to attract and retain key personnel.

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

•

Potential Volatility of Stock Price. The trading price of our Common Stock has been and may continue to be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, developments with respect to patents or proprietary rights, general conditions in the telecommunication network access and equipment industries, or other events or factors.

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

          We are subject to interest rate risks on the long-term debt secured by our property located at 950 Explorer Boulevard, Huntsville, Alabama. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the additional interest expense would not be material. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.

Item 4.	Controls and Procedures.

          (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) for the company. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective.

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

VERILINK CORPORATION

Date: November 14, 2005	By:	/s/ Timothy R. Anderson

Timothy R. Anderson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)