Form 10-Q
period 2005-12-30
VERILINK CORP
filed 2006-02-21
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The number of shares outstanding of the issuer’s common stock as of January 27, 2006 was 25,193,374.

INDEX
VERILINK CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended

	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Net sales:
Product	$8,608	$10,316	$17,019	$20,034
Service	2,161	2,950	4,718	5,516

Total net sales	10,769	13,266	21,737	25,550

Cost of sales:
Product	5,442	7,241	11,072	14,772
Service	951	1,277	2,108	2,241

Total cost of sales	6,393	8,518	13,180	17,013

Gross profit	4,376	4,748	8,557	8,537

Operating expenses:
Research and development	1,556	1,744	3,013	3,996
Selling, general and administrative	3,217	4,221	6,612	9,328
Amortization of acquired intangible assets	576	684	1,140	1,256
Impairment charge related to other intangible assets	1,985	—	1,985	—
Impairment charge related to goodwill	—	—	—	19,984
Restructuring charges	—	291	—	734

Total operating expenses	7,334	6,940	(12,750)	35,298

Loss from operations	(2,958)	(2,192)	(4,193)	(26,761)
Interest and other income, net	150	158	316	371
Interest expense	(786)	(125)	(1,488)	(240)

Loss before provision for income taxes	(3,594)	(2,159)	(5,365)	(26,630)
Benefit for income taxes	(10)	—	(10)	—

Net loss	$(3,584)	$(2,159)	$(5,355)	$(26,630)

Net loss per share – basic and diluted	$(0.14)	$(0.09)	$(0.22)	$(1.23)

Shares used in per share calculation – basic and diluted Basic	25,174	22,754	24,159	21,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share data)

	December 30, 2005	July 1, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,031	$3,504
Restricted cash	333	333
Accounts receivable, net	8,101	10,068
Inventories, net	8,243	5,256
Other current assets	371	744

Total current assets	18,079	19,905
Property held for lease, net	5,979	6,076
Property, plant and equipment, net	1,483	1,697
Goodwill, net	1,114	1,114
Other intangible assets, net	10,266	13,253
Other assets	300	283

	$37,221	$42,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,531	$8,727
Accounts payable	4,653	4,944
Accrued salaries and wages	1,554	1,804
Accrued liabilities	3,015	2,843
Deferred revenues	536	945
Warranty reserve	1,232	1,290
Accrued purchase consideration	—	239

Total current liabilities	23,521	20,792
Long-term debt and capital lease obligations, less current portion above	66	5,197
Other long term liabilities	326	567

Total liabilities	23,913	26,556

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.01 par value; 60,000 shares authorized; 25,175 and 23,085 shares outstanding	252	231
Additional paid-in capital	90,687	87,812
Accumulated other comprehensive loss	(57)	(52)
Accumulated deficit	(77,574)	(72,219)

Total stockholders’ equity	13,308	15,772

	$37,221	$42,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERILINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended

	December 30, 2005	December 31, 2004

Cash flows from operating activities:
Net loss	$(5,355)	$(26,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,737	1,939
Stock based compensation	739	—
(Gain) loss on retirement of property, plant and equipment	(59)	1
Impairment charge related to other intangible assets	1,985	—
Impairment charge related to goodwill	—	19,984
Amortization of deferred compensation	—	287
Forgiveness of convertible notes	—	(113)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,967	1,902
Inventories, net	(1,051)	1,209
Other assets	279	1,271
Accounts payable	(291)	(3,375)
Accrued expenses	(540)	(2,245)
Other non-current liabilities	(241)	(141)

Net cash provided by (used in) operating activities	170	(5,911)

Cash flows from investing activities:
Purchases of property, plant and equipment	(169)	(217)
Cash received from disposal of property, plant and equipment	29	—
Payments related to product line acquisitions	(239)	(481)
Cash acquired in acquisition of Larscom Incorporated, net of transaction costs	—	3,992

Net cash provided by (used in) investing activities	(379)	3,294

Cash flows from financing activities:
Repayment of bank borrowings and long term debt	(2,235)	(263)
Borrowings from bank under line of credit	—	1,454
Repurchase of common stock	(36)	(127)
Proceeds from issuance of common stock	12	71

Net cash provided by (used in) financing activities	(2,259)	1,135

Change in other comprehensive loss	(5)	(5)

Net decrease in cash and cash equivalents	(2,473)	(1,487)
Cash and cash equivalents at beginning of period	3,504	3,448

Cash and cash equivalents at end of period	$1,031	$1,961

Supplemental disclosures:
Non-cash investing activities:
Acquisition of ArcaDACS/Sechtor product lines for stock	$2,076	$—
Acquisition of Larscom Incorporated for stock	$—	$26,559
Purchase of property, plant and equipment through capital lease obligations	$—	$138

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

          We incurred losses from operations in the current year-to-date period and the last two fiscal years, and as of December 30, 2005, our current liabilities exceeded our current assets by $5,442,000. We have significant contractual obligations over the next three months and extremely limited sources of liquidity. As a result of our failure to maintain the targeted working capital amount required under the senior secured convertible notes as of December 30, 2005, the note holders have exercised their rights to require us to make $2,614,000 of additional installment payment in early March 2006 as more fully described in Note 9 – Long-term Debt. These factors raise substantial doubt about our ability to continue as a going concern. Management instituted a cost reduction program during the first half of fiscal 2006 that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. Management believes these factors will contribute toward achieving positive cash flow from operations. On January 11, 2006, we completed the sale of the facility at 950 Explorer Boulevard in Huntsville, Alabama (the “Property”) and used 50% of the net proceeds from the sale of this Property to reduce the outstanding principal amount of the senior secured convertible notes, with the remainder of the net proceeds available to fund operations subject to restrictions on the use of proceeds to pay indebtedness. We amended the convertible promissory notes due February 2006 to extend the maturity date of these notes to beginning payments after the senior secured convertible notes have been paid in full or February 2009, whichever occurs earlier.

          While these steps are designed to improve our cash flow from operations, we do not have sufficient cash or other sources of liquidity to make the $2,614,000 of additional installment payments that the holders of the senior secured convertible notes have demanded in early March 2006, and our ability to make subsequent installment payments will be substantially dependent on operating performance and timing of customer payments. Accordingly, we have been in discussions with the largest holder of such notes regarding proposed amendment terms. We anticipate that, if we are able to obtain amended terms, we would be required to provide other equity rights to the holders, which would dilute the interests of existing stockholders. Although we are seeking to restructure these notes on a negotiated basis, we cannot assure investors that such negotiations will be successful. If we are not successful in restructuring or refinancing our indebtedness on a negotiated basis, we may pursue other restructuring options.

Note 2 – Comprehensive Income (Loss)

          We record gains or losses on our foreign currency translation adjustments and present it as accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. Comprehensive loss for the three months ended December 30, 2005 and December 31, 2004 totaled $3,586,000 and $2,159,000, respectively. Comprehensive loss for the three months ended December 30, 2005 consists of $3,584,000 of net loss and $2,000 of foreign currency translation adjustments, and the comprehensive loss for the three months ended December 31, 2004 consists of $2,159,000 of net loss. Comprehensive loss for the six months ended December 30, 2005 and December 31, 2004 totaled $5,360,000 and $26,635,000, respectively. Comprehensive loss for the six months ended December 30, 2005 consists of $5,355,000 of net loss and $5,000 of foreign currency translation adjustments. Comprehensive loss for the six months ended December 31, 2004 consists of $26,630,000 of net loss and $5,000 of foreign currency translation adjustments. As of December 31, 2005 and July 1, 2005, total accumulated other comprehensive loss was $57,000 and $52,000, respectively.

Note 3 – Earnings (Loss) Per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted earnings (loss) per share, the average price of our common stock for the period is used in determining the number of shares assumed to be purchased from exercise of stock options and warrants. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and six months ended December 30, 2005 and December 31, 2004 (in thousands, except per share amounts):

	Three months ended		Six months ended

	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Net loss	$(3,584)	$(2,159)	$(5,355)	$(26,630)

Weighted average shares outstanding:
Basic	25,174	22,754	24,159	21,681
Effect of potential common stock from the exercise of stock options and warrants	—	—	—	—

Diluted	25,174	22,754	24,159	21,681

Basic loss per share	$(0.14)	$(0.09)	$(0.22)	$(1.23)

Diluted loss per share	$(0.14)	$(0.09)	$(0.22)	$(1.23)

Weighted average option shares and warrants excluded from computation of diluted loss per share because their effect is anti-dilutive	5,828	6,310	5,941	5,773

          Potential common shares from conversion of convertible notes as of December 30, 2005 totaling 3,198,755 shares were not included in the computation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

Note 4 – Inventories

          Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventories consist of the following (in thousands):

	December 30, 2005	July 1, 2005

Inventories:
Raw materials	$12,277	$8,792
Work in process	166	93
Finished goods	5,582	4,418
Miniplex inventory purchase commitment	329	586

	18,354	13,889
Less: inventory reserves	(10,111)	(8,633)

Inventories, net	$8,243	$5,256

Note 5 – Acquisition of ArcaDACS/Sechtor Product Line

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

          The acquisition was funded through the issuance of common stock. As required by the purchase agreement, we filed a registration statement related to the stock issued in this transaction on November 30, 2005, which became effective as of December 19,2005.

Note 6 – Other Intangible Assets

          Acquired other intangible assets subject to amortization are as follows (in thousands):

	December 30, 2005		July 1, 2005

	Gross Carrying Costs	Accumulated Amortization	Gross Carrying Costs	Accumulated Amortization

Customer relations	$11,834	$3,750	$11,834	$3,158
Developed technology	4,515	2,754	6,362	2,242
Trademarks	917	496	917	460

	$17,266	$7,000	$19,113	$5,860

          The estimated annual amortization for other intangibles for the current fiscal year, the next four fiscal years and thereafter is (in thousands):

Fiscal years ending June:

2006	$2,076
2007	$1,796
2008	$1,575
2009	$1,182
2010	$1,032
Thereafter	$3,745

          In the quarter ended December 30, 2005, we recognized $1,985,000 in impairment loss on certain identified intangible assets (existing technology) acquired in connection with the Larscom acquisition.  Projected sales of some of the acquired products have been lower than expected.  As a result, projected future cash flows related to the existing technology intangible assets were determined to be less than the carrying values.  The revised carrying values of these intangible assets were calculated using discounted estimated future cash flows.

Note 7 – Warranty Liability

          We record a warranty provision at the time of each sale. We generally warrant our products from one to five years based on the product line. A reconciliation of the changes in warranty liability for the six months ended December 30, 2005 and December 31, 2005 is (in thousands):

	Six Months Ended

	December 30, 2005	December 31, 2004

Balance as of beginning of period	$1,290	$1,192
Additions:
Additions from acquisition	—	1,019
Additions charged to income	55	166
Less deductions from the reserves	(113)	(259)

Balance as of end of period	$1,232	$2,118

Note 8 – Restructuring Charges

          In connection with our acquisition of Larscom Incorporated (“Larscom”) on July 28, 2004, we assumed certain restructuring accruals recorded as restructuring charges by Larscom in periods prior to the acquisition date, which included, among others, a real estate lease related to the closure of the Larscom facility in Durham, North Carolina in 2001. Larscom closed this facility, but remained financially responsible for the existing lease and recorded the remaining lease payments as a restructuring charge. Larscom entered into a sublease agreement for the entire 27,000 square foot facility with Silicon Wireless Corporation (a start-up company) that had a commencement date of February 15, 2002. Due to the uncertainty of the receipt of income under the sublease, restructuring expenses are reduced as the sublease income is received. As of July 1, 2005, the balance in the restructuring accrual totaled $776,000. We made monthly payments during the six months ended December 30, 2005 totaling $210,000 which reduced the accrual. No sublease payments were received during the six months ended December 30, 2005 as Silicon Wireless Corporation works to seek additional sources of financing. We expect the remaining lease obligation will be paid out by January 2007. No additional restructuring costs are expected to be incurred related to this lease.

          The following table provides details of the activity and remaining balances for restructuring charges as of December 30, 2005 (in thousands):

	Total Charges	Real Estate and Other Costs	Employee Termination Costs

Balance as of July 1, 2005	$776	$775	$1
Restructuring charges in the year-to-date period	—	—	—
Payments made in cash	(210)	(209)	(1)

Balance as of December 30, 2005	$566	$566	$—

Note 9 – Long-term Debt

          Long-term debt and capital lease obligations consist of the following (in thousands):

	December 30, 2005	July 1, 2005

Senior secured convertible notes, 6% coupon rate, payable in $1,000 quarterly payments beginning July 2005 (or sooner under certain circumstances), net of unamortized discount of $1,516 and $2,424, respectively	$6,484	$7,576
Note payable on real estate	3,115	3,319
Convertible promissory notes	2,880	2,880
Capital lease obligations	118	149

	12,597	13,924
Less: Current portion of long-term debt and lease obligations	(12,531)	(8,727)

Long-term debt	$66	$5,197

Senior secured convertible notes

          In March 2005, we entered into a securities purchase agreement (the “Agreement”) for the private placement of up to $15,000,000 of senior secured convertible notes to six institutional investors. On October 31, 2005, we entered into amendment agreements (“Amendments”) with each of the holders of the senior secured convertible notes, which modified certain terms of the Agreement, senior secured convertible notes, and warrants. We issued an initial $10,000,000 of senior secured convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior secured convertible notes is subject to broad-based anti-dilution provisions in connection with certain future issuances of our securities as well as for adjustments for stock splits and the like. We recorded initial discounts of (i) $1,870,000 from the allocation of the proceeds to the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and (ii) $1,077,000 related to debt issuance costs. We recorded additional loan costs of $105,000 in the three months ended December 30, 2005 for the increase in the fair value of warrants due to the reduction in the exercise price of these warrants made in connection with the Amendments. As of December 30, 2005, a total of $8,000,000 in face value of senior secured convertible notes was outstanding. These senior secured convertible notes are recorded in the condensed consolidated balance sheet at December 30, 2005, at the discounted amount of $6,484,000. We are recording the difference between the face value and discounted amount as additional interest expense over the estimated life, as adjusted due to the Amendments, of the senior secured convertible notes. Warrants to purchase shares of our common stock issued in connection with this transaction are described in Note 12 – Stock Warrants. Substantially all of our assets are pledged as collateral for amounts outstanding under the senior secured convertible notes.

          The senior secured convertible notes bear interest at a rate of six percent per annum and are repayable in arrears in ten quarterly installments beginning July 2005, or earlier upon the occurrence of certain events. Payment of both principal and interest may be made in either cash or by the delivery of shares of common stock at a price equal to the lower of (i) the conversion price of $3.01 or (ii) 90% of the weighted average sale price of our common stock for the fifteen consecutive trading days ending on the fourth trading day immediately preceding the applicable interest or installment payment date. Such issuance of common stock will not result in anti-dilution adjustments to the conversion price of the senior secured convertible notes. In addition to regularly scheduled installment payments, if, as of the end of each fiscal quarter during the period in which the senior secured convertible notes are outstanding, we fail to maintain certain targeted working capital requirements, as defined in the notes, as amended, the holders of the senior secured convertible notes may require us to make an additional installment payment under the senior secured convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior secured convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior secured convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior secured convertible notes. At December 30, 2005, we failed to maintain the required targeted working capital. Beginning January 31, 2006, we received notices from all the note holders exercising their rights to require us to make $2,614,000 of additional installment payments in early March 2006. We are in negotiations with the note holders to amend certain terms of the notes, including, among other things, a reduction in the targeted working capital requirement, elimination of the March special installment payment requirement, reduction of future quarterly installment payments, reduction in the conversion price, increase in the coupon interest rate, prepayment terms and the issuance of additional warrants. Although we are seeking to restructure these notes on a negotiated basis, we cannot assure investors that such negotiations will be successful.

          The Amendments also provided that 50% of the net proceeds (after satisfaction of the first mortgage, commissions, closing costs and escrows for repairs) from a sale of the Property must be paid to the holders to reduce the outstanding principal amount of the notes. On January 11, 2006, we paid $1,694,000 to the note holders as their share of the net proceeds from the sale of the Property. See Note 14 – Subsequent Events. The Amendments modify the restricted payment provisions of the notes to prohibit us from making principal payments on other indebtedness without the approval of the holders of the notes subject to limited exceptions, and revise the cross-default provision of the notes.

Note Payable on Real Estate

          In connection with our June 2000 acquisition of the Property, we entered into a loan agreement with Regions Bank to borrow up to $6,000,000 to finance the purchase of such Property and to make improvements thereon. In December 2000, we entered into a second agreement with Regions Bank to borrow an additional $500,000 to finance further improvements to the facility. The land and building are provided as collateral for amounts outstanding under these agreements. In June 2004, the outstanding balances under the two loan agreements were combined under one note, which requires a monthly payment of $50,000. The interest is at a rate of 225 basis points over the 30 day London inter-bank offered rate, which was 6.32% at December 1, 2005. As of December 30, 2005, the amount outstanding under this note totaled $3,115,000. This note was paid in full on January 11, 2006 in connection with the sale of the Property.

Convertible Promissory Notes

          We issued two convertible promissory notes in February 2004 totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and were originally scheduled to mature in February 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. Under the terms of the $10,000,000 convertible promissory note, the note was reduced by $350,000 for payment of retention bonuses in February 2005 to certain XEL employees pursuant to retention agreements between us and the employees. As the retention bonuses were accrued and charged to compensation expense, the carrying value of the convertible promissory note was reduced and other income from the loan reduction was recorded, which totaled $25,000 and $113,000 in the three months and six months ended December 31, 2004 respectively. Subsequent to the end of the quarter, these notes were amended to extend their maturity, among other things. See Note 14 – Subsequent Events.

Capital Lease Obligations

          Long-term debt at December 30, 2005 also includes three capital lease obligations totaling $118,000, which currently require monthly payments totaling $6,309, including interest at rates ranging from 10% to 13.6%. These leases terminate on various dates between March 2006 and February 2010.

          Long-term debt and capital lease obligations are payable as follows (in thousands):

Fiscal year ending,

2006	$11,048
2007	1,509
2008	21
2009	11
2010	8

Total	$12,597

Note 10 – Stock Based Compensation

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

          The adoption of SFAS No. 123R resulted in compensation expense related to stock incentive awards of $249,000 and $641,000 in the three months and six months ended December 30, 2005, respectively, which includes the net cumulative impact of 22% estimated future forfeitures in the determination of the period expense, rather than recording forfeitures when they occur as previously permitted. Additionally, stock awards issued in payment of severance pay totaling $4,000 and $102,000 was charged to expense in the three months and six months ended December 30, 2005, respectively.

          At December 30, 2005, the total compensation cost related to unvested stock-based awards granted to employees under our stock incentive plans but not yet recognized was approximately $1,355,000, net of estimated forfeitures of $1,483,000. This cost will be amortized on an accelerated method basis over a period of approximately 3 years and will be adjusted for subsequent changes in estimated forfeitures.

Effect of Adoption of SFAS No. 123R

          The application of SFAS No. 123R had the following effect for the three months and six months ended December 30, 2005 on the amounts reported relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

for the three months ended December 30, 2005:	Using Intrinsic Value Method	SFAS 123R Adjustments	As Reported

Loss from operations	$(2,709)	$(249)	$(2,958)
Loss before income taxes	(3,345)	(249)	(3,594)
Net loss	(3,335)	(249)	(3,584)
Loss per share:
Basic	(0.13)	(0.01)	(0.22)
Diluted	(0.13)	(0.01)	(0.22)

for the six months ended December 30, 2005:	Using Intrinsic Value Method	SFAS 123R Adjustments	As Reported

Loss from operations	$(3,552)	$(641)	$(4,193)
Loss before income taxes	(4,724)	(641)	(5,365)
Net loss	(4,714)	(641)	(5,355)
Loss per share:
Basic	(0.19)	(0.03)	(0.22)
Diluted	(0.19)	(0.03)	(0.22)

          The weighted average estimated fair value of options granted was $0.50 and $1.70 per share in the six months ended December 30, 2005 and December 31, 2004, respectively. Our calculations were made using the Black-Scholes option-pricing model. The fair value of our stock-based awards to employees was estimated assuming the following weighted-average assumptions for the six months ended December 30, 2005 and December 31, 2004, as follows:

	Six months ended

	December 30, 2005	December 31, 2004

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	106%	140%
Risk free interest rate	4.38%	3.00%
Expected life (years)	2.89	3.04

          For fiscal year 2006 and 2005, we used our historical volatility as our basis to estimate expected volatility. In light of recent accounting guidance related to stock options, we will continue to reevaluate the volatility assumptions used to estimate the value of employee stock options granted in future periods.

Stock Option Plans

          We have stock incentive plans under which employees and consultants may be granted non-qualified and incentive options to purchase shares of our common stock. Stock awards, stock appreciation rights and other stock incentives may also be granted under these plans; however, no stock appreciation rights or other stock incentives have been granted to date. Stock options are generally granted at the fair market value of our common stock on the date of grant and expire no later than ten years from the date of grant. Stock options generally vest over four years. During fiscal 2005, certain stock options with a five year term that vested monthly over one year were granted to employees in connection a salary reduction program. We also grant restricted stock units, which generally vest over two years.

          For the six-months ended December 30, 2005, we granted options to purchase 957,750 shares of our common stock, restricted stock units for 157,840 shares, and stock awards for 115,737 shares in payment of severance pay. Stock awards outstanding as of December 30, 2005 total 154,923. We received $13,000 from the exercise of stock options during the six months ended December 30, 2005.

		Options Outstanding
	Shares Available for Grant
		Number of Shares	Weighted Average Exercise Price

Balance at July 1, 2005	1,670,698	5,603,254	$2.98
Plan shares expired	(566,495)	—	—
Granted	(957,750)	957,750	0.79
Restricted stock units	(157,840)	—	—
Stock awards	(115,737)	—	—
Exercised	—	(36,868)	0.36
Canceled	868,410	(868,410)	6.22

Balance at December 30, 2005	741,286	5,655,726	$2.13

          The following table summarizes information concerning outstanding and exercisable stock options as of December 30, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$0.22 — $0.75	998,605	5.95	$0.61	968,008	$0.62
$0.76 — $1.00	1,020,500	9.71	0.80	725,281	0.81
$1.01 — $1.19	959,189	6.10	1.17	755,603	1.16
$1.20 — $2.94	827,437	6.21	2.33	649,384	2.24
$2.95 — $3.51	998,990	8.49	3.17	846,072	3.16
$3.52 — $146.74	851,005	7.03	5.17	441,925	6.07

$0.22 — $146.74	5,655,726	7.30	$2.13	4,386,273	$2.02

          The aggregate intrinsic value for the options outstanding and exercisable that were in-the-money as of December 30, 2005, was as follows:

Options	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 30, 2005	1,957,855	7.91	$0.70	$312,709
Exercisable at December 30, 2005	948,942	7.91	$0.69	$280,384

For three months and six months ended December 31, 2004:

          Stock-based compensation for the three months and six months ended December 31, 2004 was determined using the intrinsic value method. The following table provides supplemental information for the three months and six months ended December 31, 2004 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share data):

	Three months ended December 31, 2004	Six months ended December 31, 2004

Net loss, as reported	$(2,159)	$(26,630)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects and valuation allowance	30	273
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects and valuation allowance	(748)	(1,387)

Pro forma net loss	$(2,877)	$(27,744)

Loss per share:
Basic and diluted – as reported	$(0.09)	$(1.23)

Basic and diluted – pro forma	$(0.13)	$(1.28)

          In connection with the acquisition of XEL Communications, Inc. on February 5, 2004, we issued 187,826 shares of restricted common stock to certain employees of XEL and recorded deferred compensation of $1,000,000. On February 17, 2005, we accelerated the vesting of the restricted stock awards outstanding as of that date and the remaining deferred compensation was charged to expense. Total compensation expense related to these restricted shares totaled $36,000 and $269,000 for the three months and six months ended December 31, 2004.

Note 11 – Common Stock

          During the six months ended December 30, 2005, we recorded 33,468 shares received as treasury stock with a value of $37,000 related to shares withheld in payment of required tax withholdings on stock awards that vested during this period. The employees elected to reduce the shares received in payment of the required tax withholdings, which we remitted to the taxing authorities. The shares received have been retired.

Note 12 – Warrants

          On March 21, 2005, we issued warrants in connection with the issuance of the $10,000,000 senior secured convertible notes to purchase up to 830,563 shares of our common at a price per share of $3.41, which was reduced to $0.93 per share pursuant to the Amendments as described in Note 9 – Long-term Debt. The increase in the fair value of these warrants due to the change in terms of approximately $105,000 will be charged to expense in future periods. These warrants have a term of five years and became exercisable beginning September 21, 2005. As of December 30, 2005 and July 1, 2005, these warrants are classified in the equity section of our condensed consolidated balance sheet.

Note 13 – Commitments and Contingences

          We lease various sales offices, warehouse space and equipment under operating leases that expire on various dates from November 2005 through May 2010. Rent expense under all non-cancelable operating leases totaled $207,000 and $267,000 for the three months ended December 30, 2005 and December 31, 2004, respectively. Rent expense under all non-cancelable operating leases totaled $458,000 and $498,000 for the six months ended December 30, 2005 and December 31, 2004, respectively. Future minimum lease payments under all non-cancelable operating leases as of December 30, 2005 are as follows (in thousands):

Fiscal year,	Operating Leases

2006 (January – June)	$557
2007	792
2008	639
2009	162
2010	93

Total minimum lease payments	$2,243

          As of December 30, 2005, we had approximately $3,048,000 of non-cancelable purchase commitments outstanding for inventory and inventory components.

          We are not currently involved in any legal proceedings expected to have a material adverse effect on our financial conditions or results of operations. From time to time, however, we may be subject to claims and lawsuits arising in the normal course of business.

Note 14 – Subsequent Events

          On January 11, 2006, we closed the sale of the Property located in Huntsville, Alabama for a gross sales price of $8,200,000. After payment of the mortgage, commissions, closing costs, a $1,200,000 HVAC credit and other closing adjustments, the net proceeds from the transaction were approximately $3,388,000. In connection with this transaction, the first mortgage on the Property totaling $3,115,000 was paid in full and 50% of the net proceeds from the sale of the Property, or $1,694,000, was paid to the senior secured convertible note holders.

          On February 3, 2006, we committed to a consolidation plan to reduce our overall cost structure. As part of this plan, we are in the process of closing our facility in Newark, California and will transfer certain marketing, administrative and engineering activities conducted at the Newark facility to our other facilities. The plan is expected to result in a reduction in our workforce by approximately 17% with total charges of approximately $2,000,000 to be taken in our third quarter of fiscal 2006, including approximately $700,000 for one-time termination benefits for departing personnel, $1,100,000 for contract termination costs, and other associated costs of $200,000 based on the guidance provided in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The one-time termination benefits and other associated costs are expected to be incurred in the three months ended March 31, 2006, of which approximately $400,000 is expected to be cash expenditures. The contract termination costs represent the fair value of the remaining lease payments for the Newark facility as of March 31, 2006, the projected cease-use date.

          As of February 6, 2006, the holders of the convertible promissory notes due February 2006 agreed to amendments to such notes that, among other things, extend the maturity date of these notes to one year after the payment of the senior secured convertible notes or February 2009, whichever occurs earlier.

Note 15 – Recently Issued Accounting Pronouncements

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

          In the six months ended December 30, 2005, we continued to focus on returning to profitability through cost reduction initiatives and expansion of our customer base. We continued the development and marketing of our NetPath™ 2000 wireless access product and our 8000 Series VoIP capable product. We also completed the acquisition of the ArcaDACS/Sechtor product line effective as of October 1, 2005. In addition, we remained focused on our goals to return to profitability and turn our assets into cash. We reduced our operating losses and improved gross margins, and reduced expenses throughout our organization. We also worked on cost reductions for our high volume products as well as consolidating our contract manufacturing to a single supplier and all of our final assembly and test to our Madison, Alabama facility. These consolidations were substantially completed in our fiscal second quarter. The ArcaDACS/Sechtor acquisition brings in inventory of approximately $1,900,000 which we believe will be sold over the next twelve to eighteen months. Also, after the end of the quarter, we closed the sale of our property located at 950 Explorer Boulevard in Huntsville, Alabama (the “Property”).

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

          We incurred losses from operations in the current year-to-date period and the last two fiscal years, and as of December 30, 2005, our current liabilities exceeded our current assets by $5,442,000. We have significant contractual obligations over the next three months and extremely limited sources of liquidity. As a result of our failure to maintain the targeted working capital amount required under the senior secured convertible notes as of December 30, 2005, the note holders have exercised their rights to require us to make $2,614,000 of additional installment payment in early March 2006 as more fully described in Note 9 – Long-term Debt. These factors raise substantial doubt about our ability to continue as a going concern. Management instituted a cost reduction program during the first half of fiscal 2006 that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. Management believes these factors will contribute toward achieving positive cash flow from operations. On January 11, 2006, we completed the sale of the facility at 950 Explorer Boulevard in Huntsville, Alabama (the “Property”) and used 50% of the net proceeds from the sale of this Property to reduce the outstanding principal amount of the senior secured convertible notes, with the remainder of the net proceeds available to fund operations subject to restrictions on the use of proceeds to pay indebtedness. We amended the convertible promissory notes due February 2006 to extend the maturity date of these notes to beginning payments after the senior secured convertible notes have been paid in full or February 2009, whichever occurs earlier.

          While these steps are designed to improve our cash flow from operations, we do not have sufficient cash or other sources of liquidity to make the $2,614,000 of additional installment payments that the holders of the senior secured convertible notes have demanded in early March 2006, and our ability to make subsequent installment payments will be substantially dependent on operating performance and timing of customer payments. Accordingly, we have been in discussions with the largest holder of such notes regarding proposed amendment terms, including, among other things, a reduction in the targeted working capital requirement, elimination of the March special installment payment requirement, reduction of future quarterly installment payments, reduction in the conversion price, increase in the coupon interest rate, prepayment terms and the issuance of additional warrants. The issuance of equity or equity rights to the note holders as a result of this amendment would have a dilutive impact on stockholders. Although we are seeking to restructure these notes on a negotiated basis, we cannot assure investors that such negotiations will be successful. If we are not successful in restructuring or refinancing our indebtedness on a negotiated basis, we may pursue other restructuring options.

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

	Three months ended		Six months ended

	December 30, 2005	December 31, 2004	December 30, 2005	December 31, 2004

Net sales:
Product	79.9%	77.8%	78.3%	78.4%
Service	20.1	22.2	21.7	21.6

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Product	50.6	54.6	50.9	57.8
Service	8.8	9.6	9.7	8.8

Total cost of sales	59.4	64.2	60.6	66.6

Gross profit	40.6	35.8	39.4	33.4

Operating expenses:
Research and development	14.4	13.1	13.9	15.6
Selling, general and administrative	29.9	31.8	30.4	36.5
Amortization of acquired intangible assets	5.3	5.2	5.3	4.9
Impairment charge related to other intangible assets	18.5	—	9.1	—
Impairment charge related to goodwill	—	—	—	78.2
Restructuring charges	—	2.2	—	2.9

Total operating expenses	68.1	52.3	58.7	138.1

Loss from operations	(27.5)	(16.5)	(19.3)	(104.7)
Interest and other income, net	1.4	1.2	1.5	1.4
Interest expense	(7.3)	(1.0)	(6.8)	(0.9)

Loss before provision for income taxes	(33.4)	(16.3)	(24.6)	(104.2)
Provision for income taxes	(0.1)	—	—	—

Net loss	(33.3)%	(16.3)%	(24.6)%	(104.2)%

          Sales. Net sales for the three months ended December 30, 2005 decreased 19% to $10,769,000 from $13,266,000 in the comparable period of the prior fiscal year. Net sales for the six months ended December 30, 2005 decreased 15% to $21,737,000 from $25,550,000 in the comparable period of the prior fiscal year. These decreases are attributable to declines in sales to both carrier/carrier access and enterprise customers. Net sales of carrier/carrier access products and services decreased 14% to $5,502,000 in the three months ended December 30, 2005 from $6,361,000 in the comparable prior year period. Net sales of carrier/carrier access products and services decreased 13% to $10,875,000 in the six months ended December 30, 2005 from $12,453,000 in the comparable prior year period. These net decreases were primarily due to a decline in sales to our largest customer as a result of delays in orders arising from budgetary issues and decreases in contractual prices for certain products. Net sales of enterprise access products and services in the three months ended December 30, 2005 decreased 24% to $5,267,000 from $6,905,000 in the comparable period in the prior fiscal year. Net sales of enterprise access products and services in the six months ended December 30, 2005 decreased 17% to $10,862,000 from $13,097,000 in the comparable period in the prior fiscal year.  These decreases are a result of our decision to forego low margin sales and by eliminating certain low profit legacy products, a decline on our professional services revenues, and a decrease in sales of our 6000/8000 Series IADS. Service net sales for the three months ended December 30, 2005 decreased by $789,000 to $2,161,000 from $2,950,000 for the three months ended December 31, 2004. Service net sales for the six months ended December 30, 2005 decreased by $798,000 to $4,718,000 from $5,516,000 for the six months ended December 31, 2004.

          Our business continues to be characterized by a concentration of sales to a limited number of key customers. Net sales to our top five customers increased 1% in the three months ended December 30, 2005 to $8,646,000 from $8,579,000 in the comparable prior year period, and increased 5% in the six months ended December 30, 2005 to $16,712,000 from $15,969,000 in the comparable prior year period. Net sales to all other customers decreased by 55% and 48% in the three months and six months ended December 30, 2005, respectively, from the comparable prior year period. Our top five customers did not remain the same over these periods. Sales to Verizon (excluding MCI) and Interlink Communications, Inc. accounted for 40% and 12% of net sales in the six months ended December 30, 2005. In the comparable prior year period, sales to Verizon accounted for 43% of net sales. No other customer accounted for more than 10% of net sales in these two periods.

          Mergers among certain of our customers, including the Verizon/MCI and SBC/AT&T mergers, may impact sales in future periods as these customers complete internal review of programs and their integration plans. Shipments to these customers during the month of January 2006 were significantly lower than sales to them in the month of October 2005. If this trend continues during our third fiscal quarter, revenues for the three months ending March 31, 2006 are expected to be lower than revenues for the three months ended December 30, 2005.

          Gross Profit. Gross profit margin increased to 40.6% of net sales for the three months ended December 30, 2005 as compared to 35.8% for the three months ended December 31, 2004. This increase is attributable to a number of factors, including the change in product and services sales mix between the periods, impact of programs to reduce product costs, lower manufacturing overhead as a result of consolidation efforts, and higher margins on ArcaDACS product sales following our acquisition of this product family on October 1, 2005. Manufacturing overhead in the three months ended December 30, 2005 decreased by 18% to $1,228,000 as compared to the comparable prior year period. Gross margin related to service net sales of 56.4% for the three months ended December 30, 2005 remained flat compared to gross margin of 56.7% for the three months ended December 31, 2004. Gross profit increased to 39.4% of net sales for the six months ended December 30, 2005 as compared to 33.4% for the six months ended December 31, 2004. This increase is also attributable to a number of factors, including the change in product and services sales mix between the periods, impact of programs to reduce product costs, higher margins on ArcaDACS product sales following our acquisition of this product family on October 1, 2005, lower manufacturing overhead as a result of consolidation efforts, and a decrease in the provision for inventory reserves. Manufacturing overhead in the six months ended December 30, 2005 decreased by 23% to $2,309,000 as compared to the comparable prior year period. The provision for inventory reserves decreased by $541,000 in the six months ended December 30, 2005 as compared to the same period last year. We adopted SFAS No. 123R, Share Based Payment, effective as of July 2, 2005. Stock based compensation totaling $38,000 and $109,000 was included in cost of sales for the three months and six months ended December 30, 2005, respectively. We substantially completed our consolidation of our manufacturing operations into our Madison, Alabama facility during the three months ended December 30, 2005. While consolidation of manufacturing is expected to lower our overhead expenses when completed, we have a contractual obligation to reduce pricing on certain products to a major customer beginning in January 2006, which will initially reduce the margins on these products. We are working on cost reductions for this product in order to negate some of the impact of the price reduction.

          Research and Development. Research and development expenses for the three months ended December 30, 2005 decreased 11% to $1,556,000 from $1,744,000 for the same period in the prior year, but increased as a percentage of sales from 13.1% to 14.4%. Research and development expenses for the six months ended December 30, 2005 decreased 25% to $3,013,000 from $3,996,000 for the same period in the prior year, and decreased as a percentage of sales from 15.6% to 13.9%. The decrease in spending for the three months and six months ended December 30, 2005 compared to the same periods in the prior fiscal year are a result of our efforts to match spending plans with anticipated revenue and the reduction in staff from the consolidation of engineering in the Santa Barbara, California and Aurora, Colorado offices into our offices in Madison, Alabama and Newark, California, which was completed in December 2004. Stock based compensation totaling $37,000 and $92,000 were included in research and development expenses for the three months and six months ended December 30, 2005, respectively. In February 2006, we announced plans to close our Newark facility, including a consolidation of engineering activities to other of our facilities. With the reduction in headcount, we expect research and development expenses for the three months ending March 31, 2006 to be significantly less than the $1,556,000 spent for the three months ended December 30, 2005. We will continue to monitor the level of our investment in research and development activities and adjust quarterly spending levels, upward or downward, based upon anticipated sales volume.

          Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 30, 2005 decreased 24% to $3,217,000 from $4,221,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 31.8% to 29.9%. Selling, general and administrative expenses for the six months ended December 30, 2005 decreased 29% to $6,612,000 from $9,328,000 in the comparable period in the prior fiscal year and decreased as a percentage of sales from 36.5% to 30.4%. These decreases over the same periods in the prior year are primarily due to decreased headcount and related expenses primarily attributable to the consolidation of certain administrative functions into our Madison, Alabama facility. In addition to the decrease in spending associated with headcount, discretionary spending in many areas, including outside services, expense for customer demonstration units, and tradeshows are below prior year levels due to cost containment programs we implemented this fiscal year. Stock based compensation totaling $174,000 and $440,000 was included in SG&A expenses for the three months and six months ended December 30, 2005. Amortization of deferred compensation totaled zero in the three and six months ended December 30, 2005 compared to $13,000 and $134,000 for the three months and six months ended December 31, 2004. SG&A expenses for the six months ended December 31, 2004 includes a total of $476,000 related to charges associated with acquisitions, consisting of compensation charges for retention bonuses and restricted stock awards, and other direct acquisition related expenses.

          Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets for the three months and six months ended December 30, 2005 totaled $576,000 and $1,140,000, respectively, as compared to $684,000 and $1,256,000 for the comparable periods of the prior fiscal year.

          Impairment Charge Related to Other Intangible Assets. During the three months ended December 30, 2005, we recognized $1,985,000 in impairment losses on certain identified intangible assets (existing technology) acquired in connection with the Larscom acquisition.  See Note 6 — Other Intangible Assets in the Notes to Condensed Consolidated Financial Statements.

          Impairment Charge Related to Goodwill. During the three months ended October 1, 2004, we completed an interim test for the impairment of goodwill and determined that the carrying value was impaired. Therefore, an impairment charge related to goodwill totaling $19,984,000 was recorded in the three months ended October 1, 2004.

          Restructuring Charges. During the three months ended October 1, 2004, we announced plans to consolidate our engineering functions into two locations and to consolidate certain Larscom manufacturing and administrative functions in Newark, California to our Madison, Alabama facility. We recorded net charges related to restructuring activities for the three months and six months ended December 31, 2004 totaling $291,000 and $734,000, respectively. These restructuring activities were substantially completed during the quarter ended December 31, 2004. As described in Note 14 – Subsequent Events, we announced a plan to close our Newark, California facility, which will result in restructuring charges to be recorded in the three months ending March 31, 2006 of approximately $2,000,000.

          Interest and Other Income, Net. Interest and other income, net decreased 5% to $150,000 for the three months ended December 30, 2005 from $158,000 in the comparable period in the prior fiscal year. Interest and other income, net decreased 15% to $316,000 for the six months ended December 30, 2005 from $371,000 in the comparable period in the prior fiscal year due to the income recorded in that year ago period of $110,000 from the forgiveness of a portion of the convertible notes associated with the XEL acquisition. No such income was recorded in the three months or six months ended December 30, 2005. Rental income, net of expenses, is included in interest and other income, net and totaled $166,000 and $136,000 for the three months ended December 30, 2005 and December 31, 2004. Rental income, net of expenses, totaled $330,000 and $271,000 for the six months ended December 30, 2005 and December 31, 2004.

          Interest Expense. Interest expense, including amortization of loan discount and costs, increased 529% to $786,000 for the three months ended December 30, 2005 from $125,000 for the three months ended December 31, 2004, and increased 520% to $1,488,000 for the six months ended December 30, 2005 from $240,000 for the six months ended December 31, 2004 due to the interest expense related to the $10,000,000 senior secured convertible notes issued on March 21, 2005. Amortization of loan discount and costs associated with the senior secured convertible notes totaled $574,000 and $1,013,000 for the three months and six months ended December 30, 2005, respectively.

          Provision for Income Taxes. A benefit for income taxes of $10,000 was recorded in the three months and six months ended December 30, 2005. However, no tax provision or tax benefit was recognized for any other period presented due to the valuation allowance provided against the net change in deferred tax assets. During fiscal 2001, we established a full valuation allowance against our deferred tax assets due to the net operating loss carry forwards from prior years and the operating losses incurred in fiscal 2001.

          Net Income (Loss). Net loss for the three months ended December 30, 2005 was $3,584,000 compared to $2,159,000 for the three months ended December 31, 2004. Net loss for the six months ended December 30, 2005 was $5,355,000 compared to $26,630,000 for the six months ended December 31, 2004.The changes between the periods are a result of the above factors, primarily due to the impairment charge related to other intangible assets, impairment charge related to goodwill recorded in the prior fiscal year, offset by the decrease in selling, general and administrative expenses, the decrease in amortization of acquired intangible assets and the increase in the gross profit between the periods. Net loss as a percentage of sales for the three months ended December 30, 2005 was (33.3)% compared to (16.3)% for the three months ended December 31, 2004, and net loss as a percentage of sales for the six months ended Dec ember 30, 2005 was (24.6)%, compared to (104.2)% for the six months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

          On December 30, 2005, our principal source of liquidity included $1,031,000 of unrestricted cash and cash equivalents.

Cash Flows

          During the six months ended December 30, 2005, cash provided by operating activities was $170,000 compared to cash used in operating activities of $5,911,000 for the six months ended December 31, 2004. Net cash provided by operating activities in the current period reflected the collection of accounts receivable which provided cash of $1,967,000 compared to $1,902,000 provided in the comparable period in the prior fiscal year. The decrease in accounts receivable in the six months ended December 30, 2005 is due to the decline in sales. The change in inventories used $1,051,000 of cash in the six months ended December 30, 2005 compared to cash provided in the same period last year of $1,209,000. Accounts payable and accrued expenses used $831,000 of cash in the six months ended December 30, 2005 compared to cash used of $5,620,000 in the comparable period in the prior fiscal year. The decline in accounts payable and accrued expenses in the six months ended December 30, 2005 is a result of lower sales volume, reduced headcount and timing of inventory purchases at the end of the period.

          Cash used in investing activities was $379,000 for the six months ended December 30, 2005 compared to cash provided by investing activities of $3,294,000 for the six months ended December 31, 2004. The funds used in investing activities during the six months ended December 30, 2005 are due to the earn-out payment related to the NetEngine product line acquisition totaling $239,000 and capital expenditures of $169,000 offset by cash received from disposal of property, plant and equipment of $29,000. The funds provided in investing activities during the six months ended December 31, 2004 are the results of net cash acquired in the Larscom acquisition of $5,292,000 offset by expenses relating to the acquisition of $1,300,000, earn-out payments related to the NetEngine and Miniplex product line acquisitions totaling $481,000, and capital expenditures of $217,000.

          Cash used in financing activities was $2,259,000 for the six months ended December 30, 2005 compared to cash provided by financing activities of $1,135,000 for the six months ended December 31, 2004. Funds used in financing activities during the six months ended December 30, 2005 resulted from repayments of long-term debt of $2,235,000 and the purchase of treasury shares related to tax withholdings totaling $36,000 on restricted stock awards offset by cash received from the exercise of stock options of $12,000. For the six months ended December 31, 2004, funds provided by financing activities resulted from borrowings under a bank line of credit of $1,454,000 and proceeds from the issuance of common stock under our stock plans totaling $71,000 reduced by payments on long-term debt of $263,000 and the purchase of treasury shares related to tax withholdings totaling $127,000 on restricted stock awards.

Senior secured convertible notes

          In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior secured convertible notes to six institutional investors. We issued an initial $10,000,000 of senior secured convertible notes, which can be converted into common stock at an initial price of $3.01 per share. The conversion price of the senior secured convertible notes is subject to broad-based anti-dilution provisions in connection with certain future issuances of our securities as well as for adjustments for stock splits and the like. As of December 30, 2005, a total of $8,000,000 in face value of senior secured convertible notes was outstanding. These senior secured convertible notes are recorded in the condensed consolidated balance sheet at December 30, 2005, at the discounted amount of $6,484,000. See Note 9 – Long-term Debt to the condensed consolidated financial statements.

          We amended the terms of the senior secured convertible notes per Amendment Agreements (“Amendments”) dated October 31, 2005 with all the holders of these notes. Pursuant to the Amendments, the “target working capital” amounts under the terms of the notes is reduced to $6,500,000 for the quarter ended September 30, 2005, and for subsequent quarters, to the sum of $6,800,000 plus 80% of the aggregate principal amount of any notes purchased pursuant to the exercise of the holders’ additional investment rights to purchase additional notes minus (B) 80% of any notes redeemed or converted as of such date other than amounts redeemed or converted prior to the date of the Amendments.

          In addition to regularly scheduled installment payments, if, as of the end of each fiscal quarter during the period in which the senior secured convertible notes are outstanding, we fail to maintain certain minimum working capital requirements, as defined in the notes, as amended, the holders of the senior secured convertible notes may require us to make an additional installment payment under the senior secured convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior secured convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior secured convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior secured convertible notes. The payment of any such additional installment amounts may also be paid, at our option, by the delivery of shares of common stock calculated using the same conversion price formula set forth above for regularly scheduled installment payments. The ability to elect to pay installment amounts or interest in shares of common stock is subject to conditions relating to the registration of the shares to be issued, compliance with the effective minimum listing maintenance requirements of The Nasdaq National Market and certain other conditions set forth in the senior secured convertible notes.

          At December 30, 2005, “tested working capital”, as defined in the senior secured convertible notes, of $4,539,000 was less than the target. The holders have exercised their rights to require us to make additional installment payments on March 1, 2 and 6, 2006 totaling $2,614,000. On January 9, 2006, Nasdaq notified us that we had failed to maintain the continued listing requirements under the Nasdaq Marketplace Rules since the closing price of our common stock had been below the $1 minimum bid price per share for thirty consecutive trading days. As a result of such notice, we were not permitted to elect to make these additional installment payments in stock rather than cash without the consent of the holders, even though Nasdaq has provided us a 180-day grace period to regain compliance with its minimum price requirement.

          The Amendments further provide that 50% of the net proceeds (after satisfaction of the first mortgage, commissions, closing costs and escrows for repairs) from a sale of the Property must be paid to the holders to reduce the outstanding principal amount of the notes. On January 11, 2006, we paid $1,694,000 to the note holders as their share of the net proceeds from the sale of the Property. The Amendments modify the restricted payment provisions of the notes to prohibit us from making principal payments on other indebtedness without the approval of the holders of the notes subject to limited exceptions, and revise the cross-default provision of the notes.

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

          The senior secured convertible notes bear interest at a rate of six percent per annum and are repayable in ten quarterly installments beginning in July 2005, or earlier upon the occurrence of certain events. Payment of both principal and interest may be made in either cash or by the delivery of shares of common stock at a price equal to the lower of (i) the conversion price of $3.01 or (ii) 90% of the weighted average sale price of our common stock for the fifteen consecutive trading days ending on the fourth trading day immediately preceding the applicable interest or installment payment date. Such issuance of common stock will not result in anti-dilution adjustments to the conversion price of the senior secured convertible notes.

          Substantially all of our assets are pledged as collateral for amounts outstanding under the senior secured convertible notes. Furthermore, substantially all of our cash is held in accounts subject to a control agreement between us and the financial institution that maintains these accounts. We have agreed that upon a continuing event of default related to our senior secured convertible notes, the collateral agent for the holders of our senior secured convertible notes may instruct this financial institution to send to the collateral agent amounts credited to our account with the financial institution.

Convertible Promissory Notes

          In February 2004, we issued two convertible promissory notes totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 7% per annum and were originally scheduled to mature in February 2006. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. As of December 30, 2005, the amount outstanding under the convertible promissory notes totaled $2,880,000.

          On February 6, 2006, we entered into an amendment to the convertible promissory notes issued in connection with our acquisition of XEL Communications, Inc. in February 2004. The amendment extended the maturity of these notes to the earlier of (i) the one year following the payment, conversion or redemption of our outstanding senior secured convertible notes in full, and (ii) February 6, 2009. In addition, the amendment increased the rate of interest on these notes from 7% to 10%, and will require us to pay the principal amount outstanding on the notes in twelve monthly installments commencing on the payment, conversion or redemption of our outstanding senior secured convertible notes in full. The amendment also generally prohibits the incurrence of additional liens and additional indebtedness senior or on par in right of payment to the convertible promissory notes, with certain exceptions.

Mortgaged Property Held for Sale

          The amount due under the note secured by our facility leased to The Boeing Company located at 950 Explorer Boulevard in Huntsville, Alabama (the “Property”) totaling $3,115,000 was paid on January 11, 2006 in connection with the sale of the Property.

Liquidity Generally

          We incurred losses from operations in the current year-to-date period and the last two fiscal years, and as of December 30, 2005, our current liabilities exceeded our current assets by $5,442,000. As a result of our failure to maintain the targeted working capital amount required under the senior secured convertible notes as of December 30, 2005, the holders have exercised their rights to require us to make $2,614,000 of additional installment payments in early March 2006 as more fully discussed above. These factors raise substantial doubt about our ability to continue as a going concern.

          Management instituted a cost reduction program during the first half of fiscal 2006 that included a decrease in headcount and curtailment of other discretionary non-payroll costs. In addition, we increased sales prices on certain products, obtained more favorable material costs for certain material components, and redesigned certain product lines to reduce manufacturing costs. On a quarterly basis, management will continue to evaluate revenue outlook and plans to adjust spending levels as indicated. Management believes these factors will contribute toward achieving positive cash flow from operations.

          While these steps are designed to improve our cash flow from operations, we do not have sufficient cash or other sources of liquidity to make the $2,614,000 of additional installment payments that the holders of the senior secured convertible notes have demanded in early March 2006, and our ability to make subsequent installment payments will be substantially dependent on operating performance and timing of customer payments. Accordingly, we have been in discussions with the largest holder of such notes regarding proposed amendment terms, including, among other things, a reduction in the targeted working capital requirement, elimination of the March special installment payment requirement, reduction of future quarterly installment payments, reduction in the conversion price, increase in the coupon interest rate, elimination of the additional investment rights to purchase up to an additional $5 million of secured notes, prepayment terms and the issuance of additional warrants. The issuance of equity or equity rights to the note holders as a result of this amendment would have a dilutive impact on stockholders. Although we are seeking to restructure these notes on a negotiated basis, we cannot assure investors that such negotiations will be successful. If we are not successful in restructuring or refinancing our indebtedness on a negotiated basis, we may pursue other restructuring options.

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

          In the quarter ended December 30, 2005, we recognized $1,985,000 in impairment loss on certain identified intangible assets (existing technology) acquired in connection with the Larscom acquisition.  Projected sales of some of the acquired products have been lower than expected.  As a result, projected future cash flows related to the existing technology intangible assets were determined to be less than the carrying values. The revised carrying values of these intangible assets were calculated using discounted estimated future cash flows.

          Inventories. We value inventory at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory quantities on hand are reviewed on a quarterly basis and a provision for excess and obsolete inventory is recorded based primarily on our estimated forecast of product demand for the next twelve months. Management’s estimates of future product demand may prove to be inaccurate, in which case we may increase or decrease the provision required for excess and obsolete inventory in future periods. During the three months and six months ended December 30, 2005, we recorded provisions for inventory reserves totaling $276,000 and $386,000, respectively and recorded inventory reserves of $1,261,000 in connection with the acquisition of the ArcaDACS inventory acquired from Zhone. Inventory reserves totaled $10,111,000 and $8,633,000 as of December 30, 2005 and July 1, 2005, respectively.

          Revenue Recognition. We recognize a sale when persuasive evidence of an arrangement exists, the product has been delivered or services have been performed, the price to the purchaser is fixed or determinable, and collection of the resulting receivable is reasonably assured. A reserve for future product returns is established at the time of the sale based on historical return rates and return policies, including stock rotation for sales to distributors that stock our products. The reserve for future product returns was $912,000 and $557,000 as of December 30, 2005 and July 1, 2005, respectively. Service revenue earned from providing maintenance, installation, training or other miscellaneous services is recognized when those services are provided to the customer, if there is persuasive evidence of an arrangement, the fee is fixed and determinable and collection of the receivable is reasonably assured.

          Warranty Provision. We record a warranty provision at the time of the sale based on our best estimate of the amounts necessary to settle future claims on products sold. While we believe that our warranty reserve is adequate and that the judgment applied is appropriate, actual product failure rates, material usage or other rework costs could differ from our estimates, which could result in revisions to our warranty liability that totaled $1,232,000 and $1,290,000 as of December 30, 2005 and July 1, 2005, respectively.

          Allowance for Doubtful Accounts. We estimate losses resulting from the inability of our customers to make payments for amounts billed. The collectibility of outstanding invoices is continually assessed. Assumptions are made regarding the customer’s ability and intent to pay, and are based on historical trends, general economic conditions and current customer data. Should our actual experience with respect to collections differ from these assessments, there could be adjustments to our allowance for doubtful accounts, which totaled $1,005,000 and $1,200,000 as of December 30, 2005 and July 1, 2005, respectively.

          Deferred Tax Assets. We have provided a full valuation reserve related to our deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for the valuation allowance each reporting period. The valuation allowance related to our deferred tax assets was $60,975,000 and $59,803,000 as of December 30, 2005 and July 1, 2005, respectively.

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

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may”, “will”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: the adequacy of our liquidity and capital resources for the next twelve months; the need to renegotiate contractual obligations or obtain other financing; satisfaction of future financial obligations, including the senior secured convertible notes; receipt and shipment of delayed orders from customers; growth of our market segments; improvement in gross margins; selling, general and administrative expenses; research and development expenditures; total budgeted capital expenditures; engineering consolidation plans; payment of lease obligations by our subtenants; and the impact of recently issued accounting pronouncements. These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below and in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as the other factors set forth in Item 2 hereof. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement or risk factor. The risk factors described herein should be read in conjunction with the risk factors more fully discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

•

Continued Listing Requirements. Our common stock is currently traded on The Nasdaq National Market. Failure to meet the applicable quantitative and/or qualitative maintenance requirements of Nasdaq could result in our common stock being delisted from The Nasdaq National Market. For continued listing, The Nasdaq National Market requires, among other things, that listed securities maintain a minimum bid price of not less than $1.00 per share. Nasdaq notified us on January 9, 2006 that we have failed to maintain the minimum bid price listing requirement and we have until July 10, 2006 to regain compliance. If, at anytime before July 10, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with its rules. If we do not regain compliance by July 10, 2006, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to delist our securities to a Listing Qualifications Panel. If delisted from The Nasdaq National Market, our common stock may be eligible for trading on The Nasdaq Capital Market, the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, our failure to meet the continue listing requirements of The Nasdaq National Market does not allow us the option of making payments of amounts due under the senior secured convertible notes in our common stock, and may cause a further decline in our stock price, reduced liquidity in the trading market for our common stock, and difficulty in obtaining future financing.

•

If Tested Working Capital Falls Below Certain Defined Levels, We May Be Required To Make Additional Payments To The Holders Of The Senior secured convertible notes. We may be required to make additional payments under the senior secured convertible notes if, as of the end of each fiscal quarter during the period in which the senior secured convertible notes are outstanding, we fail to maintain certain minimum working capital requirements. In that event, we must provide notice of the working capital deficiency to the noteholders on the date of our quarterly results announcement. For a period of seven business days after our notice to the noteholders, each holder may provide us a notice requiring us to pay such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior secured convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior secured convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior secured convertible notes. Our payment of these additional amounts may be in cash and/or common stock pursuant to similar terms as the payment of regular installment amounts. Any requirement that we make any such payments in cash could leave us with insufficient working capital for our business. As discussed above, we did not meet the targeted working capital amount as of December 30, 2005, and the holders have exercised their rights to demand additional installment payments totaling $2,614,000.

•

We will need to restructure our indebtedness or obtain additional financing. We anticipate that we will need to restructure our indebtedness, or obtain additional financing. Because substantially all of our assets are encumbered and as a result of our financial condition, we believe we are unlikely to obtain any material amount of additional debt financing. Additional equity financing would be dilutive to stockholders. The conversion price of the senior secured convertible notes and the exercise price of the associated warrants are subject to broad-based anti-dilution adjustments in the event equity is issued at an effective price less than the then applicable conversion or exercise price. In addition, the holders of the senior secured convertible notes have certain rights to participate in future equity financings. As result of the foregoing, any equity financing, if possible, will be more difficult to complete and more dilutive. We cannot assure investors that we will successfully negotiate a restructuring of our indebtedness. If we are not successful in restructuring our indebtedness on a negotiated basis, we may need to consider other restructuring options.

•

Our Indebtedness and Debt Service Obligations May Adversely Affect Our Cash Flow. To the extent we are unable to satisfy our interest and installment payment obligations under our senior secured convertible notes by the payment of shares of common stock, we will be required to pay those obligations in cash. If we are unable to generate sufficient cash to meet these obligations, we may have to restructure or limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to: (i) requiring the dedication of a substantial portion of the our expected cash flow from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, (ii) increasing our vulnerability to general adverse economic and industry conditions, (iii) limiting our ability to obtain additional financing, (v) limiting our flexibility to plan for, or react to, changes in its business and the industry in which it competes, and (vi) placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

•

Issuance of the Shares of Common Stock Upon Conversion or Repayment of Senior secured convertible notes, Payment of Interest, and Exercise of Warrants Will Dilute The Ownership Interest of Existing Stockholders and Could Adversely Affect The Market Price of Our Common Stock. We may issue shares of common stock to the holders of our senior secured convertible notes (i) upon conversion of some or all of the senior secured convertible notes, (ii) in satisfaction of our installment obligations under the notes, in lieu of cash payments, (iii) in satisfaction of our interest obligations under the notes, in lieu of cash payments, and (iv) upon exercise of the warrants. Any of these issuances will dilute the ownership interests of existing stockholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of the common stock. In addition, the existence of these notes and warrants may encourage short selling by market participants.

•

The Senior secured convertible notes Provide That Upon The Occurrence of Various Events of Default and Change of Control Transactions, The Holders Would Be Entitled To Require Us To Redeem The Notes For Cash, Which Could Leave Us With Little or No Working Capital for Operations or Capital Expenditures. The senior secured convertible notes allow the holders to require redemption of the notes upon the occurrence of various events of default, such as the termination of trading of our common stock on Nasdaq, or specified change of control transactions. In such a situation, we may be required to redeem all or part of the notes, including any accrued interest and penalties, within 5 business days after receipt of a demand for such redemption. Some of the events of default include matters over which we may have some, little or no control. If an event of default or a change of control occurs, we may be unable to pay the full redemption price in cash. Even if we were able to pay the redemption price in cash, any such redemption could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under the notes, nor do we anticipate doing so.

•

The Senior secured convertible notes Are Secured by Substantially All of Our Assets. The holders of our senior secured convertible notes received a security interest in and a lien on substantially all of our assets, including our existing and future accounts receivable, cash, general intangibles (including intellectual property) and equipment. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the notes, the holders would be entitled to foreclose on and liquidate substantially all of our assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the holders of our senior secured convertible notes would have a material adverse effect on our financial condition. In addition, we generally may not sell assets securing such notes without consent, other than the sale of inventory in the ordinary course of business.

•

Consolidation Among Our Customers May Adversely Affect Sales. There has been a continuing consolidation trend in the telecommunications carrier industry, which accounts for the largest volume of our sales. Recently, Verizon Communications, our largest customer, acquired MCI, and SBC Communications acquired AT&T. Customers involved in such transactions could temporarily delay or reduce their purchases of our products as they assess and address merger integration issues and related distractions. In addition, the combined entities may re-evaluate their existing programs in connection with merger integration and delay or abandon projects that had been expected to utilize our products.

•

We May Not Achieve Targeted Cost Reductions. We have announced a consolidation plan and continue to implement cost reductions. We have agreed to reduce product pricing to a major customer. We may experience unforeseen costs associated with our consolidation plan, or may not fully realize the cost reductions targeted. In such event, our liquidity position would be further limited.

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

•

Dependence on Legacy and Recently Introduced Products and New Product Development. Our future results of operations are dependent on market acceptance of existing and future applications for our existing products, products that we have acquired and new products in development. In prior fiscal years, the majority of sales were provided by our legacy products, primarily the AS2000 product line. The Miniplex product line acquired from Terayon Communication Systems, Inc. can also be classified as a legacy product. We experienced a significant decline of legacy sales in fiscal 2005 compared to fiscal 2004 and we expect sales of legacy products to further decline in the future. While we believe we have positioned Verilink to offset the loss of legacy sales over the long-term, reduced legacy sales will impact our results of operations in the near-term, and sales of new products will often be at lower margins than legacy sales. Our future results of operations are dependent on market acceptance of existing and future applications for our existing products and new products in development.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          We were subject to interest rate risks on the long-term debt secured by our property located at 950 Explorer Boulevard, Huntsville, Alabama. This obligation was paid in full on January 11, 2006 in connection with our sale of this property. Therefore, near-term market changes in interest rates for long-term debt would not impact our financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)

The Annual Meeting of Stockholders of Verilink Corporation was held on November 30, 2005 (the “Annual Meeting”). The voting of holders of record of 21,398,842 shares of our Common Stock outstanding at the close of business on October 3, 2005 was solicited by proxy pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(c)	The matters voted upon at the Annual Meeting are as follows:

•

To elect two (2) Class III directors to hold office until the 2008 Annual Meeting of Stockholders or until his successor has been duly elected or appointed. Leigh S. Belden: FOR: 20,683,333; WITHHELD: 715,509. Steven C. Taylor: FOR: 20,612,182; WITHHELD: 786,660. The other four members of our Board of Directors, John E. Major, John A. McGuire, Howard Oringer and Desmond P. Wilson III, have terms that continued after the meeting.

•

To ratify the selection of Ehrhardt Keefe Steiner & Hottman PC as our independent registered public accounting firm for the fiscal year ending June 30, 2006. FOR: 20,757,909; AGAINST: 344,597; ABSTAINED: 296,336.

•

To approve an amendment to the Company’s Amended and Restate Certificate of Incorporation to increase the authorized number of shares of common stock from 40,000,000 to 60,000,000 shares. FOR: 18,562,501; AGAINST: 2,775,691; ABSTAINED: 60,649.

•

To approve the potential issuance of shares of common stock (i) upon the conversion of convertible notes and the exercise of warrants issued and issuable pursuant to a private financing completed in March 2005 and (ii) in satisfaction of certain principal and interest payment obligations under such convertible notes. FOR: 7,903,162; AGAINST: 2,731,059; ABSTAINED: 105,008; BROKER NON-VOTES: 10,659,613.

Item 6. Exhibits

Exhibits Index:

Exhibit Number	Description of Exhibit

3.1	Amendment to Amended and Restated Certificate of Incorporation, dated as of December 1, 2005

10.1	Form of Amendment Agreement dated October 31, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 31, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

Date: February 21, 2006	By:	/s/ Timothy R. Anderson

Timothy R. Anderson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)