Form 10-K
period 2007-06-30
VERILINK CORP
filed 2008-07-01
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 29, 2007

Commission File Number: 000-28562

VERILINK CORPORATION

(Name of small business issuer in its charter)

Delaware	94-2857548
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

501 S. Johnstone Ave

Suite 501

Bartlesville, OK 74003

(Address of principal executive offices)

(918) 336-1773

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

State issuer’s revenues for its most recent fiscal year: None

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of June 27, 2008 ($.2.58) was: $2,848,320. For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore the number of shares of our common stock held by non-affiliates as of June 30, 2008 was 1,104,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of June 30, 2008 26,104,000 shares of common stock. The shares are restated to reflect reverse stock split 1-for-2581 as of June 30, 2008 and the issuance of shares pursuant to the Bankruptcy Order.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events, or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS

On April 9, 2006, Verilink Corporation, a Delaware corporation (the “Company” or “Verilink” or “Debtor”) and its subsidiary Larscom Incorporated, a Delaware corporation (the “Subsidiary” or “Larscom”), filed Voluntary Petitions for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”), Case numbers 06-50866 and 06-80567 (the “Case” or “Cases”). The Company continued to operate its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code until the Company ceased operation due to a sale of substantially all of its assets on June 6, 2006.

On June 6, 2006, Verilink Corporation and its subsidiary, Larscom, Inc. (collectively, the “Debtors”), entered into an Asset Purchase Agreement with SCS Fund L.P., a Georgia limited partnership (the “Purchaser”). The U.S. Bankruptcy Court approved the Agreement on June 9, 2006. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to sell to the Purchaser substantially all of the Debtors’ assets (the “Purchased Assets”) in a transaction subject to Section 363 of the Bankruptcy Code and in consideration for (i) Purchaser’s payment at the closing of the asset sale (the “Closing”) of an aggregate cash consideration of approximately $5.25 million, (ii) the assumption of certain assumed liabilities, and (iii) the payment of certain “Cure Costs” as defined in the Asset Purchase Agreement. The Asset Purchase Agreement can be found as an attachment to the Order Approving the Sale of the Purchased Assets on file with the Bankruptcy Court for the Northern District of Alabama. As a result of the sale of Assets to SCS Fund, L.P., the Company ceased all operations.

On December 7, 2006, the Company submitted the Second Amended Joint Plan of Reorganization (the “Plan”) to the Court for consideration. On January 31, 2007, the Court issued the Order Confirming Second Amended Joint Plan of Reorganization by the Debtors on December 7, 2006, that confirmed the Second Amended Joint Plan in its entirety. The Plan provided for the orderly liquidation of the Company’s assets in order to provide a distribution to its creditors. The Plan provides for the creation of a Liquidating Trust to transfer all remaining assets for liquidation, administration and distribution in accordance with the Plan. The assets transferred to the Liquidating Trust include, without limitation, all Causes of Action that the Debtors had or had power to assert immediately prior to the Order Confirming the Plan. The primary source of funding for the Plan was the sale of substantially all of the Company’s assets, including license rights, and consummation of the Restructuring Transaction between the Company and Venture Fund I, Inc., whereby Venture Fund I, Inc. provided a Debtor In Possession (DIP) Loan of $40,000 to the Company, as approved by the Court on September 28, 2006, and a contribution by IACE Investments Two, Inc., that provided $90,000 to the Liquidating Trust.

January 31, 2007, was deemed the “Effective Date” of the Plan. The following is a summary of the matters to occur pursuant to the Plan. The Plan has two major components. First, the Plan sold control of Verilink to IACE Investments Two, Inc. for $90,000 paid to the Liquidating Trust. Control of Verilink by IACE Investments Two, Inc. took place on January 31, 2007. Thereafter, the Reorganized Verilink intends to pursue a Business Combination as described in the attached Disclosure Statement. The original deadline of January 31, 2008 declared that if a Business Combination was achieved within one (1) year , the Reorganized Verilink would receive a discharge of its debts. The deadline to complete the business combination has been extended to August 13, 2008.  Second, the Plan provides that on January 31, 2007, all existing debts and assets of the Company transferred to the Liquidating Trust. The Liquidating Trustee’s task is to complete liquidation of the assets.

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE AUGUST 13, 2008 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT

THE COMPANY WILL BE ABLE TO COMPLETE THE BUSINESS COMBINATION OR THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE AUGUST 13, 2008 DEADLINE.

 This summary only highlights certain substantive provisions of the Plan and is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan. This summary is qualified in its entirety by reference to the full text of the Plan. Please note all defined terms have the meaning provided in the Plan itself:

(1)

Implement a reverse stock split to lower the outstanding shares of the Company to 10,000 shares. The effect of the reverse split is that one (1) share of stock issued prior to the Confirmation Order is now equal to 1/2581 share. The Court authorized the Board of Directors to file an Amendment to the Articles of Incorporation to implement the Reverse Stock. On May 2, 2008, the Company filed the Amendment to the Articles of Incorporation to implement the Reverse Stock Split. The reverse stock split became effective on June 30, 2008.

(2)

Issue 25,000,000 restricted shares of the New Common Stock, which are not subject to the reversal, to the IACE Investments Two, Inc. This action was completed by the Company on June 30, 2008 .

(3)

Issue 1,000,000 shares of restricted shares of the New Common Stock, which are not subject to the reversal, and 5,000,000 warrants, to the Venture Fund I, Inc., pursuant to the terms under the DIP Loan.  This action was completed by the Company on June 30, 2008.

(4)

Issue 75,000 shares under the Bankruptcy Code to The Bankruptcy Trustee to be distributed according to the Plan.  This action was completed by the Company on June 30, 2008.

(5)

Issue 100 shares of the New Common Stock to the holder of each Allowed Unsecured Claim in Class 7. This action was completed by the Company on June 30, 2008.

(6)

Replace all current directors and current officers with new directors and officers on January 31, 2007.  This action was completed by the Company on January 31, 2007.

(7)

The Board of Directors may amend the Company’s Bylaws without the need of shareholder approval.

(8)

The Board of Directors may change the Company’s name without authorization from the shareholders.

(9)

The Board of Directors may execute an exchange agreement and other documents necessary to consummate a Business Combination without shareholder approval, subject to the following condition:

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE AUGUST 13, 2008 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE AUGUST 13, 2008, DEADLINE..

Restructuring Transaction:

Pursuant to the Plan, the Restructuring consists of two steps: first, the sale of control of Verilink to IACE Investments Two, Inc. and second, a Business Combination between the Company to be selected by the new directors and new officers of the Company. In order to implement the restructure of the Company, the Bankruptcy Court Ordered the following requirements or corporate actions to occur:

(1)

Reverse Stock Split.

The first step in the Restructuring Transaction was implementing a 1/2581 reverse stock split. On May 2, 2008, the Board of Directors filed an Amendment to our Certificate of Incorporation to effect a 1-for-2581 reverse stock split, whereby every 2581 shares of our common stock outstanding will be combined and reduced into one share of common stock, which is referred to herein as the “Reverse Stock Split”.” As a result of the reverse stock split, each stockholder will own a reduced number of shares of common stock.  The reverse stock split became effective on June 30, 2008.

The issuance in the future of such additional authorized shares shall have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of the currently outstanding shares of common stock.

As of June 30, 2008, there are approximately 26,104,000 of common stock issued and outstanding, (shares are restated to reflect a reverse stock split 1-for-2581 and  shares issued pursuant to the Bankruptcy Order as of June 30, 2008).

(2)

Issuance of 25,000,000 shares of Common Stock to IACE Investments Two, Inc.

On June 30, 2008, the Company issued 25,000,000 shares of restricted New Common Stock to IACE Investments Two, Inc., which are not subject to the reverse stock split or reclassification. The issuance of the New Common Stock is exempt from registration under the Securities Act of 1933, as a private placement under Section 4(2). The New Common Stock is restricted as to transfer and bears a restrictive legend reflecting its restricted nature. AS A RESULT OF THE ISSUANCE OF 25,000,000 SHARES OF RESTRICTED COMMON SHARES OF STOCK, IACE INVESTMENTS TWO, INC., IS THE HOLDER OF 80% OF THE OUTSTANDING SHARES OF THE COMPANY. IACE INVESTMENTS TWO, INC., HAS SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING APPROVAL BY OUR SHAREHOLDERS, BUT NOT REQUIRING THE APPROVAL OF MINORITY SHAREHOLDERS. IN ADDITION, IACE MAY TRANSACT MOST CORPORATE MATTERS REQUIRING SHAREHOLDER APPROVAL BY WRITTEN CONSENT, WITHOUT A DULY NOTICED HELD MEETING OF SHAREHOLDERS.

IACE Investments Two, Inc., is a Nevada corporation. IACE Investments Two, Inc. is owned 100% by John Heskett. Mr. Heskett is an attorney licensed to practice in the State of Oklahoma. His areas of specialty include securities, investments, and estate planning. Mr. Heskett previously advised companies, as well as has controlled companies, which have made investments in public companies with little or no business, with an emphasis toward a Business Combination, similar to that outlined in the Plan. Mr. Heskett does not own a controlling interest in any entity that is presently known as a candidate for the Business Combination. The securities issued to IACE Investments Two, Inc., are to be held in trust until the Reorganized Company has filed with the SEC all reports and statements necessary in connection with the Business Combination.

(3)

Issuance of 1,000,000 shares of Common Stock and 5,000,000 Warrants for DIP Note

Pursuant to the terms of the DIP Loan and Plan, the Board of Directors issued 1,000,000 shares of the New Common Stock and 5,000,000 warrants to Venture Fund I, Inc., for providing the DIP Loan. The new equities issued by Verilink in satisfaction of the DIP Note to the Investor, are exempt from registration and the requirements of federal and state securities laws in accordance with Section 1145 of the Bankruptcy Code.

The warrants are exercisable by Venture Fund I, Inc. for 5,000,000 non-assessable shares of common stock, $0.001 par value at any time on or prior to November 30, 2016, upon payment by Venture Fund I, Inc., of the purchase price of $25.00 per share. Venture Fund I, Inc. shall have the right to exercise these warrants at any time for the full exercise of $25.00 per share prior to the warrants’ expiration upon delivery of payments to the Reorganized Verilink. The number of shares called or exercised at any given time and the purchase price per share shall be subject to adjustment from time to time by the Board of Directors of the Company.

Venture Fund I, Inc. is owned 100% by Ruth Shepley, a private individual unrelated to any of the former or current directors, officers, or substantial creditors of the Debtors. The sole officer and director of Venture Fund I, Inc. is Ms. Shepley. Venture Fund I, Inc. and Ms. Shepley are private investors who have invested in similar transactions previously. Neither Ms. Shepley nor Venture Fund I, Inc. own a controlling interest in any entity that is anticipated to be a candidate for a Business Combination with Verilink. The securities issued to Venture Fund I, Inc. are to be held in trust until the Reorganized Company has filed with the SEC all reports and statements necessary in connection with the Business Combination

(4)

Issuance of 75,000 shares of Common Stock to the Liquidating Trust.

On June 30, 2008, the Company issued 75,000 shares to the Liquidating Trust. Under Section 1145 of the Bankruptcy Code, the Liquidating Trustee may issue the securities in exchange for claims and interests under the Plan. The Plan grants the Liquidating Trustee broad regarding the issuance of the shares. Under the terms of the Plan, the Liquidating Trustee may sell all or a portion of the Liquidating Trustee’s Stock to Reorganized Company or in any other exempt transaction prior to its distribution to unsecured creditors should the Liquidating Trustee deem it to be in the best interest of the Estate. The proceeds from the sale could then be used to make distributions to creditors in Classes 1,2,3,5,6 and 7. The securities issued by the Liquidating Trustee shall be held in trust until the Reorganized Company has filed with the SEC all reports and statements necessary in connection with the Business Combination.

(5)

Issuance of Unsecured Creditors Stock.

Each holder of a Class 7 General Unsecured Claim, as defined in the Plan, shall receive 100 shares of Unsecured Creditors Stock. The equities issued to the Class 7 Unsecured Creditors are exempt from registration and the requirements of federal and state securities laws in accordance with Section 1145 of the Bankruptcy Code. The securities issued to the Class 7 Unsecured Creditors shall be held in trust until the Reorganized Company has filed with the SEC all reports and statements necessary in connection with the Business Combination.

(6)

Removal of Former Officers and Directors and Appointment of New Sole Officer and Director.

Pursuant to the Plan, on January 31, 2007, all current directors and current officers were deemed to have been removed and replaced by James Ditanna to serve as the sole officer and sole Director. Pursuant to the Plan, the Company was not required to file a Form 14-F with the SEC as a result of the change of officers and directors.

James Ditanna is a graduate of Drexel University, Philadelphia, Pennsylvania, receiving a Bachelor of Science degree in Business Administration with an accounting and taxation major. Mr. Ditanna graduated from the University of Pennsylvania with dual masters degrees (MBA/MGA) Magna Cum Laude. Mr. Ditanna is also affiliated with American Financial International Group, which has offices throughout the United States and in London, England. Mr. Ditanna has no prior relationship with the Debtors, their officers and directors, any substantial creditors of the debtors or the professionals retained by the Debtors or the Committee. Mr. Ditanna served as a Director in New Harvest Capital Corporation n/k/a Azur Holdings, Inc.; was the CFO and a Director of Tuff Coat Manufacturing, Inc. f/k/a Osage Acquisition Corporation; CFO of Nexmed, Inc.; a Director of Ideal Accents, Inc., and Dexterity Surgical, Inc.

(7)

Business Combination must take place within Specified Period.

The second step in the Restructuring Transaction is the potential Business Combination of Reorganized Verilink with another company. Under the Plan, as extended, if the Business Combination occurs on or before August 13, 2008  the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. The original deadline under the Plan required the Company to complete the Business Combination before January 31, 2008.   On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended  until August 13, 2008, without requiring further permission from the Court.

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE AUGUST 13, 2008 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE AUGUST 13, 2008 DEADLINE. ..

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH THE RESTRUCTURING TRANSACTIONS INCLUDING THE FOLLOWING:

A)

FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE COURT ORDERED DEADLINE OF AUGUST 13, 2008. IF THE COMPANY IS UNABLE TO COMPLETE A

COMBINATION WITH A PRIVATE ENTITY, THE STOCK OF THE REORGANIZED COMPANY WILL BE WORTHLESS.

B)

ANY BUSINESS COMBINATION MAY RESULT IN A CHANGE OF CONTROL AND/OR MANAGEMENT OF THE REORGANIZED COMPANY;

C)

THE TERMS OF ANY BUSINESS COMBINATION ARE UNCERTAIN AND, THEREFORE, THE POTENTIAL EFFECT ON INVESTORS IS UNCERTAIN;

D)

EVEN IF REORGANIZED COMPANY MERGES WITH A PRIVATE ENTITY, THE COMBINED ENTITY MAY NOT BE ABLE TO QUALIFY TO TRADE ON A PUBLIC MARKET;

E)

EVEN IF THE REORGANIZED COMPANY MERGES WITH A PRIVATE ENTITY, THE COMBINED ENTITY FACES A MYRIAD OF PROBLEMS THAT ANY COMPANY MAY FACE IN TODAY’S ECONOMIC CLIMATE, AND MAY BE UNSUCCESSFUL.

F)

ANY BUSINESS COMBINATION MAY RESULT IN THE EQUITY INTEREST OF SHAREHOLDERS AND CREDITORS DELIVERED PURSUANT TO THE TERMS OF THE PLAN, BEING FURTHER DILUTED AND, THEREFORE, BEING OF LITTLE OR NO VALUE;

G)

A MARKET MAY NOT EXIST FOR THE COMPANY’S COMMON STOCK;

H)

THE REORGANIZED COMPANY IS CONTROLLED BY IACE INVESTMENTS TWO, INC. AS SUCH, THE MINORITY SHAREHOLDERS HAVE NO MEANINGFUL INPUT INTO THE DIRECTION OF THE COMPANY.

ITEM 1. DESCRIPTION OF BUSINESS

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSNISS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE PENDING BANKRUPTCY AND SURRENDER OF PART OF THE OPERATIONAL ASSETS ON JUNE 15, 2006.

Company Overview

Verilink Corporation was founded in California in 1982 and incorporated as a Delaware corporation on October 26, 1986. Prior to ceasing operations, Verilink Corporation provided broadband access products and services. Our products supported the delivery of voice, video and data services over networks. Verilink developed, manufactured and marketed integrated access devices (IAD’s), Optical Ethernet access products, wireless access devices and bandwidth aggregation solutions.

On April 9, 2006, Verilink Corporation, a Delaware corporation (the “Company” or “Verilink” or “Debtor”) and its subsidiary Larscom Incorporated, a Delaware corporation (the “Subsidiary” or “Larscom”), filed Voluntary Petitions for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”), Case numbers 06-50866 and 06-80567 (the “Case” or “Cases”). The Company continued to operate its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code until the Company ceased operation due to a sale of substantially all of its assets on June 6, 2006.

On June 6, 2006, Verilink Corporation and its subsidiary, Larscom, Inc. (collectively, the “Debtors”), entered into an Asset Purchase Agreement with SCS Fund L.P., a Georgia limited partnership (the “Purchaser”). The U.S. Bankruptcy Court approved the Agreement on June 9, 2006. Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to sell to the Purchaser substantially all of the Debtors’ assets (the “Purchased Assets”) in a transaction subject to Section 363 of the Bankruptcy Code and in consideration for (i) Purchaser’s payment at the closing of the asset sale (the “Closing”) of an aggregate cash consideration of approximately $5.25 million, (ii) the assumption of certain assumed liabilities, and (iii) the payment of certain “Cure Costs” as defined in the Asset Purchase Agreement. The Asset Purchase

Agreement can be found as an attachment to the Order Approving the Sale of the Purchased Assets on file with the Bankruptcy Court for the Northern District of Alabama. As a result of the sale of Assets to SCS Fund, L.P., the Company ceased all operations.

On December 7, 2006, the Company submitted the Second Amended Joint Plan of Reorganization to the Court for consideration. On January 31, 2007, the Court issued the Order Confirming Second Amended Joint Plan of Reorganization by the Debtors on December 7, 2006, that confirmed the Second Amended Joint Plan in its entirety.

Verilink’s common stock was  traded on the Pink Sheets under the symbol VRLKQ until June 30, 2008. On June 30, 2008, the Company’s symbol changed to VERLQ.

Verilink, as of the date of this report, is a “shell” as defined in Rule 12(b), having both assets and operations that are only “nominal”. Management recognizes the possibility that, if additional funds are not raised or the company does not undertake an acquisition or merger transaction with an operating company or a company with substantial assets, Verilink’s assets could have to liquidated or otherwise reduced.

Employees

The Company has no full time employees.

ITEM 1A. RISK FACTORS

Factors Affecting the Future Operations

On April 9, 2006, Verilink Corporation and its wholly owned subsidiary, Larscom Inc., filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”).

In May 2006, an order, as amended, was entered by the Court authorizing the sale of our business operations in an auction process, which provided, among other things, (i) for the sale of substantially all the assets of the company for all cash consideration; (ii) for a minimum $7.5 million initial bid; (iii) that initial bids be submitted on or before June 2, 2006; (iv) for an auction to be held on June 6, 2006; and (v) for a closing of the sale of the business by June 15, 2006.

On June 15, 2006, we completed the sale of substantially all of our assets to SCS Fund L.P. for (i) $5,250,000 in cash paid at closing, (ii) the assumption of certain assumed liabilities and (iii) the payment of certain “Cure Costs” as defined in the Agreement. In January 2007, the Court approved the Second Amended Joint Plan of Reorganization (the “Plan”) of Verilink and Larscom, which included (i) the sale of the Verilink shell to an outside investor group, and (ii) the creation of a Liquidating Trust that will be responsible for, among other things, payments to the unsecured creditors pursuant to the Plan. Following the sale of substantially all assets, we ceased operations.

On January 31, 2007, the Court approved the Second Amended Plan. Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to August 13, 2008. .

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE AUGUST 13, 2008 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE AUGUST 13, 2008 DEADLINE.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH THE RESTRUCTURING TRANSACTIONS INCLUDING THE FOLLOWING:

A)

FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE COURT ORDERED DEADLINE OF AUGUST 13, 2008. IF THE COMPANY IS UNABLE TO COMPLETE A COMBINATION WITH A PRIVATE ENTITY, THE STOCK OF THE REORGANIZED COMPANY WILL BE WORTHLESS.

B)

ANY BUSINESS COMBINATION MAY RESULT IN A CHANGE OF CONTROL AND/OR MANAGEMENT OF THE REORGANIZED COMPANY;

C)

THE TERMS OF ANY BUSINESS COMBINATION ARE UNCERTAIN AND, THEREFORE, THE POTENTIAL EFFECT ON INVESTORS IS UNCERTAIN;

D)

EVEN IF REORGANIZED COMPANY MERGES WITH A PRIVATE ENTITY, THE COMBINED ENTITY MAY NOT BE ABLE TO QUALIFY TO TRADE ON A PUBLIC MARKET;

E)

EVEN IF THE REORGANIZED COMPANY MERGES WITH A PRIVATE ENTITY, THE COMBINED ENTITY FACES A MYRIAD OF PROBLEMS THAT ANY COMPANY MAY FACE IN TODAY’S ECONOMIC CLIMATE, AND MAY BE UNSUCCESSFUL.

F)

ANY BUSINESS COMBINATION MAY RESULT IN THE EQUITY INTEREST OF SHAREHOLDERS AND CREDITORS DELIVERED PURSUANT TO THE TERMS OF THE PLAN, BEING FURTHER DILUTED AND, THEREFORE, BEING OF LITTLE OR NO VALUE;

G)

A MARKET MAY NOT EXIST FOR THE COMPANY’S COMMON STOCK;

H)

THE REORGANIZED COMPANY IS CONTROLLED BY IACE INVESTMENTS TWO, INC. AS SUCH, THE MINORITY SHAREHOLDERS HAVE NO MEANINGFUL INPUT INTO THE DIRECTION OF THE COMPANY.

ADDITIONAL RISK FACTORS

INVESTING IN THE COMPANY’S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER.

The Company’s business is subject to numerous risk factors, including the following:

1.

The Company has had no operating history since June 2006, nor any revenues or earnings from operations and it is insolvent.

The Company has no assets or financial resources. It will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until it can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

2.

The Company’s proposed plan of operation is speculative.

The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that it will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of its operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company’s control.

3.

The Company faces intense competition for business opportunities and combinations.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be the Company’s desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company has and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4.

The Company has no agreements for a business combination or other transaction and has not established standards for a business combination.

The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for the Company’s evaluation. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to it. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which it would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5.

The Company’s success is dependent upon management that has other full time employment, has limited experience and will only devote limited part time working for the Company, and this makes the Company’s future even more uncertain.

Mr. Ditanna, our sole director and officer, entered into a written employment agreement to provide services part-time and office space. We have not obtained key man life insurance. Notwithstanding the combined limited experience and time commitment of management, loss of the services would adversely affect the Company’s chances of combining with a private entity within the Court ordered deadline.

6.

The Company’s Director, who is its sole Officer, has a conflict of interest in that he is an officer and director of other companies, which will prevent him from devoting full-time to the Company’s operations, which may affect its operations.

7.

The reporting requirements under federal securities law may delay or prevent the Company from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

8.

The Company’s present management most likely will not remain after it completes a business combination.

A business combination involving the issuance of Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

9.

At this time the Company does any business combination, each shareholder will most likely hold a substantially lesser percentage of ownership in the Company.

Any business combination with a private entity, in all likelihood, will result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Stock would result in reduction in the percentage of shares owned by present and prospective shareholders and may result in a change in control or in management.

10.

As a shell company, the Company faces substantial additional adverse business and legal consequences.

The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revised the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity's inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11.

The Company’s Common Stock may never be widely traded and any shareholder may have no ability to sell the shares.

While the Company’s stock has a trading symbol to facilitate trades on the OTC "Pink Sheets," there is no significant public trading market for the shares of Common Stock. In addition, there can be no assurance that a liquid market for the Common Stock will be established or that, if established, a market will be sustained. Therefore, the investor may be unable to sell the shares. Accordingly, the investor should be able to bear the financial risk of losing the entire investment.

Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The NASD Regulation, Inc. will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c-211 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities, a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks. There is no assurance that the Common Stock will be accepted for listing on the OTC Bulletin Board or on any trading system other than the OTC "Pink Sheets."

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own or rent any real property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit other than the Bankruptcy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter ended June 29, 2007

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s Common Stock was delisted from the NASDAQ National Market on April 19, 2006 following the Company’s filing of the Chapter 11. The Company was currently trading on the Pink sheets under the symbol “VRLKQ” until June 30, 2008. On June 30, 2008, the symbol was changed to VERLQ. As of June 30, 2008, the bid price of the Company’s shares was $0.001 per share. The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Fiscal 2007 — Quarter Ended	June 29	March 30	December 29	September 29
Market Price: High	$ .009	$ .006	$ .007	$ .024
Low	$ .003	$ .003	$ .002	$ .004

Fiscal 2006 — Quarter Ended	June 30	March 31	December 30	September 30
Market Price: High	$ 0.65	$ 1.13	$ 1.06	$ 1.28
Low	$ 0.01	$ 0.61	$ 0.74	$ 1.01

(b) As of June 30, 2008, there were approximately 291 record holders of our Common Stock.

(c) Dividend Policy. The Company not paid any dividends since its our inception. The Company currently does not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be a the discretion of the Company’s our Board and will depend upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Company’s Boards may deem relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO PENDING BANKRUPTCY

The following discussion and analysis of our financial condition and results of discontinued operations should be read in conjunction with our consolidated financial statements, including all notes attached to these statements, which appear in Item 8 of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from these anticipated by these forward-looking statements, due to many factors including those set out in the “Risk Factors”, “Business” and other sections of this filing.

Plan of Operation

On April 9, 2006, Verilink Corporation and its wholly owned subsidiary, Larscom Incorporated, filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”). In May 2006, an order, as amended, was entered by the Court authorizing the sale of our business operations in an auction process, which provided, among other things, (i) for the sale of substantially all the assets of the company for all cash consideration; (ii) for a minimum $7.5 million initial bid; (iii) that initial bids be submitted on or before June 2, 2006; (iv) for an auction to be held on June 6, 2006; and (v) for a closing of the sale of the business by June 15, 2006.

On June 15, 2006, we completed the sale of substantially all of our assets to SCS Fund L.P. for (i) $5,250,000 in cash paid at closing, (ii) the assumption of certain assumed liabilities and (iii) the payment of certain “Cure Costs” as defined in the Agreement. In January 2007, the Court approved the Second Amended Joint Plan of Reorganization (the “Plan”) of Verilink and Larscom, which included (i) the sale of the Verilink shell to an outside investor group, and (ii) the creation of a Liquidating Trust that will be responsible for, among other things, payments to the unsecured creditors pursuant to the Plan. As a result of the sale of substantially all assets, the Company ceased all operations on June 15, 2006.

Prior to ceasing operation in June 2006, Verilink was a provider of broadband access products and services. We developed, manufactured, and marketed integrated access devices (“IADs”), Optical Ethernet access products, wireless access devices, and bandwidth aggregation solutions. These products were sold to service providers, enterprise customers, and original equipment manufacturer (OEM) partners, and were deployed worldwide as targeted solutions for applications involving voice over IP (VoIP), voice over ATM (VoATM), voice over DSL (VoDSL), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, service inter-working, and the migration of networks from traditional time-division multiplexing (TDM) based access to IP/Ethernet.

Results of Operations of Prior Discontinued Activities

Sales

	Fiscal Year Ended
	June 29, 2007	June 30, 2006
	(thousands)
Net sales	$ —	$ 33,140
Percentage change from preceding year	(100)%	38%

Liquidity and Capital Resources

At June 29, 2007, Verilink had no cash.

On April 9, 2006, we filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Alabama, Case Numbers 06-50866 and 06-80567, respectively. We continued to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On January 26, 2007, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Second Amended Joint Plan (the “Plan”) proposed by us. The Plan became effective on January 31, 2007.

Pursuant to the Confirmation Order, we were ordered to: (1) Implement a reverse stock split to lower our outstanding common stock to 10,000 shares. The effect of the reverse split is that one share of common stock issued prior to the Confirmation Order is now equal to 1/2,581th of a share; (2) Issue 25,000,000 restricted shares of New Common Stock, which are not subject to the reversal, to the contributor of the debtor-in-possession loan; (3) Issue 1,000,000 shares of restricted shares of New Common Stock, which are not subject to the reversal, and 5,000,000 warrants, to the investor of the administrative loan; (4) Issue 75,000 shares under the Bankruptcy Code to The Bankruptcy Trustee to be distributed according to the Plan; (5) Issue 100 shares of New Common Stock to each unsecured creditor; (6) replace all current directors and current officers with new directors and officers.

The second step in the Restructuring Transaction is the potential Business Combination of Reorganized Verilink with another company. Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to August 13, 2008.

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE AUGUST 13, 2008 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE AUGUST 13, 2008 DEADLINE.

ITEM 7. FINANCIAL STATEMENTS

VERILINK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements Included in Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verilink Corporation

We have audited the accompanying consolidated balance sheets of Verilink Corporation (“Verilink”) as of June 29, 2007 and June 30, 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years ended June 29, 2007 and June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verilink as of June 29, 2007 and June 30, 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company no working capital or operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

June 30, 2008

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

June 29, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ —	$ 1,329
Restricted cash	—	333
Other current assets	—	95
Total current assets	—	1,757
Other assets	—	28
	$ —	$ 1,785
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$ —	$ 74
Accrued salaries and wages	—	11
Accrued liabilities	—	856
Total current liabilities	—	941
Liabilities not subject to compromise
Pre-petition liabilities	—	9,089
Total liabilities	—	10,030

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 40,000 shares authorized; 10 shares issued and outstanding in 2007 and 2006, respectively	-	-
Additional paid-in capital	91,059	91,059
Accumulated other comprehensive loss	(63)	(63)
Accumulated deficit	(90,996)	(99,241)
Total stockholders' deficit	—	(8,245)
	$ —	$ 1,785

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	June 29, 2007	June 30, 2006

Loss from continuing operations	$ —	$ —
Loss from discontinued operations, including loss on sale of net assets of $2,291 in 2006	(578)	(27,022)
Gain on settlement of pre-petition liabilities	55	—
Gain on debt discharge	8,768	—
Income (loss) from discontinued operations	8,245	(27,022)
Net income (loss)	$ 8,245	$ (27,022)

Net income (loss) per share, basic and diluted	$ 824.50	$ (2,702.20)

Weighted average shares outstanding, basic and diluted	10	10

Consolidated Statements of Comprehensive (Income) Loss:
Net income (loss)	$ 8,245	$ (27,022)
Foreign currency translation adjustments	—	(11)
Comprehensive loss	$ 8,245	$ (27,033)

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

June 29, 2007	June 30, 2006
Cash flows from operating activities:
Income (loss) from discontinued operations	$ 8,245	$ (27,022)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) discontinued operations:
Depreciation and amortization	—	2,630
Stock-based compensation	—	621
Expense related to stock awards	—	752
Reorganization items	(8,768)	—
Gain on settlement of pre-petition liabilities	(55)	—
Impairment charges	—	13,150
Loss on sale of assets in bankruptcy	—	2,291
Loss on disposal of property, plant and equipment	—	69
Change in fair value of warrants liability	—	(739)
Amortization of debt discount	—	2,923
Changes in assets and liabilities:
Accounts receivable	—	7,300
Inventories	—	1,221
Other assets	123	21
Accounts payable	(74)	(4,870)
Accrued expenses and other current liabilities	(867)	(3,757)
Other non-current liabilities	(266)	5,541
Net cash provided by (used in) discontinued operations	(1,662)	131
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(285)
Cash received on disposal of property, plant and equipment	—	6,540
Cash received on sale of assets in bankruptcy	—	5,250
Decrease in restricted cash	333	—
Payments related to product line acquisitions	—	(239)
Net cash provided by investing activities	333	11,266
Cash flows from financing activities:
Repayment of bank borrowings and long-term debt	—	(13,295)
Proceeds from issuance of common stock under stock plans	—	13
Repurchase of common stock	—	(279)
Net cash provided by (used in) financing activities	—	(13,561)
Change in other comprehensive loss	—	(11)
Net increase (decrease) in cash and cash equivalents	(1,329)	(2,175)
Cash and cash equivalents at beginning of year	1,329	3,504
Cash and cash equivalents at end of year	$ —	$ 1,329

Supplemental disclosures:
Cash paid for interest	$ —	$ 918
Cash paid for income taxes	$ —	$ —
Non-cash investing and financing activities:
Common stock issued in connection with note conversion	$ —	$ 71
Common stock issued in connection with acquisition of product line	$ —	$ 2,076

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-in	Comprehensive	Earnings
	Shares	Amount	Capital	Loss	(Deficit)	Total
Balance at July 1, 2005	9	$ -	$ 88,043	$ (52)	$ (72,219)	$ 15,772
Issuance of common stock under stock plans	-	-	766	—	—	766
Shares issued in acquisition of product line	1	-	2,076	—	—	2,076
Purchase and retirement of treasury stock	-	-	(279)	—	—	(279)
Stock-based compensation	—	—	621	—	—	621
Shares issued on senior note conversion	-	-	71	—	—	71
Reclassification of warrants liability and other	—	—	(239)	—	—	(239)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(27,022)	(27,022)
Balance at June 30, 2006	10	-	91,059	(63)	(99,241)	(8,245)
Net income	—	—	—	—	8,245	8,245
Balance at June 29, 2007	10	$ -	$ 91,059	$ (63)	$ (90,996)	$ —

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company

Verilink Corporation, a Delaware Corporation, was incorporated in 1982. Prior to ceasing operations in June 2006, we developed, manufactured, and marketed integrated access devices, Optical Ethernet access products, wireless access devices, and bandwidth aggregation solutions for network service providers, enterprise customers, and original equipment manufacturer partners. Our integrated network access and customer premises/located equipment products were used by network service providers.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The auditor’s report on our financial statements as of June 29, 2007 contains an explanatory paragraph, which refers to our operating losses, negative cash flow from operations and bankruptcy which raise substantial doubt about our ability to continue as a going concern. We filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Alabama on April 9, 2006, which is more fully described in Note 2 below.

Basis of presentation

Our fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30.

Reverse stock split

On June 30, 2008, we implemented a 1 for 2581 reverse stock split. The par value of the common stock was not affected by the reverse stock split. All shares and per share amounts have been restated in the consolidated financial statements and in the notes to the consolidated financial statements for all periods presented to reflect the reverse stock split as if it occurred on the first day of the first period presented.

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

Short-term investments

We consider highly liquid instruments with a maturity greater than three months when purchased to be short-term investments. Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders' equity except those unrealized losses that are deemed to be other than temporary which are reflected in the statements of operations. No such losses were recorded during any of the periods presented.

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

Long-lived assets

We review long-lived assets for impairment under the guidance prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. An impairment loss of $400,000 was recorded in fiscal 2006 as part of loss from discontinued operations.

Goodwill

We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to identifiable assets acquired and liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. During fiscal 2006, we recorded impairment charges related to goodwill of $1,114,000 as part of loss from discontinued operations. (see Note 4)

Other intangible assets

Other intangible assets are amortized on a straight-line basis over the estimated economic lives, which range from three to eleven years. Other intangible assets are reviewed for impairment on an undiscounted cash flow basis, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 2006, we recorded impairment charges related to other intangible assets of $11,636,000 as part of loss from discontinued operations. (see Note 5)

Stock-based compensation

The Company accounts for employee stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment. SFAS 123R requires us to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date.

Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period.

Comprehensive loss

Comprehensive loss consists of net loss and gains or losses on our foreign currency translation adjustments, and is presented in the Consolidated Statement of Operations and Comprehensive Income (Loss).

Note 2 — Bankruptcy and Discontinued Operations

On April 9, 2006, Verilink Corporation and its wholly owned subsidiary, Larscom Incorporated, filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of

Alabama. In May 2006, an order, as amended, was entered by the Court authorizing the sale of our business operations in an auction process, which provided, among other things, (i) for the sale of substantially all the assets of the company for all cash consideration; (ii) for a minimum $7.5 million initial bid; (iii) that initial bids be submitted on or before June 2, 2006; (iv) for an auction to be held on June 6, 2006; and (v) for a closing of the sale of the business by June 15, 2006.

On June 15, 2006, we completed the sale of substantially all of our assets to SCS Fund L.P. for (i) $5,250,000 in cash paid at closing, (ii) the assumption of certain assumed liabilities and (iii) the payment of certain “Cure Costs” as defined in the Agreement. We recognized a loss on the sale of these net assets of $2,291,000 determined as follows (in thousands):

Net assets sold as of June 15, 2006:
Accounts receivable, net	$ 2,768
Inventories, net	5,971
Other current assets	608
Property, plant and equipment, net	638
Intangible assets	50
Other assets	105
Accrued expenses	(2,599)
Net assets	7,541
Cash received	5,250
Loss on sale of net assets	$ (2,291)

The principal and interest due under the senior secured convertible notes of approximately $5,425,000 was paid in full with proceeds received from the sale of assets.

Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to August 13, 2008.

Summary operating results of the discontinued operations for the years ended June 29, 2007 and June 30, 2006 were (in thousands):

Fiscal Year Ended
	June 29, 2007	June 30, 2006
Revenue	$ —	$ 33,140
Income (loss) from discontinued operations	$ 8,245	$ (27,022)

Note 3 — Restricted Cash

As of June 30, 2006, restricted cash of $333,000 consists of a deposit with our bank for an irrevocable letter of credit for a like amount that is used as collateral for the lease on the Newark, California facility.

Note 4 —Goodwill

During the third quarter of fiscal 2006, we completed an interim test for impairment of goodwill due to a triggering event that occurred following the end of the quarter that we believe will more likely than not, reduce the fair value of goodwill below its carrying value. The triggering event was the voluntary petition for bankruptcy. Based on the initial impairment assessment, we determined that the fair value of our reporting unit was less than its carrying value after considering a combination of quoted market prices and discounted cash flows. In order to determine the amount of the goodwill impairment, we prepared a purchase price allocation using a discounted cash flow model. The projected discounted cash flow model was prepared using a discount rate commensurate with the risk inherent in our current business model. As a result, we recorded an impairment charge related to goodwill of $1,114,000 as part of loss from discontinued operations.

Note 5 –Other Intangible Assets

Amortization expense relating to other intangible assets was $1,706,000 for fiscal 2006 and recorded as part of loss from discontinued operations. All of our other intangible assets were sold in connection with the sale of assets in June 2006 (see Note 2).

In fiscal 2006, we recognized $9,651,000 in impairment losses in the third quarter on certain identifiable intangible assets (customer relations, existing technology and trade names) acquired primarily in connection with the Larscom and XEL acquisitions. Projected sales and margins of the acquired products have been lower than expected. As a result, projected future cash flows related to these intangible assets were determined to be less than the carrying values. The revised carrying values of these intangible assets were calculated using discounted estimated future cash flows. We also recognized $1,985,000 in impairment losses in the second quarter on certain identifiable intangible assets (existing technology) acquired in connection with the Larscom acquisition. Projected sales of some of the acquired products have been lower than expected. As a result, projected future cash flows related to the existing technology intangible assets were determined to be less than the carrying values. The revised carrying values of these intangible assets were calculated using discounted estimated future cash flows. These impairment losses are recorded as part of loss from discontinued operations.

Note 6 — Pre-petition Liabilities and Debt

Included in pre-petition liabilities as of June 30, 2006 are the following (in thousands):

June 30, 2006
Accounts payable and accrued expenses	$ 6,107
Convertible promissory notes	2,880
Capital lease obligations	102
$ 9,089

Pre-petition liabilities were discharged and transferred to the Verilink Liquidating Trust in February 2007 pursuant to the Plan of Reorganization. However, the Company remains contingently liable for these items, and if the Company does not combine with a viable private entity by the August 13, 2008 deadline, these liabilities will be transferred back to the Company.

Senior Secured Convertible Notes

As noted in Note 2 above, the principal and interest due under the senior secured convertible notes of approximately $5,425,000 was paid in full with proceeds received from the sale of assets.

In March 2005, we entered into a securities purchase agreement for the private placement of up to $15,000,000 of senior secured convertible notes to six institutional investors. On March 9, 2006 and October 31, 2005, we entered into amendment agreements (“Amendments”) with each of the holders of the senior secured convertible notes, which modified certain terms of the Agreement, senior secured convertible notes, and warrants. We issued an initial $10,000,000 of senior secured convertible notes, which was convertible into common stock at an initial stated price of $3.01 per share, but subsequently amended to $0.7826 per share by the March 2006 Amendments. We recorded initial discounts of (i) $1,870,000 from the allocation of the proceeds to the debt and warrants in accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and (ii) $1,077,000 related to debt issuance costs. We recorded additional loan costs of $499,000 in fiscal 2006 related to (i) 900,000 shares of Series B warrants issued in connection with the March 2006 Amendments, (ii) the change in the value of the embedded conversion option as a result of the decrease in the stated conversion price of the senior secured convertible notes, and (iii) the increase in the fair value of Series A warrants due to the reduction in the exercise price of these warrants made in connection with the October 2005 Amendments. We recorded the difference between the face value and discounted amount as additional interest expense over the adjusted estimated life of the senior secured convertible notes. Warrants to purchase shares of our common stock issued in connection with the initial transaction and the March 2006 Amendments are described in Note 10 – Stock Warrants. Substantially all of our assets were pledged as collateral for amounts outstanding under the senior secured convertible notes.

The senior secured convertible notes, as amended, required interest at a rate of nine percent per annum and were repayable in arrears in quarterly installments beginning July 2005, or earlier upon the occurrence of certain events. The March 2006 Amendments reduced the quarterly installment payments from $1,000,000 to the lesser of (i) $500,000, (ii) $500,000 less 50% of the value of the shares converted the previous quarter in excess of the required conversions as described in the following sentence, or (iii) the unpaid principal amount. The holders of the senior secured convertible notes were required to convert a minimum of 100,000 shares of our common stock during each 22 consecutive trading day periods subject to certain conditions and conversion prices, including a minimum conversion price of $0.5217 per share. In fiscal 2006, senior secured convertible notes in the face amount of $71,000 were converted into 118,800 shares of common stock.

In addition to regularly scheduled installment payments, if, as of the end of each fiscal quarter during the period in which the senior secured convertible notes were outstanding, we failed to maintain certain targeted working capital requirements, as defined in the notes, as amended, the holders of the senior secured convertible notes could require us to make an additional installment payment under the senior secured convertible notes which shall be, at the option of each holder, such holder’s pro rata portion of one of the following: (1) the difference between (A) the unpaid principal, interest and any late charges then remaining under the senior secured convertible notes and (B) 60% of our working capital amount, as determined in accordance with the terms of the senior secured convertible notes, (2) $2,000,000 or (3) such lesser amount if reduced in accordance with the terms of the senior secured convertible notes.

On January 11, 2006, we paid $1,694,000 to the senior note holders as required by the October 2005 Amendments as their share of the net proceeds from our sale of the Property located in Huntsville, Alabama.

Convertible Promissory Notes

We issued two convertible promissory notes in February 2004 totaling $10,480,000 in connection with our acquisition of XEL Communications, Inc. In May 2004, the holder of the $10,000,000 convertible promissory note converted $7,250,000 of the outstanding principal amount of the note into 1,361,758 shares of our common stock. These convertible promissory notes earn interest at a rate of 10% per annum, as amended in February 2006, and were originally scheduled to mature in February 2006. As of February 6, 2006, the holders of these notes agreed to amendments, which, among other things, extended the maturity date of these notes to one year after the payment of the senior secured convertible notes or February 2009, whichever occurs earlier. The holders may convert the note in whole or in increments of at least $1,000,000 into our common stock at a conversion price of $5.324 per share. Under the terms of the $10,000,000 convertible promissory note, the note was reduced by $350,000 for payment of retention bonuses in February 2005 to certain XEL employees pursuant to retention agreements between us and the employees. As the retention bonuses were accrued and charged to compensation expense, the carrying value of the convertible promissory note was reduced and other income from the loan reduction was recorded, which totaled $121,000 and $229,000 in fiscal 2005 and 2004, respectively. At June 30, 2006, the amount outstanding under these convertible promissory notes is included in Pre-petition liabilities on the consolidated balance sheet.

Capital Lease Obligations

Long-term debt at June 30, 2006 also includes two capital lease obligations totaling $102,000 with monthly payments totaling approximately $5,000, including interest at rates ranging from 11.4% to 13.6%. In connection with our bankruptcy petition, these leases were stayed and no further payments were made. The amount outstanding at June 30, 2006 is included in Pre-petition liabilities on the consolidated balance sheet.

Note 7 — Restructuring Charges

In fiscal 2006, we completed cost reduction actions that included, among other things, the closure of our Newark, California office and transitioned certain functions in that office to the appropriate facility in either Madison, Alabama or Centennial, Colorado. As part of these cost reduction efforts, we reduced our workforce by approximately 17% and recorded restructuring charges totaling $1,182,000 in fiscal 2006, including one-time termination benefits for departing personnel of $687,000, contract termination costs of $375,000 and abandonment of leasehold improvements totaling $120,000. The following table provides details of the activity and remaining balances for restructuring charges as of June 30, 2006 (in thousands):

	Total Charges	Real Estate and Other Costs	Employee Termination Costs
Balance as of July 1, 2005	$ 776	$ 775	$ 1
Restructuring charges in the year-to-date period	1,182	495	687
Balance sheet reclassifications:
Reclass deferred rent liability to restructuring accrual	157	157	--
Write-off leasehold improvements	(120)	(120)	--
Payments made in common stock	(401)	--	(401)
Payments made in cash	(604)	(353)	(251)
Balance as of June 30, 2006 (included in pre-petition liabilities)	$ 990	$ 954	$ 36

Note 8 — Income Taxes

The components of the net deferred income tax assets and liabilities at June 29, 2007 and June 30, 2006, are as follows (in thousands):

	June 29, 2007	June 30, 2006
Net operating loss carryforwards	$ 54,150	$ 56,084
Credit carry forwards	3,857	3,857
Other	—	1,171
Total deferred tax assets	58,007	61,112
Valuation allowance	(58,007)	(61,112)
Net deferred tax assets	$ —	$ —

Internal Revenue Code Section 382 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset future taxable income will be significantly limited due to the changes of ownership from the bankruptcy court actions.

Note 9 — Capitalization

Preferred Stock

We have 1,000,000 shares of $0.01 par value preferred stock authorized, of which none were issued on June 29, 2007 or June 30, 2006.

Stock Warrants Activity

On March 9, 2006, we issued Series B warrants in connection with the March 2006 Amendments of the $10,000,000 senior convertible notes to purchase up to 900,000 shares of our common at a price per share of $1.00. These warrants had a term of three years and are exercisable subject to an effective registration statement to be filed by us. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", these warrants were classified as a short-term liability and were recorded at fair value on the date of issuance. As a liability, the warrants are revalued each period until and unless the warrants are exercised. These warrants were terminated in connection with the repayment of the senior secured convertible notes in June 2006.

On March 21, 2005, we issued Series A warrants in connection with the issuance of the $10,000,000 senior secured convertible notes to purchase up to 830,563 shares of our common at a price per share of $3.41, which was reduced to

$0.93 per share pursuant to the October 2005 Amendments. These warrants had a term of five years and became exercisable beginning September 21, 2005. As of July 1, 2005, these warrants were classified in the equity section of our consolidated balance sheet. These warrants with a carrying value of $384,000 as of March 9, 2006 were reclassified to warrants liability as of that date in accordance with EITF 00-19. These warrants were also terminated in connection with the repayment of the senior secured convertible notes in June 2006.

Subsequent Equity Transactions

On January 31, 2007, the Bankruptcy Court ordered the Company to implement a reverse stock split to lower the outstanding shares of the Company to 10,000 shares. The effect of the reverse split is that one (1) share of stock issued prior to the Confirmation Order is now equal to 1/2581 share. The Court authorized the Board of Directors to file an Amendment to the Articles of Incorporation to implement the Reverse Stock. On May 2, 2008, the Company filed the Amendment to the Articles of Incorporation to implement the Reverse Stock Split. The reverse stock split became effective on June 30, 2008.

Following the reverse stock split, the Company issued the following shares on June 30, 2008:

1.

Issued 25,000,000 restricted shares of the New Common Stock, which are not subject to the reversal, to the IACE Investments Two, Inc.;

2.

Issued 1,000,000 shares of restricted shares of the New Common Stock, which are not subject to the reversal, and 5,000,000 warrants, to the Venture Fund I, Inc., pursuant to the terms under the DIP Loan.

3.

Issued 75,000 shares under the Bankruptcy Code to The Bankruptcy Trustee to be distributed according to the Plan.

4.

Issued 100 shares of the New Common Stock to the holder of each Allowed Unsecured Claim in Class 7, held in escrow until the Business Combination occurs.

Stock Warrants

Pursuant to the terms of the DIP Loan and Plan, the Board of Directors issued 1,000,000 shares of the New Common Stock and 5,000,000 warrants to Venture Fund I, Inc., for providing the DIP Loan. The new equities issued by Verilink in satisfaction of the DIP Note to the Investor, are exempt from registration and the requirements of federal and state securities laws in accordance with Section 1145 of the Bankruptcy Code.

The warrants are exercisable by Venture Fund I, Inc. for 5,000,000 non-assessable shares of common stock, $0.001 par value at any time on or prior to November 30, 2016, upon payment by Venture Fund I, Inc., of the purchase price of $25.00 per share. Venture Fund I, Inc. shall have the right to exercise these warrants at any time for the full exercise of $25.00 per share prior to the warrants’ expiration upon delivery of payments to the Reorganized Verilink. The number of shares called or exercised at any given time and the purchase price per share shall be subject to adjustment from time to time by the Board of Directors of the Company.

Venture Fund I, Inc. is owned 100% by Ruth Shepley, a private individual unrelated to any of the former or current directors, officers, or substantial creditors of the Debtors. The sole officer and director of Venture Fund I, Inc. is Ms. Shepley. Venture Fund I, Inc. and Ms. Shepley are private investors who have invested in similar transactions previously. Neither Ms. Shepley nor Venture Fund I, Inc. own a controlling interest in any entity that is anticipated to be a candidate for a Business Combination with Verilink. The securities issued to Venture Fund I, Inc. are to be held in trust until the Reorganized Company has filed with the SEC all reports and statements necessary in connection with the Business Combination

Note 10 — Stock-Based Compensation

Stock Incentive Plans

All of the following stock incentive plans were cancelled by the Bankruptcy Court pursuant to the First Amended Joint Plan of Reorganization on January 6, 2007. There was no activity in any of the plans in fiscal 2007.

2004 Stock Incentive Plan

A total of 2,300,000 shares of common stock were reserved for issuance under the 2004 Stock Incentive Plan to eligible employees, officers, directors, and other service providers upon the exercise of equity based incentives, including incentive stock options, NSOs, stock appreciation rights, stock awards and other stock incentives. In addition, the number of shares of common stock for issuance under the 2004 Plan will automatically increase by the lesser of (a) 1,000,000 or (b) the result of 1,800,000 minus the maximum number of shares available for issuance under the 2004 Plan immediately prior to the calculation of the annual adjustment. These automatic annual increases will be made as of the last day of our fiscal year until the expiration of its term. Therefore, on July 1, 2005, shares under the 2004 Plan increased by 1,000,000 shares. The number of shares of our common stock reserved will be reduced only by the number of shares actually issued to participants in the 2004 Plan. The 2004 Plan was approved by stockholders at a meeting on July 28, 2004. Options granted under the 2004 Plan must be for option periods not to exceed ten years at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 2004 Plan to employees typically provide for the immediate exercise of the option with a four-year vesting period, provided that the optionee remains continuously employed by us. Upon cessation of employment for any reason, we have the option to repurchase all unvested shares of common stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. A total of 381,432 options outstanding as of June 30, 2006 in the table below were issued under the 2004 Plan.

2004 New Hire Stock Incentive Plan

A total of 500,000 shares of common stock were reserved for issuance under the 2004 New Hire Stock Incentive Plan to eligible newly hired employees, officers, directors and other service providers upon the exercise of equity based incentives, including nonqualified stock options, stock appreciation rights, stock awards and other stock incentives. The number of shares of our common stock reserved will be reduced only by the number of shares actually issued to participants in the New Hire Plan. The New Hire Plan was adopted by our Board of Directors on December 6, 2004. The term and exercise price for options granted under the New Hire Plan are determined by the administrative committee on the date of grant. Options granted under the New Hire Plan to employees typically provide for the immediate exercise of the option with a four-year vesting period, provided that the optionee remains continuously employed by us. Upon cessation of employment for any reason, we have the option to repurchase all unvested shares of common stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. A total of 96,674 of the options outstanding as of June 30, 2006 in the table below were issued under the New Hire Plan.

2002 Stock Incentive Plan

A total of 2,500,000 shares of common stock were reserved for issuance under the 2002 Stock Incentive Plan to eligible employees, officers, directors, and other service providers upon the exercise of equity based incentives, including ISOs, NSOs, stock appreciation rights, stock awards and other stock incentives. Options granted under the 2002 Plan to employees generally vest over a four-year period, provided that the optionee remains continuously employed by us. ISOs granted under the 2002 Plan must be issued at prices not less than 100% of the fair market value of the stock on the date of grant and with terms not exceeding ten years. ISOs granted to stockholders who own greater than 10% of the outstanding stock must be issued at prices not less than 110% of the fair market value of the stock on the date of grant and with terms not exceeding five years. A total of 645,783 of the options outstanding as of June 30, 2006 in the table below were issued under the 2002 Plan.

1993 Amended and Restated Stock Option Plan

The 2002 Plan replaced our 1993 Amended and Restated Stock Option Plan with respect to shares available for future grant. A total of 1,825,864 of the options outstanding as of July 1, 2005 in the table below were issued under the 1993 Plan. Options granted under the 1993 Plan were for periods not to exceed ten years and were issued at prices not less than 100% and 85% for ISOs and NSOs, respectively, of the fair market value of the stock on the date of grant. Options granted under the 1993 Plan to employees are generally exercisable immediately and the shares issued upon exercise generally vest over a four-year period, provided that the optionee remains continuously employed by us. Upon cessation of employment for any reason, we have the option to repurchase all unvested shares of common stock issued upon exercise of an option at a repurchase price equal to the exercise price of such shares. A total of 1,553,275 of the options outstanding as of June 30, 2006 in the table below were issued under the 1993 Plan.

Stock Options Assumed

In connection with our acquisition of Larscom in July 2004, we assumed all the outstanding options under the Larscom stock incentive plans, including ISOs and NSOs, to purchase approximately 665,172 shares of our common stock. These options were 100% vested as of the date assumed. A total of 15,265 of the options outstanding as of June 30, 2006 in the table below were assumed in the Larscom acquisition.

The following table summarizes stock option activity under our stock option plans described above and the options assumed in the Larscom acquisition for fiscal 2007 and 2006:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance at July 1, 2005	1,670,698	5,603,254	2.98
Plan shares expired	(722,103)	—	—
Granted	(967,750)	967,750	0.79
Stock awards	(1,059,482)	—	0.86
Exercised	—	(43,270)	0.34
Canceled	3,835,305	(3,835,305)	3.32
Balance at June 30, 2006	2,756,668	2,692,429	1.75
Cancellation of plans	(2,756,668)	(2,692,429)	—
Balance at June 29, 2007	—	—	$ —

The weighted average estimated grant date fair value of options granted during fiscal 2006 under our stock option plan was $0.50. The total intrinsic value of options exercised during fiscal 2006 was $32,000. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was zero. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

Stock-Based Compensation

Effective June 30, 2006, we adopted SFAS 123R. See Note 1 for a description of our adoption of SFAS 123R. We use the Black-Scholes option pricing model to determine the fair value of stock option shares granted. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as other assumptions, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using the historical volatility in our common stock over a period similar to the expected term on the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. In light of the bankruptcy petition and the termination of all employees, we assumed 100% forfeitures in our 2006 calculation of stock-based compensation expense. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value stock option grants are as follows:

	2007	2006
Expected dividend yield	n/a	0.0%
Expected stock price volatility	n/a	106%
Risk free interest rate	n/a	4.38%
Expected life (years)	n/a	2.97

The adoption of SFAS No. 123R resulted in compensation expense related to stock incentive awards of $621,000 in fiscal 2006. Additionally, stock awards issued in payment of severance pay totaling $752,000 was charged to expense in fiscal 2006. No future compensation related to stock incentive awards will be charged to expense since the employment of all employees was terminated on or before June 30, 2006.

Note 11 — Subsequent Events

Note 9 above describes the various equity transactions that occurred subsequent to our balance sheet date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Due to our bankruptcy, we are operating and controlled by the Reorganization Plan approved by the Bankruptcy Court. Prior to the filing of the Bankruptcy, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph as the Bankruptcy is still pending.

ITEM 8B. OTHER INFORMATION

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identifying Directors and Executive Officers

On January 31, 2007, directors and officers were removed from office and replaced by James Ditanna. The following table describes certain information about our executive officers and directors as of June 29, 2007.

Name	Age	Position	Director Since
James Ditanna	58	President, Chief Executive Officer	January 31, 2007

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

James Ditanna is a graduate of Drexel University, Philadelphia, Pennsylvania, receiving a Bachelor of Science degree in Business Administration with an accounting and taxation major. Mr. Ditanna graduated from the University of Pennsylvania with dual masters degrees (MBA/MGA) Magna Cum Laude. Mr. Ditanna is also affiliated with American Financial International Group, which has offices throughout the United States and in London, England. Mr. Ditanna has no prior relationship with the Debtors, their officers and directors, any substantial creditors of the debtors or the professionals retained by the Debtors or the Committee. Mr. Ditanna served as a Director in New Harvest Capital Corporation n/k/a Azur Holdings, Inc.; was the CFO and a Director of Tuff Coat Manufacturing, Inc. f/k/a Osage Acquisition Corporation; CFO of Nexmed, Inc.; a Director of Ideal Accents, Inc., and Dexterity Surgical, Inc.

Term of Office. Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b) Significant Employees.

We have no significant employees other than James Ditanna.

(c) Family Relationships.

There are no family relationships among the directors, executive officers or persons nominated or chosen by Verilink to become directors or executive officers.

(d) Certain Legal Proceedings

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

(e) Compliance with Section 16(A) of the Exchange Act

James Ditanna did not file a Form 3 upon becoming a director/officer of the Company. No Form 4 or Form 5 was filed with respect to the foregoing.

(f) Audit Committee Financial Expert

We do not have an audit committee financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, management believes the services of a financial expert are not warranted.

(g) Identification of Audit Committee

We do not have a separately-designated standing audit committee. Instead, our Director performs the required functions of an audit committee. James Ditanna is the only member of our Board of Directors and is its functional-equivalent of an audit committee. Our director does not meet the independent requirements for an audit committee member. The Director selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. We have not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet our requirements at this time.

(h) Disclosure Committee and Charter

We have no disclosure committee or disclosure committee charter, as we have not been operating and have only one officer and director.

(i) Code of Ethics

We do not have a formal Code of Ethics as we have not been operating and have had no reason to adopt such a code at this time.

ITEM 10. EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Other Annual ($)(3)	Restricted Stock Awards ($)	Securities Underlying Options (#)(4)	All other Compensation ($)(5)
James Ditanna, President/Sole Director	2007	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

James Ditanna as the sole director and executive officer does not own any Verilink common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

1.

Any of our current directors or officers;

2.

Any person proposed as a nominee for election as a director;

3.

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

4.

Any of our promoters;

5.

Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS

Exhibit Number	Description
23.1†	- Consent of Malone & Bailey, PC
31.1†	- Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2†	- Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1†	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the fiscal years ended June 29, 2007 and June 30, 2006, we paid (or will pay) the following fees to Malone & Bailey PC for the audits in respect of those years:

Fee type – Malone & Bailey, PC	June 29, 2007	June 30, 2006
Audit fees (1)	$37,650	$ 0
All other fees		0
Totals	$37,650	$ 0

(1)

Fees incurred for professional services rendered in connection with the audit of the annual financial statements for each fiscal year, including the review of the quarterly financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verilink Corporation

June 30, 2008

By:

/s/

James Ditanna

James Ditanna

President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Ditanna	President, Chief Executive Officer and Sole Director	June 30, 2008
James Ditanna	(Principal Executive Officer)