Form 10-Q
period 2007-09-28
VERILINK CORP
filed 2008-07-18
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28562

VERILINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware

94-2857548

(State of incorporation)

(I.R.S. Employer

Identification No.)

501 S. Johnstone Ave

Suite 501

Bartlesville, OK 74003

(Address of principal executive offices, including zip code)

(918) 336-1773

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer

Non-accelerated filer ☐

Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of shares outstanding of the issuer's common stock as of July 18, 2008 was 26,104,000 shares.  The shares are restated to reflect reverse stock split 1-for-2581 as of June 30, 2008 and the issuance of shares pursuant to the Bankruptcy Order.

INDEX

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited):

Consolidated Statements of Operations for the three months ended
September 28, 2007 and September 29, 2006

3

Consolidated Balance Sheets as of September 28, 2007 and June 29, 2007

4

Consolidated Statements of Cash Flows for the three months ended
September 28, 2007 and September 29, 2006

5

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis

8

Item 3

Quantitative and Qualitative Disclosures About Market Risk……………………………………………..8

Item 4.

Controls and Procedures

8

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

8

Item 1A

Risk Factors

9

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3

Defaults Upon Senior Securities

9

Item 4

Submission of Matters to a Vote of Securities Holders

9

Item 5

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended
	September 30, 2007	September 29, 2006
Loss from discontinued operations…………………………………………………………..	—	(236)
Gain on settlement of pre-petition liabilities in bankruptcy	--	49
Net loss from discontinued operations	$ --	$ (187)

Net loss per share – basic and diluted	$ (0.00)	$ (18.70)

Shares used in per share calculation – basic and diluted Basic	10	10

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 28, 2007	June 29, 2007
ASSETS
Total assets	$ —	$ —

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders' equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	$	$ —
Common Stock, $0.01 par value; 40,000 shares authorized; 10 shares issued and outstanding	-	-
Additional paid-in capital	91,059	91,059
Accumulated other comprehensive loss	(63)	(63)
Accumulated deficit	(90,996)	(90,996)
Total stockholders' deficit	—	—
Total liabilities and stockholders’ deficit	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net loss from discontinued operations	$ --	$ (187)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of pre-petition liabilities	--	(49)
Changes in assets and liabilities:
Other assets	--	50
Accounts payable	--	(53)
Accrued expenses	--	(405)
Other non-current liabilities	--	(460)
Net cash used in operating activities	--	(1,104)
Cash flows from investing activities:
Decrease in restricted cash	--	333
Net cash provided by investing activities	--	333
Net decrease in cash and cash equivalents	--	(771)
Cash and cash equivalents at beginning of period	--	1,329
Cash and cash equivalents at end of period	$ --	$ 558

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Debtor-in-Possession)

(unaudited)

Note 1-

Basis of Presentation

The accompanying unaudited interim financial statements of Verilink Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Verilink’s Annual Report filed with the SEC on form 10K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal 2007 as reported in the form 10K have been omitted.

Note 2 -

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The company does not have any operations and is which raise substantial doubt about Verlink’s ability to continue as a going concern. Verilink filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Alabama on April 9, 2006

Note 3 – Subsequent Events

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

2.

Issued 1,000,000 shares of restricted shares of the New Common Stock, which are not subject to the reversal, and 5,000,000 warrants, to the Venture Fund I, Inc., pursuant to the terms under the Debtor in Possession Loan.

3.

Issued 75,000 shares under the Bankruptcy Code to The Bankruptcy Trustee to be distributed according to the Plan.

4.

Issued 100 shares of the New Common Stock to the holder of each Allowed Unsecured Claim in Class 7, held in escrow until the Business Combination occurs.

Stock Warrants

Pursuant to the terms of the Debtor in Possession Loan and Plan, the Board of Directors issued 1,000,000 shares of the New Common Stock and 5,000,000 warrants to Venture Fund I, Inc., for providing the Debtor in Possession Loan. The new equities issued by Verilink in satisfaction of the Debtor in Possession Loan to the Investor, are exempt from registration and the requirements of federal and state securities laws in accordance with Section 1145 of the Bankruptcy Code.  The securities issued to Venture Fund I, Inc. are to be held in trust until the Reorganized Company has filed with the SEC all reports and statements necessary in connection with the Business Combination

The warrants are exercisable by Venture Fund I, Inc. for 5,000,000 non-assessable shares of common stock, $0.001 par value at any time on or prior to November 30, 2016, upon payment by Venture Fund I, Inc., of the purchase price of $25.00 per share. Venture Fund I, Inc. shall have the right to exercise these warrants at any time for the full exercise of $25.00 per share prior to the warrants’ expiration upon delivery of payments to the Reorganized Verilink. The number of shares called or exercised at any given time and the purchase price per share shall be subject to adjustment from time to time by the Board of Directors of the Company.

Item 2.

Management’s Discussion and Analysis

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe" "may" "will" "estimate" "continue" "anticipate" "intend" "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions in which Verilink Corporation ("we", "Verilink" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

Description of Business.

Prior to ceasing operation in June 2006, we were a provider of broadband access products and services. We developed, manufactured, and marketed integrated access devices (“IADs”), Optical Ethernet access products, wireless access devices, and bandwidth aggregation solutions. These products were sold to service providers, enterprise customers, and original equipment manufacturer (OEM) partners, and were deployed worldwide as targeted solutions for applications involving voice over IP (VoIP), voice over ATM (VoATM), voice over DSL (VoDSL), wireless backhaul aggregation, Frame Relay service transport, point-to-point broadband services, service inter-working, and the migration of networks from traditional time-division multiplexing (TDM) based access to IP/Ethernet.

PLAN OF OPERATIONS

Verilink has not transacted any business for the quarter ended September 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash or capital resources as of September 28, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Verilink not required to provide the information required by this Item.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, Verilink carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 28, 2007. This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director. Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are effective. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no changes in our internal control over financial reporting during the period ended September 28, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Verilink is not currently a party to any legal proceeding other than the Bankruptcy mentioned above.

Item 1A

Risk Factors

There have been no material changes in our risk factors since June 29, 2007. See risk factors at June 29, 2007 within our Form 10-K.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Securities Holders

None

Item 5

Other Information

None

Item 6

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

VERILINK CORPORATION

Date: July 18, 2008

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

7