Form 10-Q
period 2007-12-28
VERILINK CORP
filed 2008-07-18
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

INDEX

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited):

Consolidated Statements of Operations for the three and six months ended
December 28, 2007 and December 29, 2006

3

Consolidated Balance Sheets as of December 28, 2007 and June 29, 2007

4

Consolidated Statements of Cash Flows for the six months ended
December 28, 2007 and December 29, 2006

5

Notes to Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis

8

Item 3

Quantitative and Qualitative Disclosures About Market Risk……………………………………………..8

Item 4.

Controls and Procedures

8

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

8

Item 1A

Risk Factors

9

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3.

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Securities Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Loss from discontinued operations	--	(226)	--	(462)
Gain on settlement of pre-petition liabilities in bankruptcy	--	6	--	55
Net loss from discontinued operations	$ --	$ (220)	$ --	$ (407)

Net loss per share – basic and diluted	$ --	$ (22.00)	$ --	$ (40.70)

Shares used in per share calculation – basic and diluted Basic	10	10	10	10

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	December 28, 2007	June 29, 2007
ASSETS
Total assets	$ —	$ —

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders' equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	$ —	$ —
Common Stock, $0.01 par value; 40,000 shares authorized; 10 shares issued and outstanding	-	-
Additional paid-in capital	91,059	91,059
Accumulated other comprehensive loss	(63)	(63)
Accumulated deficit	(90,996)	(90,996)
Total stockholders' deficit	—	—
Total liabilities and stockholders’ deficit	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	December 28, 2007	December 29, 2006
Cash flows from operating activities:
Net loss from discontinued operations	$ --	$ (407)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of pre-petition liabilities	--	(55)
Changes in assets and liabilities: Other assets	--	81
Accounts payable	--	(57)
Accrued expenses	--	(579)
Other non-current liabilities	--	(457)
Net cash used in operating activities	--	(1,474)
Cash flows from investing activities:
Decrease in restricted cash	--	333
Net cash provided by investing activities	--	333
Net decrease in cash and cash equivalents	--	(1,141)
Cash and cash equivalents at beginning of period	--	1,329
Cash and cash equivalents at end of period	$ --	$ 188

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 -

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. The company does not have any operations and is which raise substantial doubt about Verlink’s ability to continue as a going concern. Verilink filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Alabama on April 9, 2006.

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

PLAN OF OPERATIONS

Verilink has not transacted any business for the quarter ended December 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter ended December 28, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Verilink not required to provide the information required by this Item.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 28, 2007.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.  Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are effective.  There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no changes in our internal control over financial reporting during the period ended December 28, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

9