Form 10-Q
period 2008-03-28
VERILINK CORP
filed 2008-07-18
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

INDEX

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited):

Consolidated Statements of Operations for the three and nine months ended
March 28, 2008 and March 30, 2007

3

Consolidated Balance Sheets as of March 28, 2008 and June 29, 2007

4

Consolidated Statements of Cash Flows for the nine months ended
March 28, 2008 and March 30, 2007

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

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Securities Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Loss from discontinued operations	--	(116)	--	(578)
Gain on settlement of pre-petition liabilities in bankruptcy	--	-	--	55
Gain on debt discharge…………………………………..	_______--	____8,768	_______--	____8,768
Net income from discontinued operations	$ --	$ 8,652	$ --	$ 8,245

Net income per share – basic and diluted	$ --	$ 865.20	$ --	$ 824.50

Shares used in per share calculation – basic and diluted Basic	10	10	10	10

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	March 28, 2008	June 29, 2007
ASSETS
Total assets	$ —	$ —

LIABILITIES AND STOCKHOLDERS’ EQUITY
Stockholders' equity:
Preferred Stock, $0.01 par value, 1,000 shares authorized; no shares issued and outstanding	$ —	$ —
Common Stock, $0.01 par value; 40,000 shares authorized; 10 shares issued and outstanding	-	-
Additional paid-in capital	91,059	91,059
Accumulated other comprehensive loss	(63)	(63)
Accumulated deficit	(90,996)	(90,996)
Total stockholders' deficit	—	—
Total liabilities and stockholders’ deficit	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income from discontinued operations	$ --	$ 8,245
Adjustments to reconcile net income from discontinued operations to net cash used in operating activities:
Gain on debt discharge……………………………………………………………	--	(8,768)
Gain on settlement of pre-petition liabilities	--	(55)
Changes in assets and liabilities: Other assets	--	123
Accounts payable	--	(74)
Accrued expenses and other current	--	(867)
Other non-current liabilities	--	(266)
Net cash used in operating activities	--	(1,662)
Cash flows from investing activities:
Decrease in restricted cash	--	333
Net cash provided by investing activities	--	333
Net decrease in cash and cash equivalents	--	(1,329)
Cash and cash equivalents at beginning of period	--	1,329
Cash and cash equivalents at end of period	$ --	$ --

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

PLAN OF OPERATIONS

Verilink has not transacted any business for the quarter ended March 28, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter ended March 28, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Verilink not required to provide the information required by this Item.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 28, 2008.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.  Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are effective.  There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There were no changes in our internal control over financial reporting during the period ended March 28, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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