Form 10-K
period 2008-06-27
VERILINK CORP
filed 2008-10-31
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2008

Commission File Number: 000-28562

VERILINK CORPORATION

(Name of small business issuer in its charter)

Delaware	94-2857548
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

501 South Johnstone Ave., Suite 501

Bartlesville, OK 74003

(Address of principal executive offices)

(918) 336-1773

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ] No [x]

Indicate with check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer”, and “small reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   accelerated Filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).  Yes [x] No  [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of December 31, 2007 ($.004) was: $104,414. For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates. Therefore, the number of shares of our common stock held by non-affiliates as of June 27, 2008 was 26,104,100.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of June 27, 2008 26,104,100 shares of common stock. The shares are restated to reflect reverse stock split 1-for-2581 as of June 27, 2008 and the issuance of shares pursuant to the Bankruptcy Order.

Transitional Small Business Disclosure Format (Check one)   Yes [ ] No [x]

PART I	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

January 31, 2007, was deemed the “Effective Date” of the Plan. The following is a summary of the matters to occur pursuant to the Plan. The Plan has two major components. First, the Plan sold control of Verilink to IACE Investments Two, Inc. for $90,000 paid to the Liquidating Trust. Control of Verilink by IACE Investments Two, Inc. took place on January 31, 2007. Thereafter, the Reorganized Verilink intends to pursue a Business Combination as described in the attached Disclosure Statement. The original deadline of January 31, 2008 declared that if a Business Combination was achieved within one (1) year, the Reorganized Verilink would receive a discharge of its debts. The deadline to complete the business combination has been extended to February 13, 2009.  Second, the Plan provides that on January 31, 2007, all existing debts and assets of the Company transferred to the Liquidating Trust. The Liquidating Trustee’s task is to complete liquidation of the assets.

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE FEBRUARY 13, 2009 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE COMPANY WILL BE ABLE TO COMPLETE THE BUSINESS COMBINATION OR THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE FEBRUARY 13, 2009 DEADLINE.

This summary only highlights certain substantive provisions of the Plan and is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan. This summary is qualified in its entirety by reference to the full text of the Plan. Please note all defined terms have the meaning provided in the Plan itself:

(1)

Implement a reverse stock split to lower the outstanding shares of the Company to 10,000 shares. The effect of the reverse split is that one (1) share of stock issued prior to the Confirmation Order is now equal to 1/2581 share. The Court authorized the Board of Directors to file an Amendment to the Articles of Incorporation to implement the Reverse Stock. On May 2, 2008, the Company filed the Amendment to the Articles of Incorporation to implement the Reverse Stock Split. The reverse stock split became effective on June 27, 2008.

(2)

Issue 25,000,000 restricted shares of the New Common Stock, which are not subject to the reversal, to the IACE Investments Two, Inc. This action was completed by the Company on June 27, 2008 .

(3)

Issue 1,000,000 shares of restricted shares of the New Common Stock, which are not subject to the reversal, and 5,000,000 warrants, to the Venture Fund I, Inc., pursuant to the terms under the DIP Loan.  This action was completed by the Company on June 27, 2008.

(4)

Issue 75,000 shares under the Bankruptcy Code to The Bankruptcy Trustee to be distributed according to the Plan.  This action was completed by the Company on June 27, 2008.

(5)

Issue 100 shares of the New Common Stock to the holder of each Allowed Unsecured Claim in Class 7. This action was completed by the Company on June 27, 2008.

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

(9)

The Board of Directors may execute an exchange agreement and other documents necessary to consummate a Business Combination without shareholder approval, subject to the following condition:

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE FEBRUARY 13, 2009 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE FEBRUARY 13, 2009, DEADLINE.

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

(1)

Reverse Stock Split.

The first step in the Restructuring Transaction was implementing a 1/2581 reverse stock split. On May 2, 2008, the Board of Directors filed an Amendment to our Certificate of Incorporation to effect a 1-for-2581 reverse stock split, whereby every 2581 shares of our common stock outstanding will be combined and reduced into one share of common stock, which is referred to herein as the “Reverse Stock Split”.” As a result of the reverse stock split, each stockholder will own a reduced number of shares of common stock.  The reverse stock split became effective on June 27, 2008.

The issuance in the future of such additional authorized shares shall have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of the currently outstanding shares of common stock.

As of June 27, 2008, there are approximately 26,104,000 of common stock issued and outstanding, (shares are restated to reflect a reverse stock split 1-for-2581 and  shares issued pursuant to the Bankruptcy Order as of June 27, 2008).

(2)

Issuance of 25,000,000 shares of Common Stock to IACE Investments Two, Inc.

On June 27, 2008, the Company issued 25,000,000 shares of restricted New Common Stock to IACE Investments Two, Inc., which are not subject to the reverse stock split or reclassification. The issuance of the New Common Stock is exempt from registration under the Securities Act of 1933, as a private placement under Section 4(2). The New Common Stock is restricted as to transfer and bears a restrictive legend reflecting its restricted nature. AS A RESULT OF THE ISSUANCE OF 25,000,000 SHARES OF RESTRICTED COMMON SHARES OF STOCK, IACE INVESTMENTS TWO, INC., IS THE HOLDER OF 80% OF THE OUTSTANDING SHARES OF THE COMPANY. IACE INVESTMENTS TWO, INC., HAS SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING APPROVAL BY OUR SHAREHOLDERS, BUT NOT REQUIRING THE APPROVAL OF MINORITY SHAREHOLDERS. IN ADDITION, IACE MAY TRANSACT MOST CORPORATE MATTERS REQUIRING SHAREHOLDER APPROVAL BY WRITTEN CONSENT, WITHOUT A DULY NOTICED HELD MEETING OF SHAREHOLDERS.

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

On June 27, 2008, the Company issued 75,000 shares to the Liquidating Trust. Under Section 1145 of the Bankruptcy Code, the Liquidating Trustee may issue the securities in exchange for claims and interests under the Plan. The Plan grants the Liquidating Trustee broad regarding the issuance of the shares. Under the terms of the Plan, the Liquidating Trustee may sell all or a portion of the Liquidating Trustee’s Stock to Reorganized Company or in any other exempt transaction prior to its distribution to unsecured creditors should the Liquidating Trustee deem it to be in the best interest of the Estate. The proceeds from the sale could then be used to make distributions to creditors in Classes 1,2,3,5,6 and 7. The securities issued by the Liquidating Trustee shall be held in trust until the Reorganized Company has filed with the SEC all reports and statements necessary in connection with the Business Combination.

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

The second step in the Restructuring Transaction is the potential Business Combination of Reorganized Verilink with another company. Under the Plan, as extended, if the Business Combination occurs on or before February 13, 2009  the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. The original deadline under the Plan required the Company to complete the Business Combination before January 31, 2008.   On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended  until February 13, 2009, without requiring further permission from the Court.

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE FEBRUARY 13, 2009 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE FEBRUARY 13, 2009 DEADLINE.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH THE RESTRUCTURING TRANSACTIONS INCLUDING THE FOLLOWING:

A)

FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE COURT ORDERED DEADLINE OF FEBRUARY 13, 2009. IF THE COMPANY IS UNABLE TO COMPLETE A COMBINATION WITH A PRIVATE ENTITY, THE STOCK OF THE REORGANIZED COMPANY WILL BE WORTHLESS.

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

ITEM 1	BUSINESS

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE PENDING BANKRUPTCY AND SURRENDER OF PART OF THE OPERATIONAL ASSETS ON JUNE 15, 2006.

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

Verilink’s common stock was  traded on the Pink Sheets under the symbol VRLKQ until June 27, 2008. On June 27, 2008, the Company’s symbol changed to VERLQ.

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

Sources of Business Opportunities

Management intends to use various resources in its search for potential business opportunities including, but not limited to, the Company’s officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of its lack of capital, the Company may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, it will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding its search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of its lack of capital, the Company may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating potential business opportunities, management will consider, to the extent relevant to the specific situation, several factors including:

•

Potential benefits to the Company and stockholders;

•

Working capital;

•

Financial requirements and availability of additional financing;

•

History of operations, if any;

•

Nature of present and expected competition;

•

Quality and experience of management;

•

Need for further research, development or exploration;

•

Potential for growth and expansion;

•

Potential for profits; and

•

Other factors deemed relevant to the specific opportunity

Because the Company has not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to identifying a specific target. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

The Company cannot predict the manner in which it might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the Company and the opportunity’s management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, it presently does not intend to participate in an opportunity through the purchase of a minority stock position.

Because it has no assets and a limited operating history, in the event the Company successfully acquires or merges with an operating business, it is likely that current stockholders will experience substantial dilution. It is also probable that there will be a change in control of the Company. The owners of a business that the Company acquires or mergers with will most likely effectively control the Company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if the Company engages any outside advisor or consultant in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers and directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates to raise funds.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by the Company’s officers and/or directors to parties affiliated with or designated by the potential target. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company’s Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders of the Company or that the stockholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder’s fee, although it is likely that any fee will be based upon negotiations by management, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder’s fee that might be paid. It is unlikely that a finder’s fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s possible fiduciary duty to the Company or violate the doctrine of corporate opportunity.

The Company believes that it is highly unlikely that it will acquire or merge with a business in which the Company’s management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a “back door” 1934 Act registration procedure.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

INVESTMENT COMPANY ACT OF 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, our management believes that we will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

EMPLOYEES

The Company has no full time employees.

RIGHTS OF STOCKHOLDERS

Management anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder ratification. Under Delaware law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is ratified by Board action alone, by written consent or by holding a stockholders’ meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders’ meeting is held, or by an information statement if the action is taken by written consent.

Under Delaware corporate laws, the Company’s stockholders may be entitled to assert dissenters’ rights in the event of a merger of acquisition. Stockholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the stockholders is required under applicable Delaware law. Also, stockholders will be entitled to dissenters’ rights if the Company enters into a share exchange if the Company’s shares are to be acquired. A stockholder entitled to assert dissenter’s rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or the Company. A dissenting stockholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, the Company must give notice to all stockholders who delivered to the Company their written notice of dissent.

COMPETITION

Because no potential acquisition or merger candidate has been identified, the Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search and, due to the Company’s lack of funds, it may be difficult to successfully compete with these other companies.

ITEM 1A	RISK FACTORS

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

On January 31, 2007, the Court approved the Second Amended Plan. Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to February 13, 2009.

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE FEBRUARY 13, 2009 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE FEBRUARY 13, 2009 DEADLINE.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH THE RESTRUCTURING TRANSACTIONS INCLUDING THE FOLLOWING:

A)

FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE COURT ORDERED DEADLINE OF FEBRUARY 13, 2009. IF THE COMPANY IS UNABLE TO COMPLETE A COMBINATION WITH A PRIVATE ENTITY, THE STOCK OF THE REORGANIZED COMPANY WILL BE WORTHLESS.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The Company does not own or rent any real property.

ITEM 3	LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit other than the Bankruptcy.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock was delisted from the NASDAQ National Market on April 19, 2006 following the Company’s filing of the Chapter 11. The Company was currently trading on the Pink sheets under the symbol “VRLKQ” until June 27, 2008. On June 27, 2008, the symbol was changed to VERLQ. As of June 27, 2008, the bid price of the Company’s shares was $0.001 per share. The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Fiscal 2008 — Quarter Ended	June 29	March 30	December 29	September 29
Market Price: High	$ .009	$ .006	$ .007	$ .024
Low	$ .003	$ .003	$ .002	$ .004

(a) As of June 27, 2008, there were approximately 291 record holders of our Common Stock.

(b) Dividend Policy. The Company not paid any dividends since its our inception. The Company currently does not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be a the discretion of the Company’s our Board and will depend upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Company’s Boards may deem relevant.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

There are statements in this report that are not historical facts.  These “forward-looking statements” can be identified by the use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “position”, “strategy” and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire report carefully, especially the risks discussed under “Risk Factors”.  Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward-looking statements.  The assumptions used for purposes of the forward-looking statements specified in the following information represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipate or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of the risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

Overview

CERTAIN DISCUSSIONS FOLLOWING REGARDING THE MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO PENDING BANKRUPTCY

The following discussion and analysis of our financial condition and results of discontinued operations should be read in conjunction with our  financial statements, including all notes attached to these statements, which appear in Item 8 of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from these anticipated by these forward-looking statements, due to many factors including those set out in the “Risk Factors”, “Business” and other sections of this filing.

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

Results of Operations

Liquidity and Capital Resources

At June 37, 2008, Verilink had no cash.

As of June 37, 2008, we had operating loss of $19,231 as compared to nil for the year ended June 30, 2007.

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

The second step in the Restructuring Transaction is the potential Business Combination of Reorganized Verilink with another company. Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to February 13, 2009.

A FAILURE TO COMBINE WITH A VIABLE PRIVATE ENTITY BY THE FEBRUARY 13, 2009 DEADLINE MAY RESULT IN THE STOCK OF VERILINK BEING DEEMED WORTHLESS. THERE ARE NO ASSURANCES THAT THE LIQUIDATING TRUSTEE WILL GRANT AN EXTENSION BEYOND THE FEBRUARY 13, 2009 DEADLINE.

Plan of Operation

During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because the Company lacks funds, it may be necessary for officers and directors to advance funds to the Company and to accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If the Company needs to raise capital, most likely the only method available would be the private sale of securities. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

The Company does not intend to use any employees, with the exception of our sole officer Mr. Ditanna. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, the Company does not anticipate making any other significant capital expenditures until it can successfully complete an acquisition or merger.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verilink Corporation

We have audited the accompanying balance sheets of Verilink Corporation (“Verilink”) as of June 27, 2008 and June 29, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 27, 2008 and June 29, 2007. These  financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the  financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the  financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Verilink as of June 27, 2008 and June 29, 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and no operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

October 31, 2008

VERILINK CORPORATION

(Debtor-in-Possession)

BALANCE SHEETS

June 27, 2008	June 29, 2007

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:	-
Accounts payable	$ 19,231	$ -
Total current liabilities	19,231	-

Stockholders' deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issuedand outstanding	-	-
Common stock, $0.01 par value; 40,00,000 shares authorized; 26,104,100 and 10,000 shares issued and outstanding, respectively	261,041	100
Additional paid-in capital	90,797,923	91,058,864
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,014,994)	(90,995,763)
Total stockholders' deficit	(19,231)	-
Total Liabilities and Stockholders’ Deficit	$ -	$ -

The accompanying notes are an integral part of these  financial statements.

VERILINK CORPORATION
(Debtor-in-Possession)
STATEMENTS OF OPERATIONS
For the years ended June 27, 2008 and June 29, 2007

	June 27, 2008	June 29, 2007

Expenses:
General and Administrative Expenses	$ 19,231	$ -
Loss from continuing operations	(19,231)

Discontinued Operations
Loss from discontinued operations	-	(578,000)
Gain on settlement of pre-petition liabilities	-	55,000
Gain on debt discharge
Income from discontinued operations

Net income (loss)	$(19,231)	$8,245,799

Basic and diluted income (loss) per share
Continuing operations	$(1,923)	-
Discontinued Operations	-	824.51
Net income (loss)	(1,923)	824.51

Weighted average shares outstanding, basic	10,000	10,000

The accompanying notes are an integral part of these financial statements.

VERILINK CORPORATION
(Debtor-in-Possession)
STATEMENTS OF CASH FLOWS
For the years ended June 27, 2008 and June 29, 2007

	June 27, 2008		June 29, 2007

Cash flows from operating activities:
Net income (loss)	$ (19,231)		$ 8,245,799
Income from discontinued operations			(8,245,799)
Net loss from continuing operations
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
Changes in accounts payable	19,231		-
Net cash used in continuing operations	-		-
Net cash used in discontinued operations	-		(1,662,063)
Net cash used in operating activities	-		(1,662,063)

Cash flows from investing activities:
Decrease in restricted cash	-		333,000
Net cash provided by investing activities	-		333,000

Net change in cash and cash equivalents	-		(1,329,063)

Cash and cash equivalents at beginning of year	-		1,329,063

Cash and cash equivalents at end of year	$ -	-	$ -

Supplemental disclosures:
Cash paid for interest	$ -		$ -
Cash paid for income taxes	$ -		$ -
Non-cash investing and financing activities:
Issuance of common stock under Reorganized Plans	$ 262,041		$ -

The accompanying notes are an integral part of these financial statements.

	VERILINK CORPORATION
	(Debtor-in-Possession)
	STATEMENTS OF STOCKHOLDERS’ DEFICIT
	For the two years ended June 27, 2008

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Total
	Shares	$	$	$		$

Balance at June 30, 2006	10,000	100	91,058,864	(63,201)		(8,245,799)
Net Income	-	-	-	-	8,245,799	8,245,799
Balance at June 29, 2007	10,000	100	91,058,864	(63,201)	(90,995,763)	-
Issuance of common stock under Reorganized plans – IACE Investment	25,000,000	250,000	(250,000)	-	-	-
Issuance of common stock under Reorganized plans - /Venture Fund I	1,000,000	10,000	(10,000)	-	-	-
Issuance of common stock under Reorganized plans – Bankruptcy Trustee	75,000	750	(750)	-	-	-
	19,100	191	(191)	-	-	-
Net loss	-	-	-	-	(19,231)	(19,231)
Balance at June 27, 2008	26,104,100	261,041	90,797,923	(63,201)	(91,014,994)	(19,231)

The accompanying notes are an integral part of these financial statements.

VERILINK CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

On January 31, 2007, the Court approved the Second Amended Plan. Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to February 13, 2009.

Basis of presentation

Our fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30.

Reverse stock split

On June 30, 2008, we implemented a 1 for 2,581 reverse stock split. The par value of the common stock was not affected by the reverse stock split. All shares and per share amounts have been restated in the  financial statements and in the notes to the  financial statements for all periods presented to reflect the reverse stock split as if it occurred on the first day of the first period presented.

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

Basic and Diluted Net Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. The Company has 5,000,000 warrants outstanding as of Jun 30, 2008.  These warrants were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The objective of this statement is to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) presents several significant changes from current accounting practices for business combinations, most notably the following: revised definition of a business; a shift from the purchase method to the acquisition method; expensing of acquisition-related transaction costs; recognition of contingent consideration and contingent assets and liabilities at fair value; and capitalization of acquired in-process research and development. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date and for deferred tax adjustments for acquisitions completed before its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. The practice of classifying minority interests within the mezzanine section of the balance sheet will be eliminated and the current practice of reporting minority interest expense also will change. The new standard also requires that increases and decreases in the noncontrolling ownership amount be accounted for as equity transactions. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently reviewing this pronouncement to determine the impact, if any, that it may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative instruments. The statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not expect the adoption of this statement to have material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit as of June 27, 2008 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 — Income Taxes

The components of the net deferred income tax assets and liabilities at June 27, 2008 and June 29, 2007, are as follows (in thousands):

	June 27, 2008	June 29, 2007
Net operating loss carryforwards	$38,579	$ 54,150
Credit carry forwards	-	3,857
Total deferred tax assets	38,579	58,007
Valuation allowance	(38,579)	(58,007)
Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset future taxable income will be significantly limited due to the changes of ownership from the bankruptcy court actions.

Note 4 – Pre-petition Liabilities and Debt Discharge

During February 2007, $8,768,799 of pre-petition liabilities were discharged and transferred to the Verilink Liquidating Trust pursuant to the Plan of Reorganization. However, the Company remains contingently liable for these items, and if the Company does not combine with a viable private entity by the February 13, 2009 deadline, these liabilities will be transferred back to the Company.

Note 5 — Capitalization

Common Stock

During the year ended June 27, 2008, Verilink:

•

Issued 25,000,000 restricted shares of the New Common Stock, which are not subject to the reversal, to the IACE Investments Two, Inc.

•

Issue 1,000,000 shares of restricted shares of the New Common Stock to the Venture Fund I, Inc., pursuant to the terms under the DIP Loan.

•

Issue 75,000 shares under the Bankruptcy Code to The Bankruptcy Trustee to be distributed according to the Plan.

•

Issue 100 shares of the New Common Stock to 191 holders of an Allowed Unsecured Claim in Class 7 for a total of 19,100 shares issued.

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

Note 6 — Stock-Based Compensation

Stock Incentive Plans

All  the stock incentive plans were cancelled by the Bankruptcy Court pursuant to the First Amended Joint Plan of Reorganization on January 6, 2007.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART 9A	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 27, 2008 due to the late filing of the Company’s Annual Report and lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, management is attempting to correct this weakness by merging with a suitable candidate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 27, 2008.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 27, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

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

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

On January 31, 2007, directors and officers were removed from office and replaced by James Ditanna. The following table describes certain information about our executive officers and directors as of June 27, 2008.

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

(i)

Code of Ethics

We do not have a formal Code of Ethics as we have not been operating and have had no reason to adopt such a code at this time.

ITEM 11	EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Other Annual ($)(3)	Restricted Stock Awards ($)	Securities Underlying Options (#)(4)	All other Compensation ($)(5)
James Ditanna, President/Sole Director	2008	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 27, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

James Ditanna as the sole director and executive officer does not own any Verilink common stock.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

There are certain conflicts of interest between the Company and our officers and directors.  Mr. Ditanna has other business interests to which he currently devotes attention, and may be expected to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the company.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Malone & Bailey, P.C., our independent auditors, for the audit of our annual  financial statements was $15,950.

Audit-Related Fees

None

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
23.1†	- Consent of Malone & Bailey, PC
31†	- Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32†	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October 31, 2008

By:

/s/ James A. Ditanna

James A. Ditanna

President, Chief Executive Officer

and Sole Director