Form 10-Q
period 2008-09-26
VERILINK CORP
filed 2008-10-31
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

The number of shares outstanding of the issuer's common stock as of October 20, 2008 was 26,104,100 shares.  The shares are restated to reflect reverse stock split 1-for-2581 as of June 27, 2008 and the issuance of shares pursuant to the Bankruptcy Order.

INDEX

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited):

Balance Sheets as of September 26, 2008 and  June 27, 2008

3

Statements of Expenses for the three months ended
September 26, 2008 and September 28, 2007

4

Statements of Cash Flows for the three  months ended
September 26, 2008 and September 28, 2007

5

Notes to Financial Statements

6

Item 2.

Management's Discussion and Analysis

8

Item 3

Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.

Controls and Procedures

8

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

8

Item 1A

Risk Factors

9

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3.

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Securities Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(Debtor-in-Possession)

BALANCE SHEETS

(unaudited)

	September 26, 2008	June 27, 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current Liabilities
Account Payables	$ 966	$ 19,231
Advances from related party	19,231	-
Total Liabilities	20,197	19,231

Stockholders' equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041 -
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,015,960)	(91,014,994)
Total stockholders' deficit	(20,197)	(19,231)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

STATEMENTS OF EXPENSES

(unaudited)

Three months ended
	September 26, 2008	September 28, 2007

Expenses:
General and Administrative Expenses	$ 966	$ -
Net loss	$ (966)	$ -

Net loss per share – basic and diluted	$ 0.00	$ 0.00

Weighted average shares outstanding – basic and diluted	26,104,100	10,000

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

STATEMENTS OF CASH FLOWS

(unaudited)

Three months ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net loss	$ 966	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(18,265)	-
Advances from related party	19,231	-
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$ -	$ -

Supplemental disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim financial statements of Verilink Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Verilink's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended June 27, 2008 as reported in the Form 10-K have been omitted.

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

Note 3 – Related Party Transactions

As of September 26, 2008, the Company currently has a related party accounts payable of $19,231 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf.

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

PLAN OF OPERATIONS

Verilink has not transacted any business for the quarter ended September 26, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter ended September 26, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 26, 2008.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of September 26, 2008 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the period ended September 26, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Verilink is not currently a party to any legal proceeding other than the Bankruptcy mentioned above.

Item 1A

Risk Factors

There have been no material changes in our risk factors since June 30, 2008. See risk factors at June 30, 2008, within our Form 10-K.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Securities Holders

None

Item 5

Other Information

None

Item 6

Exhibits

Exhibits Index:

Exhibit Number

Description of Exhibit

31

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

Date: October 31, 2008

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

9