Form 10-Q
period 2008-12-26
VERILINK CORP
filed 2009-02-09
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2008

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

INDEX

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited):

Balance Sheets as of December 26, 2008 and June 27, 2008

3

Statements of Expenses for the three and six months ended
December 26, 2008 and December 28, 2007

4

Statements of Cash Flows for the six months ended
December 26, 2008 and December 28, 2007

5

Notes to Financial Statements

6

Item 2.

Management's Discussion and Analysis

7

Item 3

Quantitative and Qualitative Disclosures About Market Risk

7

Item 4.

Controls and Procedures

7

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

8

Item 1A

Risk Factors

8

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

8

Item 3.

Defaults Upon Senior Securities

8

Item 4.

Submission of Matters to a Vote of Securities Holders

8

Item 5.

Other Information

8

Item 6.

Exhibits

8

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(Debtor-in-Possession)

BALANCE SHEETS

(unaudited)

	December 26, 2008	June 27, 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current Liabilities
Account Payables	$ 966	$ 19,231
Advances from related party	25,431	-
Total Liabilities	26,397	19,231

Stockholders' equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041 -
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,022,160)	(91,014,994)
Total stockholders' deficit	(26,397)	(19,231)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

STATEMENTS OF EXPENSES

(unaudited)

	Three months ended		Six months ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007

Expenses:
General and Administrative Expenses	$ 6,200	$ -	$ 7,166	$ -
Net loss	$ (6,200)	$ -	$ (7,166)	$ -

Net loss per share – basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted average shares outstanding – basic and diluted	26,104,100	10,000	26,104,100	10,000

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

STATEMENTS OF CASH FLOWS

(unaudited)

Six months ended
	December 26, 2008	December 28, 2007
Cash flows from operating activities:
Net loss	$ (7,166)	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(18,265)	-
Advances from related party	25,431	-
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$ -	$ -

Supplemental disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Note 3 – Related Party Transactions

As of December 26, 2008, the Company currently has a related party accounts payable of $25,431 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf.

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

PLAN OF OPERATIONS

Verilink has not transacted any business for the quarter ended December 26, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter ended December 26, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 26, 2008.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 26, 2008 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the period ended December 26, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Verilink is not currently a party to any legal proceeding other than the Bankruptcy mentioned above.

Item 1A

Risk Factors

There have been no material changes in our risk factors since June 27, 2008. See risk factors at June 27, 2008, within our Form 10-K.

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

Date: February 9, 2009

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

9