Form 10-Q
period 2009-03-27
VERILINK CORP
filed 2009-05-11
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

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

The number of shares outstanding of the issuer's common stock as of May 11, 2009 was 26,104,100 shares.  The shares are restated to reflect reverse stock split 1-for-2581 as of June 27, 2008 and the issuance of shares pursuant to the Bankruptcy Order.

INDEX

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited):

Balance Sheets as of March 27, 2009 and June 27, 2008

3

Statements of Expenses for the three and nine months ended
March 27, 2009 and March 28, 2008

4

Statements of Cash Flows for the nine months ended
March 27, 2009 and March 28, 2008

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

Defaults Upon Senior Securities

8

Item 4.

Submission of Matters to a Vote of Securities Holders

8

Item 5.

Other Information

8

Item 6.

Exhibits

8

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(Debtor-in-Possession)

BALANCE SHEETS

(unaudited)

	March 27, 2009	June 27, 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current Liabilities
Account Payables	$ 966	$ 19,231
Advances from related party	26,354	-
Total Liabilities	27,320	19,231

Stockholders' equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,023,083)	(91,014,994)
Total stockholders' deficit	(27,320)	(19,231)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

STATEMENTS OF EXPENSES

(unaudited)

	Three months ended		Nine months ended
	March 27, 2009	March 28, 2008	March 27, 2009	March 28, 2008

Expenses:
General and Administrative Expenses	$ 923	$ -	$ 8,089	$ -
Net loss	$ (923)	$ -	$ (8,089)	$ -

Net loss per share – basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

Weighted average shares outstanding – basic and diluted	26,104,100	10,000	26,104,100	10,000

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(Debtor-in-Possession)

STATEMENTS OF CASH FLOWS

(unaudited)

Nine months ended
	March 27, 2009	March 28, 2008
Cash flows from operating activities:
Net loss	$ (8,089)	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(18,265)	-
Advances from related party	26,354	-
Net cash used in operating activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$ -	$ -

Supplemental disclosures:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Note 3 – Related Party Transactions

As of March 27, 2009, the Company currently has a related party accounts payable of $26,354 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf.

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

PLAN OF OPERATIONS

Verilink has not transacted any business for the quarter ended March 27, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter ended March 27, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 27, 2009.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of March 27, 2009 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the period ended March 27, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2009

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

9