Form 10-K
period 2009-06-26
VERILINK CORP
filed 2009-10-09
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☑

Number of shares of the registrant’s common stock outstanding as of October 9, 2009, was 26,104,100.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events, or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements

ITEM 1

BUSINESS

Company Overview

Verilink Corporation is an exploration stage company that is engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.  Due to depressed market conditions associated with the cost of acquiring oil and gas properties, the Company’s management elected to become an exploration stage company to acquire certain options on oil and gas leases at far more favorable terms than in the State of Colorado. As reported by the Company on Form 8K filed on February xx, 2009, the Company entered into an Agreement with Osage Land to acquire certain oil and gas leases in Phillips County, State of Colorado.  Management is currently negotiating with several entities to determine if a joint venture or similar agreement is feasible to develop the leases. Verilink intends to conduct geophysical operations on approximately three (3) square miles of the leases covered under the Agreement.  This is commonly referred to as seismic testing and will be used to determine the location of any Niobrara gas structures.  If gas structures are determined to be present, Management for Verilink intends to evaluate their suitability with various professionals to determine if drilling is warranted.

Verilink Corporation was incorporated on October 26, 1986 in the state of Delaware.  We and our former subsidiary, Larscom Incorporated, a Delaware corporation, filed  Voluntary Petitions for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”), Case numbers 06-50866 and 06-80567 (the “Case” or “Cases”)..The Bankruptcy Court issued an Order Confirming the Second Amended Joint Plan of Reorganization on December 6, 2006.

Pursuant to the Plan, on June 27, 2008, the Company implemented a 1/2581 reverse stock split; issued 25,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 1,000,000 shares of common stock and 5,000,000 warrants to Venture Funds I, Inc.; issued 75,000 shares of common stock to the Bankruptcy Trustee; issued 100 shares of common stock to each class 7 unsecured creditor; and replaced all former directors and officer with James Ditanna.

On June 27, 2008, the Company’s symbol changed from “VERLQ” to “VERL” to reflect the emergence from Bankruptcy.

Verilink, as of the date of this report, is an exploration stage company that has not generated any revenue since emerging from Bankruptcy. Management recognizes the possibility that, if additional funds are not raised, Verilink’s assets could have to be liquidated or otherwise reduced.

In January, 2009, the Company began to negotiate with several oil and natural gas companies to acquire mineral interest to further explore and develop. On February 10, 2009, as reported on form 8K on February 10, 2009, Verilink entered into an Option Agreement (the “Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado. The leases being acquired reserves a 1/8th royalty to the mineral interest holders and 6.25% overriding royalty interest to Osage Land.  Verilink intends to conduct geophysical operations on at least two (2) square miles of the leases covered under the Agreement with Osage Land. As of the date of this filing, the Company has been unable to secure funding necessary to conduct any operations related to seismic testing. The Company is currently negotiating with energy exploration companies to determine if a joint venture or agreement is feasible to further develop the leases located in Colorado.

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80.00 per net mineral acre which was originally due on or before the 10th day of July 2009 but has now been extended to March 31, 2010, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Agreement remains open and subject to further negotiation with Osage Land.  The Agreement

- - 2 - -

contains customary representations, warnings, covenants and default conditions.  Subject to certain conditions and exceptions, the Agreement may be terminated prior to completion in the event that (a) the parties to the Agreement mutually consent to the termination, (b) a closing under the Agreement has not occurred prior to the close of business on July 10, 2009 as extended to March 31, 2010, (c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

Verilink intends to conduct geophysical operations on at least three (3) square miles of the leases covered under the Agreement.  This is commonly referred to as seismic testing and will be used to determine the location of any Niobrara gas structures.  If gas structures are determined to be present, Management for Verilink intends to evaluate their suitability with various professionals to determine if drilling is warranted.

On February 10, 2009, the Company mailed notice of the Agreement with Osage Land to each creditor and shareholder listed within the Bankruptcy Plan.  No objections were filed with the United States Bankruptcy Court or Plan Trustee.  The deadline for the Bankruptcy Trustee or any creditor to object has since expired.  Pursuant to the Plan, the Company does not require additional Bankruptcy Court approval for the direction of the Company.

During the fiscal year ended July 2009, the Company has been in negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

EMPLOYEES

The Company has no full time employees.

RIGHTS OF STOCKHOLDERS

Certain types of transactions may be entered into solely by Board of Directors approval without stockholder ratification. Under Delaware law, certain actions that would routinely be taken at a meeting of stockholders may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is ratified by Board action alone, by written consent or by holding a stockholders’ meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders’ meeting is held, or by an information statement if the action is taken by written consent.

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

COMPETITION

As an exploration stage company, we face fierce competition. Our competition includes large and mid-sized independent production companies, as well as major energy companies with international operations. We believe that the principal competitive factor in the market area is the price paid to secure an oil and gas lease.  Currently and in the future, we will face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the energy development industry have substantial competitive advantages than we have, including:

•

longer operating histories;

•

significantly greater financial, technical and marketing resources;

•

greater brand name recognition;

- - 3 - -

•

better distribution channels;

•

existing customer bases; and

•

equipment necessary to operate a well

We are a minor participant in the industry and with many other companies having far greater financial, technical and other resources.

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

On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization. On January 31, 2007, the Court approved the Second Amended Plan.  Under the Plan, the Company was required to reorganize as a business by February 13, 2009, to receive a discharge of debts under Section 1141 of the Bankruptcy Code.   Pursuant to the requirement, the Company entered into an Option Agreement with Osage Land Company to acquire 90% of oil and gas leases owned by Osage Land Company in a certain tract in the state of Colorado.  On February 10, 2009, the Company mailed copies to all creditors.  No objections were filed with the Bankruptcy Court regarding the Plan to enter into an Option Agreement with Osage Land for the purpose of becoming an exploration stage company focused on the acquisition, exploration, and development of mineral properties.  The Agreement with Osage Land requires the Company to pay $80.00 per acre of mineral acre.  The Company has until March 30, 2010 to pay the $80.00 per mineral acre.  On February 10, 2009, the Company mailed notice of the Agreement with Osage Land to each creditor listed and shareholder within the Bankruptcy Plan.  No objections were filed with the United States Bankruptcy Court or Plan Trustee.

On January 10, 2009, the Company entered into an Option Agreement with Osage Land Company to acquire certain oil and gas leases covering approximately 3,912 of oil and gas leases located in the State of Colorado.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH RESTRUCTURING TRANSACTIONS INCLUDING THE FOLLOWING:

A)

ANY FUTURE JOINT VENTURE, NEW BUSINESS COMBINATION OR ALE OF COMMON SHARES MAY RESULT IN A CHANGE OF CONTROL AND OR MANAGEMENT OF THE REORGANIZED COMPANY;

B)

THE TERMS OF ANY FUTURE JOINT VENTURE, BUSINESS COMBINATION, LOAN OR SALE OF COMMON SHARES ARE UNCERTAIN AND, THEREFORE, THE POTENTIAL EFFECT ON INVESTORS IS UNCERTAIN;

C)

EVEN IF THE COMPANY MERGES WITH A PRIVATE ENTITY, THE COMBINED ENTITY MAY NOT BE ABLE TO QUALIFY TO TRADE ON A PUBLIC MARKET;

D)

ANY BUSINESS COMBINATION MAY RESULT IN THE EQUITY INTEREST OF SHAREHOLDERS AND CREDITORS DELIVERED PURSUANT TO THE TERMS OF THE PLAN, BEING FURTHER DILUTED AND, THEREFORE, BEING OF LITTLE OR NO VALUE;

E)

A MARKET MAY NOT EXIST FOR THE COMPANY’S COMMON STOCK;

F)

THE COMPANY IS CONTROLLED BY IACE INVESTMENTS TWO, INC. AS SUCH, THE MINORITY SHAREHOLDERS HAVE NO MEANINGFUL INPUT INTO THE DIRECTION OF THE COMPANY.

- - 4 - -

ADDITIONAL RISK FACTORS

INVESTING IN THE COMPANY’S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER.

The Company’s business is subject to numerous risk factors, including the following:

1.

The Company is an exploration stage company that has had no operating history since June 2006, nor any revenues or earnings from operations and it is insolvent.

The Company has no assets or financial resources. It will, in all likelihood, sustain operating expenses without corresponding revenues, at least until additional funding is sustained or the consummation of a joint venture or future business combination. This may result in the Company incurring a net operating loss that will increase continuously until it can secure additional funding or can consummate a joint venture or business combination with a profitable oil and gas company. There is no assurance that the Company can identify such a future business opportunity and consummate such a joint venture or business combination.

2.

The Company’s proposed plan of operation is speculative.

The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of any joint venture or business opportunity. While management intends to seek joint ventures or business combination(s) with entities having established operating histories, there can be no assurance that it will be successful in locating candidates meeting such criteria. In the event the Company completes a joint venture or business combination, of which there can be no assurance, the success of its operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company’s control.

3.

The Company faces intense competition for business opportunities and combinations.

The Company is and will continue to be an insignificant participant in the business of acquisition, exploration and development of mineral properties.  A large number of established and well-financed entities, including independent venture capital firms, are active in seeking to acquire, explore and capitalize on undeveloped or underdeveloped mineral properties. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company has and, consequently, the Company will be at a competitive disadvantage in competing against such entities.

4.

The Company’s success is dependent upon management that has other full time employment, has limited experience and will only devote limited part time working for the Company, and this makes the Company’s future even more uncertain.

Mr. Ditanna, our sole director and officer, entered into a written employment agreement to provide services part-time and office space. We have not obtained key man life insurance. Notwithstanding the combined limited experience and time commitment of management, loss of the services would adversely affect the Company’s ability to acquire, explore and develop mineral properties.

5.

The Company’s Director, who is its sole Officer, has a conflict of interest in that he is an officer and director of other companies, which will prevent him from devoting full-time to the Company’s operations, which may affect its operations.

6.

As an exploration stage company, the Company faces substantial additional adverse business and legal consequences.

The Company may enter into a joint venture or business combination with an entity that shares a similar venture as the Company.  A joint venture or business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a joint venture or business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

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

- - 5 - -

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

7.

The Company’s Common Stock may never be widely traded and any shareholder may have no ability to sell the shares.

While the Company’s stock has a trading symbol to facilitate trades on the OTC Bulletin Board there is no significant public trading market for the shares of Common Stock. In addition, there can be no assurance that a liquid market for the Common Stock will be established or that, if established, a market will be sustained. Therefore, the investor may be unable to sell the shares. Accordingly, the investor should be able to bear the financial risk of losing the entire investment.

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

None

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock was delisted from the NASDAQ National Market on April 19, 2006 following the Company’s filing of the Chapter 11. The Company was trading on the Pink sheets under the symbol “VRLKQ” until June 27, 2008. On June 27, 2008, the symbol was changed to VERL. As of June 26, 2009, the bid price of the Company’s shares was $1.10 per share. The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Fiscal 2009 — Quarter Ended	June 26	March 30	December 29	September 29

Market Price: High	$ 1.25	$ 3.01	$ 10.01	$ 2.56
Low	$ 1.01	$ 1.01	$ 1.50	$ 0.10

Holders of Our Common Stock

As of June 26, 2009, we had 291 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

- - 6 - -

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

There are statements in this report that are not historical facts.  These “forward-looking statements” can be identified by the use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “position”, “strategy” and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire report carefully, especially the risks discussed under “Risk Factors”.  Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward-looking statements.  The assumptions used for purposes of the forward-looking statements specified in the following information represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification, interpretation of data, other information, and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipate or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of the risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

Overview

CERTAIN DISCUSSIONS FOLLOW REGARDING MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO PENDING BANKRUPTCY

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

Plan of Operation

During the next twelve months, the Company anticipates entering into a joint venture or business combination to further acquire and develop mineral interests.  On February 10, 2009, Verilink, Inc. (“Verilink”) entered into an Option Agreement (the “Option Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the certain oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado. The leases being acquired reserve a 1/8th royalty to the mineral interest holders and 6.25% overriding royalty interest to Osage Land.

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80.00 per net mineral acre on or before the 10th day of July, 2009, as extended to March 31, 2010, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Option Agreement remains open and subject to further negotiation with Osage Land.  The Option Agreement contains customary representations, warnings, covenants and closing conditions.  Subject to certain conditions and exceptions, the Option Agreement may be terminated prior to closing in the event that (a) the parties to the Option Agreement mutually consent to the termination, (b) a closing under the Option Agreement has not occurred prior to the close of business on July 10, 2009 as extended to March 31, 2010,

- - 7 - -

(c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

Verilink intends to conduct geophysical operations on at least three (3) square miles of the leases covered under the Agreement.  This is commonly referred to as seismic testing and will be used to determine the location of any Niobrara gas structures.  If gas structures are determined to be present, Management for Verilink intends to evaluate their suitability with various professionals to determine if drilling is warranted. As of the date of this filing, the Company has not conducted any geophysical operations due to a lack of funding.

Results of Operations

Liquidity and Capital Resources

•

At June 26, 2009, Verilink had no cash.

•

As of June 26, 2009, the Company had an operating loss of $11,583.

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

The second step in the Restructuring Transaction was to reorganize into a business.  On February 10, 2009, Verilink, Inc. (“Verilink”) entered into a Option Agreement (the “Option Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado for the price of $80.00 per mineral acre.  The Company received an extension to pay the $80.00 per acre until March 30, 2010. The leases being acquired reserve a 1/8th royalty to the mineral interest holders and 6.25% overriding royalty interest to Osage Land.  As of February 13, 2009, the Company became an exploration stage company.  As of the date of this filing, the Company has not conducted any geophysical operations due to a lack of funding.

Plan of Operation

During the next 12 months, the Company will actively seek out and investigate possible means to raise cash to acquire the oil and gas leases contained in the Option Agreement with Osage Land Company.  In the event that the Company is unable to raise funds to purchase the leases contained in the Option Agreement, the Company may seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

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

If the Company needs to raise capital, most likely the only method available would be the private sale of securities. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any

- - 8 - -

significant sum from either a commercial or a private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

- - 9 - -

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verilink Corporation

Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Verilink Corporation  as of June 26, 2009 and June 27, 2008 and the related statements of operations, stockholders’ deficit, and cash flows for  the years then ended and the period from February 13, 2009 to June 26, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verilink as of June 26, 2009 and June 27, 2008, and the results of its operations and its cash flows for the years then ended and the period from February 13, 2009 to June 26, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

October 9, 2009

- - 10 - -

VERILINK CORPORATION

An Exploration Stage Company

BALANCE SHEETS

June 26, 2009	June 27, 2008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:	-
Accounts payable	$ 966	$19,231
Advances from shareholder	29,848
Total current liabilities	30,814	19,231

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,00,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,024,442)	(91,014,994)
Deficit accumulated during the exploration stage	(2,135)	-
Total stockholders' deficit	(30,814)	(19,231)
Total Liabilities and Stockholders’ Deficit	$ -	$ -

The accompanying notes are an integral part of these  financial statements.

- - 11 - -

VERILINK CORPORATION

STATEMENTS OF OPERATIONS

For the years ended June 26, 2009 and June 27, 2008

and the Period from February 13, 2009 (Inception) to June 26, 2009

June 26, 2009	June 27, 2008	Inception (February 13, 2009) to June 26, 2009

Expenses:
General and Administrative Expenses	$ 11,583	$ 19,231	$ 2,135

Net loss	$(11,583)	$(19,231)	$(2,135)

Basic and diluted income (loss) per share
Net loss	-	(1.92)	-

Weighted average shares outstanding, basic	26,104,100	10,000	26,104,100

The accompanying notes are an integral part of these financial statements.

- - 12 - -

VERILINK CORPORATION

STATEMENTS OF CASH FLOWS

For the years ended June 26, 2009 and June 27, 2008

and the Period from February 13, 2009 to June 26, 2009

Year ended June 26, 2009	Year ended June 27, 2008	Inception (February 13, 2009 to June 26, 2009

Cash flows from operating activities:
Net loss	$ (11,583)		$ (19,231)	$(2,135)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accounts Payable	(18,265)		19,231	-
Net cash used in operating activities	(29,848)		-	(2,135)

Cash flows from financing activities:
Advances from shareholder	29,848		-	2,135
Net cash provided by investing activities	29,848		-	2,135

Net change in cash and cash equivalents	-		-	-

Cash and cash equivalents at beginning of period	-		-	-

Cash and cash equivalents at end of period	$ -	-	$ -	$ -

Non-cash investing and financing activities:
Issuance of common stock under Reorganized Plans	$ -		$ 262,041

The accompanying notes are an integral part of these financial statements.

- - 13 - -

VERILINK CORPORATION

An Exploration Stage Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended June 26, 2009 and June 27, 2008

and for the period from February 13, 2009 to June 26, 2009

		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Deficit Accumulated during the exploration stage	Total
Shares	$	$	$			$

Balance at June 29, 2007	10,000	100	91,058,864	(63,201)	(90,995,763)		-
Issuance of common stock under Reorganized plans – IACE Investment	25,000,000	250,000	(250,000)	-	-		-
Issuance of common stock under Reorganized plans - /Venture Fund I	1,000,000	10,000	(10,000)	-	-		-
Issuance of common stock under Reorganized plans – Bankruptcy Trustee	75,000	750	(750)	-	-		-
Issuance of common stock under Reorganized plans – Class 7 Creditors	19,100	191	(191)	-	-		-
Net loss	-	-	-	-	(19,231)		(19,231)
Balance at June 27, 2008	26,104,100	261,041	90,797,923	(63,201)	(91,014,994)		(19,231)
Net loss Balance at June 26, 2009	26,104,100	261,041	90,797,923	(63,201)	(9,448) (91,024,442)	(2,135) (2,135)	(11,583) (30,814)

The accompanying notes are an integral part of these financial statements.

- - 14 - -

VERILINK CORPORATION

An Exploration Stage Company

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

On April 9, 2006, we filed bankruptcy.  On June 15, 2006, we sold substantially all of our assets for $5,250,000,  the assumption of certain liabilities and the payment of certain other costs. In January 2007, the Court approved  our reorganization plan, which included (i) the sale of the Verilink shell to an outside investor group, and (ii) the creation of a Liquidating Trust responsible for payments to creditors. Following the sale of substantially all assets, we ceased operations.

On January 31, 2007, the Court approved the Second Amended Plan. Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to February 13, 2009

On February 10, 2009, the Company entered into an Option Agreement with Osage Land to acquire certain oil and gas leases covering approximately 3,912 acres of oil and gas leases located in Phillips County, State of Colorado from Osage Land Company, an Oklahoma corporation,.  The primary term of the leases is for a five year period that expires in 2012.  Osage Land is to receive $80.00 per net mineral acre on or before July 10, 2009 as extended to March 31, 2010, or about $313,000.  Due to lack of funding, we have not engaged in any operations related to the Option Agreement.

During February 2007, $8,768,799 of pre-petition liabilities were discharged and transferred to the Verilink Liquidating Trust pursuant to the Plan of Reorganization. In February, 2009, we emerged from bankruptcy as an exploration stage company.

Basis of presentation

Our fiscal year is the 52- or 53-week period ending on the Friday nearest to June 30.

As of February 13, 2009, the Company becomes an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in acquisition, exploration and development of its mining properties located in Phillips County, State of Colorado. The Company has not yet determined whether these properties contain mineral reserves that are economically recoverable. The business of mining and exploring for minerals involves a high degree of risk and there can be no assurances that current exploration programs will result in profitable mining operations.

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

Fair-value of financial instruments

The carry amounts of cash, cash equivalents, short-term investments and other current assets and liabilities such as accounts receivable, accounts payable, and accrued expenses, as presented in the financial statements, approximate fair value based on the short-term nature of these instruments. The fair value of note payable to bank and long-term debt is determined based on the borrowing rates currently available to us for loans with similar terms and maturities.

- - 15 - -

Basic and Diluted Net Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. The Company has 5,000,000 warrants outstanding as of June 26, 2009.  These warrants were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

Effective this year, the Company implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. We evaluated all events or transactions that occurred after June 27, 2009 up through the date we issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit as of June 26, 2009 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 — Income Taxes

The components of the net deferred income tax assets and liabilities at June 26, 2009 and June 27, 2008, are as follows (in thousands):

	June 26, 2009	June 27, 2008
Net operating loss carry forwards	$ 38,583	$ 38,579
Credit carry forwards	-	-
Total deferred tax assets	38,583	38,579
Valuation allowance	(38,583)	(38,579)
Net deferred tax assets	$ -	$ -

Internal Revenue Code Section 382 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset future taxable income will be significantly limited due to the changes of ownership from the bankruptcy court actions.

Note 4 — Capitalization

During the year ended June 27, 2008, Verilink began issuing post-reorganization New Common Stock as follows:

?

Issued 25,000,000 shares, which are not subject to the reversal, to the IACE Investments Two, Inc.

?

Issue 1,000,000 shares to the Venture Fund I, Inc., pursuant to the terms under the DIP Loan.

?

Issue 75,000 shares to the Bankruptcy Trustee to be distributed according to the Plan.

?

Issue 100 shares to each of 191 holders of an Allowed Unsecured Claim in Class 7 for a total of 19,100 shares issued.

- - 16 - -

Stock Warrants

Pursuant to the terms of the DIP Loan and Plan, we issued 1,000,000 New shares and warrants for 5,000,000 New shares to Venture Fund I, Inc., for providing the DIP Loan.  The warrants are exercisable at $25 per share at any time on or prior to November 30, 2016.  The number of shares called or exercised at any given time and the purchase price per share shall be subject to adjustment from time to time by the Board of Directors of the Company.

Note 5 — Stock Based Compensation

Stock Incentive Plans

All stock incentive plans were cancelled by the Bankruptcy Court pursuant to the First Amended Joint Plan of Reorganization on January 6, 2007.

Note 6 — Advances from Related Party

As of June 26, 2009, the Company currently has a related party accounts payable of $29,848 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf.

- - 17 - -

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 26, 2009 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

- - 18 - -

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 26, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 26, 2009.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 26, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of June 26, 2009.

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

- - 19 - -

(f)

Audit Committee Financial Expert

We do not have an audit committee financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

We do not have a separately designated standing audit committee. Instead, our Director performs the required functions of an audit committee. James Ditanna is the only member of our Board of Directors and is its functional-equivalent of an audit committee. Our director does not meet the independent requirements for an audit committee member. The Director selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. We have not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet our requirements at this time.

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 26, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

- - 20 - -

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Malone & Bailey, P.C., our independent auditors, for the audit of our annual  financial statements was $10,000 and $17,841 for fiscal year 2009 and 2008, respectively.

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

- - 21 - -

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 9, 2009	By:	/s/ James A. Ditanna
James A. Ditanna
President, Chief Executive Officer and Sole Director

- - 22 - -