Form 10-Q
period 2009-09-25
VERILINK CORP
filed 2009-11-09
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the issuer's common stock as of November 9, 2009 was 26,104,100 shares

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (unaudited):

Balance Sheets as of September 25, 2009 and June 26, 2009

3

Statements of Expenses for the three months ended
September 25, 2009 and September 25, 2008 and the period of inception to September 25, 2009

4

Statements of Cash Flows for the three months ended
September 25, 2009 and September 25, 2008 and the period of inception to September 25, 2009

5

Notes to Financial Statements

6

Item 2.

Management's Discussion and Analysis

7

Item 3

Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.

Controls and Procedures

8

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

9

Item 1A

Risk Factors

9

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3.

Defaults Upon Senior Securities

9

Item 4.

Submission of Matters to a Vote of Securities Holders

9

Item 5.

Other Information

9

Item 6.

Exhibits

9

SIGNATURE

9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	September 25, 2009	June 26, 2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Account Payables	$ 3,966	$ 966
Advances from related party	30,814	29,848
Total Liabilities	34,780	30,814

Stockholders' deficit:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041 -	261,041 -
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(6,101)	(2,135)
Total stockholders' deficit	(34,780)	(30,814)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

(unaudited)

Three months ended
	September 25, 2009	September 26, 2008	Inception February 13,2009 to September 25, 2009

Expenses:
General and Administrative Expenses	$ 3, 966	$ 966	$ 6,101
Net loss	$ (3,966)	$ (966)	$ (6,101)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	n/a

Weighted average common shares outstanding – basic and diluted	26,104,100	26,104,100	n/a

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	September 25, 2009	September 26, 2008	Inception February 13, 2009 to September 25, 2009
Cash flows from operating activities:
Net loss	$ (3,966)	$ (966)	$ (6,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	3,000	(18,265)	3,000
Net cash used in operating activities	(966)	(19,231)	(3,101)
Cash flows from financing activities
Advances from related party	966	19,231	3,101
Net cash provided by financing activities	966	19,231	3,101
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim financial statements of Verilink Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Verilink's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended June 26, 2009 as reported in the Form 10-K have been omitted.

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

Note 3 – Related Party Transactions

As of September 25, 2009, the Company currently has a related party accounts payable of $30,814 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf.

Note 4 – Subsequent Event

The Company has evaluated subsequent events through November 9, 2009 which is the date the financial statements were issued. There are no significant subsequent events.

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

Description of Business.

Verilink Corporation is an exploration stage company that is engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.  Due to depressed market conditions associated with the cost of acquiring oil and gas properties, the Company’s management elected to become an exploration stage company to acquire certain options on oil and gas leases at far more favorable terms than in the State of Colorado. As reported by the Company on Form 8K filed on February 10 2009, the Company entered into an Agreement with Osage Land to acquire certain oil and gas leases in Phillips County, State of Colorado.  Management is currently negotiating with several entities to determine if a joint venture or similar agreement is feasible to develop the leases. Verilink intends to conduct geophysical operations on approximately three (3) square miles of the leases covered under the Agreement.  This is commonly referred to as seismic testing and will be used to determine the location of any Niobrara gas structures.  If gas structures are determined to be present, Management for Verilink intends to evaluate their suitability with various professionals to determine if drilling is warranted.

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

7

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

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80.00 per net mineral acre which was originally due on or before the 10th day of July 2009 but has now been extended to March 31, 2010, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Agreement remains open and subject to further negotiation with Osage Land.  The Agreement contains customary representations, warnings, covenants and default conditions.  Subject to certain conditions and exceptions, the Agreement may be terminated prior to completion in the event that (a) the parties to the Agreement mutually consent to the termination, (b) a closing under the Agreement has not occurred prior to the close of business on July 10, 2009 as extended to March 31, 2010, (c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

PLAN OF OPERATIONS

During the quarter ended September 25, 2009, the Company is continuing negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

IACE Investments Two Inc, an 80% shareholder, advanced the Company $3,966 during the quarter ended September 25, 2009 for professional and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter ended September 25, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 25, 2009.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of September 25, 2009 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the period ended September 25, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Verilink is not currently a party to any legal proceeding.

Item 1A

Risk Factors

There have been no material changes in our risk factors since June 26, 2009. See risk factors at June 26, 2009, within our Form 10-K.

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

Date: November 9, 2009

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

11