Form 10-Q
period 2009-12-25
VERILINK CORP
filed 2010-01-27
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or the quarterly period ended December 25, 2009

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

The number of shares outstanding of the issuer's common stock as of January 27, 2010 was 26,104,100 shares

VERILINK CORPORATION

FORM 10-Q

PART I.

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis

7

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.

Controls and Procedures

8

PART II.

OTHER INFORMATION

9

Item 1.

Legal Proceedings

9

Item 1A

Risk Factors

9

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3

Defaults Upon Senior Securities

9

Item 4

Submission of Matters to a Vote of Securities Holders

9

Item 5

Other Information

9

Item 6

Exhibits

9

SIGNATURES

10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	December 25, 2009	June 26, 2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities

Account Payables	$ 3,966	$ 966
Advances from related party	35,189	29,848
Total Liabilities	39,155	30,814

Stockholders' deficit:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041 -	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(10,476)	(2,135)
Total stockholders' deficit	(39,155)	(30,814)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

(unaudited)

	Three months ended		Six months ended
	December 25,	December 26,	December 25,	December 26,	Inception February 13,2009 to December 25, 2009
	2009	2008	2009	2008

Expenses:

General and Administrative Expenses	$4,375	$3,966	$7,932	$7,166		$10,476
Net loss	(4,375)	(3,966)	(7,932)	(7,166)		(10,476)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)	$	n/a

Weighted average common shares outstanding – basic and diluted	26,104,100	26,104,100	26,104,100	26,104,100		n/a

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

Six months ended
	December 25, 2009	December 26, 2008	Inception February 13, 2009 to December 25, 2009
Cash flows from operating activities:

Net loss	$ (8,341)	$ (7,166)	$ (10,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	3,000	(18,265)	3,000
Net cash used in operating activities	(5,341)	(25,431)	(7,476)
Cash flows from financing activities
Advances from related party	5,341	25,431	7,476
Net cash provided by financing activities	5,341	25,431	7,476
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

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

Note 3 - Related Party Transactions

As of December 25, 2009, the Company currently has a related party accounts payable of $35,189 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf.

Note 4 - Subsequent Event

The Company has evaluated subsequent events through January 27, 2010 which is the date the financial statements were issued. There are no significant subsequent events.

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

PLAN OF OPERATIONS

During the quarter ended December 25, 2009, the Company is continuing negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

IACE Investments Two Inc, an 80% shareholder, advanced the Company $5,341 during the quarter ended December 25, 2009 for professional and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter ended December 25, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 25, 2009.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 25, 2009 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the period ended December 25, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number

Description of Exhibit

31

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

Date: January 27, 2010

By:

/s/   James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

10