Form 10-Q
period 2010-03-26
VERILINK CORP
filed 2010-05-03
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010

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

Yes ☑  No ☐

The number of shares outstanding of the issuer's common stock as of April 28, 2010 26,104,100 shares.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A

Risk Factors

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Securities Holders

Item 5

Other Information

Item 6

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	March 26, 2010	June 26, 2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current Liabilities
Account Payables	$ 3, 966	$ 966
Advances from related party	37,089	29,848
Total Liabilities	41,055	30,814

Stockholders' deficit:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Deficit accumulated during the exploration stage	(12,376)	(2,135)
Accumulated deficit	(91,024,442)	(91,024,442
Total stockholders' deficit	(41,055)	(30,814)
Total liabilities and stockholders’ deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

(unaudited)

	Three Months Ended					Three Months Ended		Inception February 13, 2009 to
Expenses:		March 26, 2010		March 27, 2009		March 26, 2010	March 27, 2009		March 26, 2010
General and Administrative Expenses		$1,900		$923		$10,241	$7,166		$12,376
Net loss		(1,900)		(923		(10,241)	(7,166)		(12,376)
	$		$		)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)		$0.00	$(0.00)	$	n/a

Weighted average common shares outstanding – basic and diluted		26,104,100		26,104,100		26,104,100	26,104,100		n/a

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

Cash flows from operating Activities:	Nine Months March 26, 2010	Ended March 27, 2010	Inception February 13, 2009 to March 26, 2010

Net loss	$ (10,241)	$ (8,089)	$ (12,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	3,000	(18,265)	3,000
Net cash used in operating activities	(7,241)	(26,354)	(9,376)
Cash flows from financing activities
Advances from related party	7,241	26,354	9,376
Net cash provided by financing activities	7,241	26,354	9,376
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$ -	$ -	$ -

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

Note 3 – Related Party Transactions

As of March 26, 2010, the Company has a related party accounts payable of $37,089 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf.

Note 4 - Subsequent Event

The Company has evaluated subsequent events through April ___, 2010, which is the date the financial statements were issued. There are no significant subsequent events.

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

In January 2009, the Company began to negotiate with several oil and natural gas companies to acquire mineral interest to further explore and develop. On February 10, 2009, as reported on form 8K on February 10, 2009, Verilink entered into an Option Agreement (the “Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado. The leases being acquired reserves a 1/8th  royalty to the mineral interest holders and 6.25% overriding royalty interest to Osage Land.  Verilink intends to conduct geophysical operations on at least two (2) square miles of the leases covered under the Agreement with Osage Land. As of the date of this filing, the Company has been unable to secure funding necessary to conduct any operations related to seismic testing. The Company is currently negotiating with energy exploration companies to determine if a joint venture or agreement is feasible to further develop the leases located in Colorado.

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80 per net mineral acre which was originally due on or before the 10th day of July 2009 but has now been extended to March 31, 2010, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Agreement remains open and subject to further negotiation with Osage Land.  The Agreement contains customary representations, warnings, covenants and default conditions.  Subject to certain conditions and exceptions, the Agreement may be terminated prior to completion in the event that (a) the parties to the Agreement mutually consent to the termination, (b) a closing under the Agreement has not occurred prior to the close of business on July 10, 2009 as extended to March 31, 2010, (c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

PLAN OF OPERATIONS

During the nine months ended March 26, 2010, the Company is continuing negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

IACE Investments Two Inc, an 80% shareholder, advanced the Company $7,241 during the nine months ended March 26, 2010, for professional and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash during the quarter and the nine months ended March 26, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 26, 2010.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of March 26, 2010, due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the period ended March 26, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1

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

Date: April 28, 2010

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)