Form 10-K
period 2010-06-25
VERILINK CORP
filed 2010-09-23
CIK 774937

Exhibit 31

CERTIFICATION

I, James Ditanna, certify that:

1.   I have reviewed this annual report on Form 10-K for fiscal year ended June 25, 2010 of Verilink Corporation. (the “Company”);

2.   Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company is made known to us by others within the entity, particularly during the period in which this report is being prepared;

(b)   evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)   disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.   I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of  the  Company’s board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability trecord, process, summarize and report financial information; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

/s/   James Ditanna

__________________________

James Ditanna

Chief Executive Officer and

Chief Financial Officer

September 23, 2010