Form 10-K/A
period 2010-06-25
VERILINK CORP
filed 2010-10-06
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2010

Commission File Number: 000-28562

VERILINK CORPORATION

(Name of small business issuer in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 South Johnstone Ave., Suite 501, Bartlesville, Oklahoma 74003

(Address of principal executive offices)

(918) 336-1773

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  o  No  x

Number of shares of the registrant’s common stock outstanding as of September 23, 2010, was 26,104,100.

PART I

ITEM 1	BUSINESS

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

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80.00 per net mineral acre which was originally due on or before the 10th day of July 2009 as extended to March 31, 2011, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Agreement remains open and subject to further negotiation with Osage Land.  The Agreement contains customary representations, warnings, covenants and default conditions.  Subject to certain conditions and exceptions, the Agreement may be terminated prior to completion in the event that (a) the parties to the Agreement mutually consent to the termination, (b) a closing under the Agreement has not occurred prior to the close of business on July 10, 2009 as extended to March 31, 2011, (c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

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

During the fiscal year ended June 2010, the Company has been in negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

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

COMPETITION

As an exploration stage company, we face fierce competition. Our competition includes large and mid-sized independent production companies, as well as major energy companies with international operations. We believe that the principal competitive factor in the market area is the price paid to secure an oil and gas lease.  Currently and in the future, we will face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the energy development industry have substantial competitive advantages than we have, including:

·	longer operating histories;

·	significantly greater financial, technical and marketing resources;

·	greater brand name recognition;

·	better distribution channels;

·	existing customer bases; and

·	Equipment necessary to operate a well

We are a minor participant in the industry and with many other companies having far greater financial, technical and other resources.

ITEM 1A	RISK FACTORS

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH RESTRUCTURING TRANSACTIONS INCLUDING THE FOLLOWING:

A)

ANY FUTURE JOINT VENTURE, NEW BUSINESS COMBINATION OR SALE OF COMMON SHARES MAY RESULT IN A CHANGE OF CONTROL AND/OR MANAGEMENT OF THE REORGANIZED COMPANY;

B)

THE TERMS OF ANY FUTURE JOINT VENTURE, BUSINESS COMBINATION, LOAN OR SALE OF COMMON SHARES ARE UNCERTAIN AND, THEREFORE, THE POTENTIAL EFFECT ON INVESTORS IS UNCERTAIN;

C)

EVEN IF COMPANY MERGES WITH A PRIVATE ENTITY, THE COMBINED ENTITY MAY NOT BE ABLE TO QUALIFY TO TRADE ON A PUBLIC MARKET;

D)

EVEN IF THE COMPANY MERGES WITH A PRIVATE ENTITY, THE COMBINED ENTITY FACES A MYRIAD OF PROBLEMS THAT ANY COMPANY MAY FACE IN TODAY’S ECONOMIC CLIMATE, AND MAY BE UNSUCCESSFUL.

E)

ANY BUSINESS COMBINATION MAY RESULT IN THE EQUITY INTEREST OF SHAREHOLDERS AND CREDITORS DELIVERED PURSUANT TO THE TERMS OF THE PLAN, BEING FURTHER DILUTED AND, THEREFORE, BEING OF LITTLE OR NO VALUE;

F)

A MARKET MAY NOT EXIST FOR THE COMPANY’S COMMON STOCK;

G)

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The Company does not own or rent any real property.

ITEM 3	LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit other than the Bankruptcy.

ITEM 4	(REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock was delisted from the NASDAQ National Market on April 19, 2006 following the Company’s filing of the Chapter 11. The Company was trading on the Pink sheets under the symbol “VRLKQ” until June 27, 2008. On June 27, 2008, the symbol was changed to VERL. As of June 25, 2010, the bid price of the Company’s shares was $1.25 per share. The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Fiscal 2010 — Quarter Ended	June 26	March 30	December 29	September 29
Market Price: High	$ 1.25	$ 1.25	$ 1.25	$ 1.25
Low	$ 1.01	$ 1.25	$ 1.25	$ 1.25

Holders of Our Common Stock

As of June 25, 2010, we had 291 shareholders of our common stock.

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

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80.00 per net mineral acre on or before the 10th day of July, 2009, as extended to March 31, 2011, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Option Agreement remains open and subject to further negotiation with Osage Land.  The Option Agreement contains customary representations, warnings, covenants and closing conditions.  Subject to certain conditions and exceptions, the Option Agreement may be terminated prior to closing in the event that (a) the parties to the Option Agreement mutually consent to the termination, (b) a closing under the Option Agreement has not occurred prior to the close of business on July 10, 2009 as extended to March 31, 2011, (c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

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

Results of Operations

Liquidity and Capital Resources

At June 26, 2010, Verilink had no cash.

As of June 26, 2010, the Company had an operating loss of $11,417.

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

If the Company needs to raise capital, most likely the only method available would be the private sale of securities. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or a private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verilink Corporation

Bartlesville, Oklahoma

We have audited the accompanying balance sheets as of June 25, 2010 and June 26, 2009 and the related statement of expenses, stockholders’ deficit and cash flows of Verilink Corporation for the fiscal periods ended  June 25, 2010 and June 26, 2009 and the period from February 13, 2009 (inception) through June 25. 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verilink as of June 25, 2010 and June 26, 2009, and the results of its operations and its cash flows for the fiscal periods ended  June 25, 2010 and June 26, 2009 and the period from February 13, 2009 (inception) through June 25. 2010 in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 22, 2010

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	June 25, 2010	June 26, 2009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$966	$ 966
Advances from shareholder	38,208	29,848
Accrued liabilities	3,057
Total current liabilities	42,231	30,814

Stockholders' Deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.01 par value; 40,00,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(13,552)	(2,135)
Total stockholders' deficit	(42,231)	(30,814)
Total Liabilities and Stockholders’ Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

VERILINK CORPORATION (An Exploration Company)
STATEMENTS OF EXPENSES
For the years ended June 25, 2010 and June 26, 2009

	June 25, 2010	June 26, 2009	Inception (February 13, 2009) to June 25, 2010

Expenses:
General and Administrative Expenses	$ 8,360	$ 11,583	$10,495
Interest Expense	3,057	-	3,057

Net loss	$(11,417)	$ (11,583)	$(13,552)

Basic and diluted income (loss) per common share
	$(0.00)	$ (0.00)

Weighted average common shares outstanding, basic and diluted	26,104,100	26,104,100

The accompanying notes are an integral part of these financial statements.

VERILINK CORPORATION (An Exploration Company)
STATEMENTS OF CASH FLOWS
For the years ended June 25, 2010 and June 26, 2009

	Year ended June 25, 2010		Year ended June 26, 2009	Inception (February 13, 2009) to June 25, 2010

Cash flows from operating activities:
Net loss	$(11,417)		$ (11,583)	$(13,552)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accounts Payable	-		(18,265)	-
Accrued expenses	3,057		-	3,057
Net cash used in operating activities	(8,360)		(29,848)	(10,495)

Cash flows from financing activities:
Advances from shareholder	8,360		29,848	10,495
Net cash provided by financing activities	8,360		29,848	10,495

Net change in cash and cash equivalents	-		-	-

Cash and cash equivalents at beginning of period	-		-	-

Cash and cash equivalents at end of period	$ -	-	$ -	$-

The accompanying notes are an integral part of these financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended June 25, 2010 and June 26, 2009

	Common Stock		Additional	Accumulated Other	Deficit Accumulated	Accumulated Deficit	Total
			Paid-in-Capital	Comprehensive Loss	during Development stage
	Shares	$	$	$		$	$
Balance at June 27, 2008	26,104,100	261,041	90,797,923	(63,201)	-	(91,014,994)	(19,231)

Loss from June 27, 2008- February 13, 2009
						(9,448)	(9,448)

Loss during the development stage					(2,135)		(2,135)

Balance at June 27, 2009	26,104,100	261,041	90,797,923	(63,201)	(2,135)	(91,024,442)	(30,814)

Net loss					(11,417)		(11,417)

Balance at June 25, 2010	26,104,100	261,041	90,797,923	(63,201)	(13,552)	(91,024,442)	(42,231)

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

Basic and Diluted Net Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. The Company has 5,000,000 warrants outstanding as of June 25, 2010. These warrants were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit as of June 25, 2010 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 — Income Taxes

The components of the net deferred income tax assets and liabilities at June 25, 2010 and June 26, 2009, are as follows:

	June 25, 2010	June 26, 2009

Net operating loss carry forwards	4,608	726
Valuation allowance	(4,608)	(726)
Net deferred tax assets	$ -	$ -

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

•

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

Stock Warrants

On the 27th day of June, 2008, pursuant to the terms of the DIP Loan and Plan, we issued 1,000,000 New shares and warrants for 5,000,000 New shares to Venture Fund I, Inc., for providing the DIP Loan.  The warrants are exercisable at $25 per share at any time on or prior to November 30, 2016.  The number of shares called or exercised at any given time and the purchase price per share shall be subject to adjustment from time to time by the Board of Directors of the Company.

Note 5 — Stock-Based Compensation

Stock Incentive Plans

All stock incentive plans were cancelled by the Bankruptcy Court pursuant to the First Amended Joint Plan of Reorganization on January 6, 2007.

Note 6 — Advances from Related Party

As of June 25, 2010, the Company currently has a related party accounts payable of $38,208 due to IACE Investments Two Inc, an 80% shareholder, for operating expenses paid on the Company’s behalf. The related party advances are bear an interest rate of 8%, is unsecured and is due July 1, 2011.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 25, 2010 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.    Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 25, 2010. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 25, 2010.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 25, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of June 25, 2010.

Name	Age	Position	Director Since

James Ditanna	59	President, Chief Executive Officer	January 31, 2007

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

(i)

Code of Ethics

We do not have a formal Code of Ethics as we have not been operating and have had no reason to adopt such a code at this time.

ITEM 11	EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Other Annual ($)(3)	Restricted Stock Awards ($)	Securities Underlying Options (#)(4)	All other Compensation ($)(5)
James Ditanna, President/Sole Director	2008	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
James Ditanna, President/Sole Director	2009	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
James Ditanna, President/Sole Director	2010	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 25, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Audit Fees

The aggregate fees billed by MaloneBailey, LLP., our independent auditors, for the audit of our annual  financial statements was $10,000 and $10,000 for fiscal year 2010 and 2009, respectively.

Audit-Related Fees

None

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 6, 2010	By:	/s/ James A. Ditanna
James A. Ditanna
President, Chief Executive Officer and Sole Director