Form 10-Q
period 2010-09-24
VERILINK CORP
filed 2010-11-09
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

VERILINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	000-28562	94-2857548
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

501 South Johnstone, Suite 501, Bartlesville, Oklahoma 74003

 (Address of Principal Executive Offices)

_______________

(918) 336-1773

(Issuer Telephone number)

_______________

(Former Name or Former Address if Changed Since Last Report)

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

The number of shares outstanding of the Issuer’s common stock as of November 8, 2010 was 26,104,100 shares of common stock.

PART I

Item 1.  Financial Statements

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	September 24, 2010	June 25, 2010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	966	966
Advances from shareholder	42,483	38,208
Accrued liabilities	3,864	3,057

TOTAL CURRENT LIABILITIES	47,313	42,231

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.01, authorized: 1,000,000 shares, no shares issued or outstanding	$ -	$ -
Common stock: $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(18,634)	(13,552)

TOTAL STOCKHOLDERS' DEFICIT	(47,313)	(42,231)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

(unaudited)

			From Inception (February 13, 2009) to September 24, 2010

	Three Months Ended
	Sept 24, 2010	Sept 25, 2009

OPERATING EXPENSES
General and administrative expenses	$4,275	$3,966	$14,770
Interest expense	807	-	3,864

Net operating loss	(5,082)	(3,966)	(18,634)

NET LOSS	$ (5,082)	$ (3,966)	$ (18,634)

Net loss per common share, basic and diluted	$ (0.00)	$ (0.00)	n/a
Weighted average number of common shares outstanding, basic and diluted	26,104,100	26,104,100	n/a

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended		From Inception (February 13, 2009) to September 24, 2010
	Sept 24, 2010	Sept 25, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,082)	$ (3,966)	$ (18,634)

Adjustments to reconcile net loss with cash used in operations:

Change in accounts payable and accrued liabilities	807	3,000	3,864

Net cash used in operating activities	(4,275)	(966)	(14,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	4,275	966	14,770

Net cash provided by financing activities	4,275	966	14,770

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

5

VERILINK CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Verilink Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Verilink's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended June 25, 2010 as reported in the Form 10-K have been omitted.

Note 2 -

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. Moreover, the company does not have any operations.  These factors raise substantial doubt about Verlink’s ability to continue as a going concern.

Note 3 – Related Party Transactions

As of September 24, 2010, the Company has advances from a shareholder of $42,483 due to IACE Investments Two Inc., an 80% shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, are unsecured and due on July 1,2011.

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

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80 per net mineral acre which was originally due on or before the 10th day of July 2009 but has now been extended to March 31, 2011, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Agreement remains open and subject to further negotiation with Osage

Land.  The Agreement contains customary representations, warnings, covenants and default conditions.  Subject to certain conditions and exceptions, the Agreement may be terminated prior to completion in the event that (a) the parties to the Agreement mutually consent to the termination, (b) a closing under the Agreement has not occurred prior to the close of business on July 10, 2009 as extended to March 31, 2011, (c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

PLAN OF OPERATIONS

During the three months ended September 24, 2010, the Company is continuing negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

IACE Investments Two Inc, an 80% shareholder, advanced the Company $4,275 during the three months ended September 24, 2010, for professional and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash at  September 24, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 24, 2010.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of September 24, 2010, due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

There were no changes in our internal control over financial reporting during the period ended September 24, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Verilink is not currently a party to any legal proceeding.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since June 25, 2010. See risk factors at June 25, 2010, within our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

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

Date: November 8, 2010

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)