Form 10-Q
period 2010-12-31
VERILINK CORP
filed 2011-02-14
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the Issuer’s common stock as of February 10, 2011, was 26,104,100 shares of common stock.

PART I

Item 1.  Financial Statements

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	December 31, 2010	June 25, 2010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$966	$966
Advances from shareholder	44,664	38,208
Accrued liabilities	5,606	3,057

TOTAL CURRENT LIABILITIES	51,236	42,231

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.01, authorized: 1,000,000 shares, no shares issued or outstanding	-	-
Common stock: $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(22,557)	(13,552)

TOTAL STOCKHOLDERS' DEFICIT	(51,236)	(42,231)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

(unaudited)

					From Inception (February 13, 2009) to December 31, 2010

	Six Months Ended		Three Months Ended
	Dec 31, 2010	Dec 25, 2009	Dec 31, 2010	Dec 25, 2009

OPERATING EXPENSES
General and administrative expenses	$6,456	$7,932	$2,181	$4,375	$16,951
Interest expense	2,549	-	1,742	-	5,606

Net operating loss	(9,005)	(7,932)	(3,923)	(4,375)	(22,557)

NET LOSS	$ (9,005)	$ (7,932)	$ (3,923)	$ (4,375)	$ (22,557)

Net loss per share, basic and fully diluted	$ (0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	26,104,100	26,104,100	26,104,100	26,104,100

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended		From Inception (February 13, 2009) to December 31, 2010
	Dec. 31, 2010	Dec. 25, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,005)	$ (8,341)	$ (22,557)

Adjustments to reconcile net loss with cash used in operations:
Change in accounts payable and accrued liabilities	2,549	3,000	5,606

Net cash used in operating activities	(6,456)	(5,341)	(16,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	6,456	5,341	16,951

Net cash provided by financing activities	6,456	5,341	16,951

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Note 3 – Related Party Transactions

As of December 31, 2010, the Company has advances from a shareholder of $44,664 due to IACE Investments Two Inc., an 80% shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, are unsecured and due on July 1, 2011.

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

PLAN OF OPERATIONS

As of December 31, 2010, the Company is continuing negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash at December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2011

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)