Form 10-Q
period 2011-03-31
VERILINK CORP
filed 2011-05-10
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-28562

VERILINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Issuer’s common stock as of May 10, 2011, was 26,104,100 shares of common stock.

FORM 10-Q

Verilink Corporation

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

15

ITEM 4. CONTROLS AND PROCEDURES

15

PART II.  OTHER INFORMATION

16

ITEM 1.  LEGAL PROCEEDINGS

16

ITEM 1A. RISK FACTORS

16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5.  OTHER INFORMATION

19

ITEM 6.  EXHIBITS

20

SIGNATURES

20

PART I.  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to VERILINK CORPORATION.

ITEM 1.  FINANCIAL STATEMENTS

VERILINK CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2011	June 25, 2011

CURRENT LIABILITIES
Accounts payable	$966	$966
Advances from shareholder	45,089	38,208
Accrued liabilities	6,615	3,057

TOTAL CURRENT LIABILITIES	52,670	42,231

STOCKHOLDERS ' DEFICIT
Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding at September 24, 2010 and June 25, 20010	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(23,991)	(13,552)

TOTAL STOCKHOLDERS ' DEFICIT	(52,670)	(42,231)

TOTAL LIABILITIES AND STOCKHOLDERS ' DEFICIT	$-	$-

The accompanying notes are integral to these financial statements.

VERILINK CORPORATION

(A Development Stage Company)

STATEMENTS OF EXPENSES

(Unaudited)

					From February 13, 2009 (inception) to March 31, 2011

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

OPERATING EXPENSES
General and administrative expenses	6,881	10,241	425	1,900	17,376
Interest expense	3,558	-	1,009	-	6,615

Net operating loss	(10,439)	(10,241)	(1,434)	(1,900)	(23,991)

NET LOSS	$(10,439)	$(10,241)	$(1,434)	$(1,900)	$(23,991)

Net loss per share, basic and fully diluted	-	-
Weighted average number of shares outstanding	26,104,100	26,104,100	26,104,100	26,104,100

The accompanying notes are integral to these financial statements.

VERILINK CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		From February 13, 2009 (inception) to 3/31/11
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,439)	$(10,241)	$(23,991)

Adjustments to reconcile net loss with cash used in operations:

Change in accounts payable and accrued liabilities	3,558	3,000	6,615

Net cash used in operating activities	(6,881)	(7,241)	(17,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	6,881	7,241	17,376

Net cash provided by financing activities	6,881	7,241	17,376

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are integral to these financial statements.

VERILINK CORPORATION

(An Development Stage Company)

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

Note 3 – Related Party Transactions

As of March 31, 2011, the Company has advances from a shareholder of $45,089 from IACE Investments Two Inc., an 80% shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, are unsecured and due on July 1, 2011.

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

Description of Business.

Verilink Corporation is an development stage company that is engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.  Due to depressed market conditions associated with the cost of acquiring oil and gas properties, the Company’s management elected to become an exploration stage company to acquire certain options on oil and gas leases at far more favorable terms than in the State of Colorado. As reported by the Company on Form 8K filed on February 10 2009, the Company entered into an Agreement with Osage Land to acquire certain oil and gas leases in Phillips County, State of Colorado.  Management is currently negotiating with several entities to determine if a joint venture or similar agreement is feasible to develop the leases. Verilink intends to conduct geophysical operations on approximately three (3) square miles of the leases covered under the Agreement.  This is commonly referred to as seismic testing and will be used to determine the location of any Niobrara gas structures.  If gas structures are determined to be present, Management for Verilink intends to evaluate their suitability with various professionals to determine if drilling is warranted.

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

Verilink had no cash at March 31, 2011.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERILINK CORPORATION

Date: May 10, 2011

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

9