Form 10-K
period 2011-06-30
VERILINK CORP
filed 2011-09-27
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

 [ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

Commission File Number: 000-28562

VERILINK CORPORATION

(Name of small business issuer in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 South Johnstone Ave., Suite 501

Bartlesville, Oklahoma 74003

(Address of principal executive offices)

(918) 336-1773

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

As of September 27, 2011, the registrant had 26,104,100 shares of common stock, $.0001 par value, issued and  outstanding.

TABLE OF CONTENTS

PART I

4

Item 1.  Business

4

Item 1A.  Risk Factors

5

Item 1B.  Unresolved Staff Comments

7

Item 2.  Properties

8

Item 3.  Legal Proceedings

8

Item 4.  (Removed and Reserved)

8

PART II

9

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

9

Item 6.  Selected Financial Data

9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7A. Quantitative and Qualitative Disclosures and Market Risk

11

Item 8.  Financial Statements and Supplementary Data

12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

4

Item 9A. Controls and Procedures

4

Item 9B. Other Information

5

PART III

5

Item 10.  Directors, Executive Officers and Corporate Governance

5

Item 11.  Executive Compensation

6

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

6

Item 13.  Certain Relationships and Related Transactions and Director Independence

7

Item 14. Principal Accounting Fees and Services

7

PART IV

7

Item 15. Exhibits, Financial Statement Schedules

7

SIGNATURES

8

PART I

ITEM 1.  BUSINESS

Company Overview

Verilink Corporation is an exploration stage company that is engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.  Due to depressed market conditions associated with the cost of acquiring oil and gas properties, the Company’s management elected to become an exploration stage company to acquire certain options on oil and gas leases at far more favorable terms than in the State of Colorado. As reported by the Company on Form 8K filed on February 10, 2009, the Company entered into an Agreement with Osage Land to acquire certain oil and gas leases in Phillips County, State of Colorado.  Management is currently negotiating with several entities to determine if a joint venture or similar agreement is feasible to develop the leases. Verilink intends to conduct geophysical operations on approximately three (3) square miles of the leases covered under the Agreement.  This is commonly referred to as seismic testing and will be used to determine the location of any Niobrara gas structures.  If gas structures are determined to be present, Management for Verilink intends to evaluate their suitability with various professionals to determine if drilling is warranted.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company does not own or rent any real property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit other than the Bankruptcy.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock was delisted from the NASDAQ National Market on April 19, 2006 following the Company’s filing of the Chapter 11. The Company was trading on the Pink sheets under the symbol “VRLKQ” until June 27, 2008. On June 27, 2008, the symbol was changed to VERL. As of June 30, 2011, the bid price of the Company’s shares was $1.25 per share. The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Fiscal 2011 — Quarter Ended	June 30	March 31	December 31	September 30
Market Price: High	$ 1.25	$ 1.25	$ 1.25	$ 1.25
Low	$ 1.01	$ 1.25	$ 1.25	$ 1.25

Holders of Our Common Stock

As of June 30, 2011, we had 291 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Results of Operations

Liquidity and Capital Resources

At June 30, 2011, Verilink had no cash.

As of June 30, 2011, the Company had an operating loss of $11,467.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verilink Corporation

Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Verilink Corporation, (the “Company”) as of June 30, 2011 and June 25, 2010 and the related statement of expenses, stockholders’ deficit and cash flows for the fiscal periods ended  June 30, 2011 and June 25, 2010, and the period from February 13, 2009 (inception) through June 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verilink Corporation as of June 30, 2011 and June 25, 2010, and the results of its operations and its cash flows for the fiscal periods ended June 30, 2011 and June 25, 2010, and the period from February 13, 2009 (inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

September 27, 20111

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2011	June 25, 2010

LIABILITIES
Accounts payable	$-	$966
Advances from shareholder	47,015	38,208
Accrued interest to shareholders	6,683	3,057

TOTAL LIABILITIES	53,698	42,231

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 60,000,000 shares authorized; 26,104,100 shares issued and outstanding at June 30, 2011 and June 25, 2010	261,041	261,041
Additional paid-in capital	90,797,923	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(25,019)	(13,552)

TOTAL SHAREHOLDERS' DEFICIT	(53,698)	(42,231)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

			Inception (February 13, 2009) to June 30, 2011

	Year Ended Year Ended
	June 30, 2011	June 25, 2010

EXPENSES
General and administrative expenses	$7,841	$8,360	$18,336
Interest expense	3,626	3,057	6,683
NET LOSS	$(11,467)	$(11,417)	$(25,019)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	26,104,100	26,104,100

The accompanying notes are an integral part of these audited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended Year Ended		Inception (February 13, 2009) to June 30, 2011
	June 30, 2011	June 25, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,467)	$(11,417)	$(25,019)

Adjustments to reconcile net loss with cash used in operations:
Change in assets and liabilities:
Change in accounts payable and accrued liabilities	2,660	3,057	5,717
Net cash used in operating activities	(8,807)	(8,360)	(19,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	8,807	8,360	19,302
Net cash provided by financing activities	8,807	8,360	19,302

NET CHANGE IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these audited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDER DEFICIT

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit		Total Shareholders' Deficit
	Shares	Amount			From Prior Operations	During the Exploration Stage

Balance June 27, 2008	26,104,100	$261,041	$90,797,923	$(63,201)	$(91,014,994)	$-	$(19,231)

Loss from June 27, 2008 to February 13, 2009	-	-	-	-	(9,448)	-	(9,448)

Loss during the exploration stage	-	-	-	-	-	(2,135)	(2,135)

Balances, June 27, 2009	26,104,100	261,041	90,797,923	(63,201)	(91,024,442)	(2,135)	(30,814)

Net loss	-	-	-	-	-	(11,417)	(11,417)
Balances, June 25, 2010	26,104,100	261,041	90,797,923	(63,201)	(91,024,442)	(13,552)	(42,231)

Net loss	-	-	-	-	-	(11,467)	(11,467)

Balances, June 30, 2011	26,104,100	$261,041	$90,797,923	$(63,201)	$(91,024,442)	$(25,019)	$(53,698)

 The accompanying notes are an integral part of these audited financial statements.

VERILINK CORPORATION

An Exploration Stage Company

NOTES TO FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company

Verilink Corporation (“we”, “our” or the “Company”), a Delaware Corporation, was incorporated in 1982. Prior to ceasing operations in June 2006, we developed, manufactured, and marketed integrated access devices, Optical Ethernet access products, wireless access devices, and bandwidth aggregation solutions for network service providers, enterprise customers, and original equipment manufacturer partners. Our integrated network access and customer premises/located equipment products were used by network service providers.

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

On January 31, 2007, the Court approved the Second Amended Plan. Under the Plan, if the Business Combination occurs within six (6) months of the Effective Date, the Company will receive a discharge of its debts under Section 1141 of the Bankruptcy Code. On January 17, 2008, the Court issued the Order Granting Motion of Liquidating Trustee to Extend Certain Deadlines Established in the Debtors’ Plan of Reorganization, which ordered the Business Combination deadline extended to February 13, 2009

On February 10, 2009, the Company entered into an Option Agreement to acquire certain oil and gas leases on approximately 3,912 acres located in Phillips County, Colorado from Osage Land Company, an Oklahoma corporation,.  The primary term of the leases is for a five year period that expires in 2012.  Osage Land is to receive $80.00 per net mineral acre on or before July 10, 2009 as extended to March 31, 2010, or about $313,000.  Due to lack of funding, we have not engaged in any operations related to the Option Agreement.

In February, 2009, we emerged from bankruptcy as an exploration stage company.

Basis of presentation

Our fiscal year end is June 30.

As of February 13, 2009, the Company became an exploration stage company and has not yet realized any revenue from its operations. It is primarily engaged in acquisition, exploration and development of its mining properties located in Phillips County, Colorado. The Company has not yet determined whether these properties contain mineral reserves that are economically recoverable. The business of mining and exploring for minerals involves a high degree of risk and there can be no assurances that current exploration programs will result in profitable mining operations.

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

Basic and Diluted Net Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. The Company has 5,000,000 warrants outstanding as of June 30, 2011. These warrants were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit as of June 30, 2011 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 — Income Taxes

The components of the net deferred income tax assets and liabilities at June 30, 2011 and June 25, 2010, are as follows:

	June 30, 2011	June 25, 2011

Deferred tax asset	$8,506	$4,608
Valuation allowance	(8,506)	(4,608)
Net deferred tax asset	$-	$-

Cumulative net operating loss carryforwards at June 30, 2011 and June 25, 2011 are $25,019 and $13,552, respectively and begin to expire in 2029.

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

Note 6 — Advances from Related Party

As of June 30, 2011, the Company currently has related party advances of $47,015 due to IACE Investments Two Inc., an 80% shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, is unsecured and is payable upon demand.  We have accrued $6,683 in interest to IACE since emerging from bankruptcy.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2011 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.    Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of June 30, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

James Ditanna as the sole director and executive officer does not own any Verilink common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by MaloneBailey, LLP., our independent auditors, for the audit of our annual  financial statements was $4,300.00 and $10,000 for fiscal year 2011 and 2010, respectively.

Audit-Related Fees

None

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date: September 27, 2011	By:	/s/ James A. Ditanna
James A. Ditanna
President, Chief Executive Officer and Sole Director

