Form 10-Q
period 2011-12-31
VERILINK CORP
filed 2012-02-10
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the Issuer’s common stock as of February 7, 2012 was 26,104,100 shares of common stock.

PART I

Item 1.  Financial Statements

VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	December 31, 2011	June 30, 2011

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Advances from shareholder	$ 47,015	$ 47,015
Accrued liabilities	8,563	6,683

TOTAL CURRENT LIABILITIES	$ 55,578	$ 53,698

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.01, authorized: 1,000,000 shares, no shares issued or outstanding	$ -	$ -
Common stock: $0.01 par value; 60,000,000 shares authorized; 26,104,100 shares issued and outstanding, respectively	261,041	261,041
Additional paid-in capital	90,804,820	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(33,796)	(25,019)

TOTAL STOCKHOLDERS' DEFICIT	(55,578)	(53,698)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

(unaudited)

					From Inception (February 13, 2009) to 12/31/11

	Three Months Ended December 31,		Six Months Ended, December 31,
	2011	2010	2011	2010

OPERATING EXPENSES
General and administrative expenses	$1,995	$2,181	$6,897	$6,456	$25,233

Net operating loss	(1,995)	(2,181)	(6,897)	(6,456)	(25,233)

Interest expense	(940)	(1,742)	(1,880)	(2,549)	(8,563)

NET LOSS	$(2,935)	$(3,923)	$(8,777)	$(9,005)	$(33,796)

Net loss per share, basic and fully diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanding	26,104,100	26,104,100	26,104,100	26,104,100

The accompanying notes are an integral part of these unaudited financial statements.

VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended		From Inception (February 13, 2009) to December 31,2011
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,777)	$(9,005)	$(33,796)

Adjustments to reconcile net loss with cash used in operations:

Change in operating assets and liabilities: Accounts payable and accrued liabilities	1,880	2,549	7,597

Net cash used in operating activities	(6,897)	(6,456)	(26,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	-	6,456	19,302
Shareholder-paid expenses	6,897	-	6,897

Net cash provided by financing activities	6,897	6,456	26,199

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

5

VERILINK CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Verilink Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Verilink's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2011 as reported in the Form 10-K have been omitted.

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

Note 3 – Related Party Transactions

As of December 31, 2011, the Company currently has related party advances of $47,015 due to IACE Investments Two Inc., an 80% shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, are unsecured and are payable upon demand.  As of December 31, 2011, the Company has accrued $8,563 in interest due to IACE since emerging from bankruptcy.

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

PLAN OF OPERATIONS

During the six months ended December 31, 2011, the Company is continuing negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

IACE Investments Two Inc, an 80% shareholder, paid $6,897 of the Company’s compliance costs during the six months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Verilink had no cash or other current assets at December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2011.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2011, due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 7, 2012

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)