Form 10-Q
period 2012-03-31
VERILINK CORP
filed 2012-05-14
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Issuer’s common stock as of May 11, 2012, was 26,104,100 shares of common stock.

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

18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5.  OTHER INFORMATION

19

ITEM 6.  EXHIBITS

20

SIGNATURES

20

ITEM 1.  FINANCIAL STATEMENTS

VERILINK CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2012	June 30, 2011

CURRENT LIABILITIES
Accounts payable	$100	$0
Advances from shareholder	47,015	47,015
Accrued liabilities	9,504	6,683

TOTAL CURRENT LIABILITIES	56,619	53,698

STOCKHOLDERS ' DEFICIT
Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 40,000,000 shares authorized; 26,104,100 shares issued and outstanding at March 31, 2012 and June 30, 2011	261,041	261,041
Additional paid-in capital	90,807,250	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(37,267)	(25,019)

TOTAL STOCKHOLDERS ' DEFICIT	(56,619)	(53,698)

TOTAL LIABILITIES AND STOCKHOLDERS ' DEFICIT	$-	$-

The accompanying notes are integral to these unaudited financial statements.

VERILINK CORPORATION

(A Development Stage Company)

STATEMENTS OF EXPENSES

(Unaudited)

					From February 13, 2009 (inception) to March 31, 2012

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

OPERATING EXPENSES
General and administrative expenses	9,427	6,881	2,530	425	27,763
Interest expense	2,821	3,558	940	1,009	9,504

Net operating loss	(12,248)	(10,439)	(3,470)	(1,434)	(37,267)

NET LOSS	$(12,248)	$(10,439)	$(3,470)	$(1,434)	$(37,267)

Net loss per share, basic and fully diluted	-	-
Weighted average number of shares outstanding	26,104,100	26,104,100	26,104,100	26,104,100

The accompanying notes are integral to these unaudited financial statements.

VERILINK CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		From February 13, 2009 (inception) to 3/31/12
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,248)	$(10,439)	$(37,267)

Adjustments to reconcile net loss with cash used in operations:

Change in accounts payable and accrued liabilities	12,248	3,558	17,965

Net cash used in operating activities	-	(6,881)	(19,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	-	6,881	19,302
Shareholder paid expenses	-	-	-
Net cash provided by financing activities		6,881	19,302

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Shareholder paid expenses	$9,327	$-	$9,327

The accompanying notes are integral to these unaudited financial statements.

VERILINK CORPORATION

(An Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Verilink Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Verilink's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended June 25, 2011 as reported in the Form 10-K have been omitted.

Note 2 -

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if we were not to continue as a going concern. Moreover, the company does not have any operations.  These factors raise substantial doubt about Verilink’s ability to continue as a going concern.

Note 3 – Related Party Transactions

As of March 31, 2012, the Company has advances from a shareholder of $47,015 from IACE Investments Two Inc., an 80% shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, are unsecured and payable upon demand. As of March 31, 2012, the Company has accrued 9,504 in interest due to IACE since emerging from bankruptcy.

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

The primary term of the leases is for a five (5) year period from 2007 to 2012.  Osage Land is to receive $80 per net mineral acre which was originally due on or before the 10th day of July 2009 but has now been extended to March 31, 2011, and will also receive a 10% carried working interest on the first well in each prospect or particular tract of land.  Osage Land will also receive the option to participate with a 10% working interest on each additional well within a prospect.  The option to exchange common shares for the payment obligation called for under the Agreement remains open and subject to further negotiation with Osage Land.  The Agreement contains customary representations, warnings, covenants and default conditions.  Subject to certain conditions and exceptions, the Agreement may be terminated prior to completion in the event that (a) the parties to the Agreement mutually consent to the termination, (b) a closing under the Agreement has not occurred prior to the close of business on July 10,

2009 as extended to March 31, 2012, (c) there is a failure to perform certain covenants, (d) there is a material breach, or (e) there exists certain title and/or environmental defects, as applicable.

Plan of Operations

As of March 31, 2012, the Company is continuing negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

Liquidity and Capital Resources

Verilink had no cash or other current assets at March 31, 2012.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  May 11, 2012

By:

/s/ James Ditanna

James Ditanna

Sole Director/President

(Principal Financial and Accounting Officer)

10