Form 10-K
period 2012-06-30
LMK Global Resources, Inc.
filed 2012-11-01
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-28562

LMK GLOBAL RESOURCES, INC. (fka Verilink Corporation)
(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

501 South Johnstone Ave., Suite 501, Bartlesville, OK	74003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	714 724-3355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2011) in thousands.

$ 77,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (October 31, 2012).	93,310,458 Shares

TABLE OF CONTENTS

PART I

4

Item 1.  Business

4

Item 1A.  Risk Factors

5

Item 1B.  Unresolved Staff Comments

7

Item 2.  Properties

7

Item 3.  Legal Proceedings

7

Item 4.  (Removed and Reserved)

7

PART II

8

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

8

Item 6.  Selected Financial Data

8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 7A. Quantitative and Qualitative Disclosures and Market Risk

10

Item 8.  Financial Statements and Supplementary Data

11

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 9A. Controls and Procedures

18

Item 9B. Other Information

19

PART III

19

Item 10.  Directors, Executive Officers and Corporate Governance

19

Item 11.  Executive Compensation

20

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

20

Item 13.  Certain Relationships and Related Transactions and Director Independence

21

Item 14. Principal Accounting Fees and Services

21

PART IV

21

Item 15. Exhibits, Financial Statement Schedules

21

SIGNATURES

21

PART I

ITEM 1.  BUSINESS

Company Overview

LMK Global Resources, Inc, f/k/a Verilink Corporation, (“we”, “our”, “LMK”, or “the company”) was an exploration stage company that was previously engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.  Due to depressed market conditions associated with the cost of acquiring oil and gas properties, the Company’s management elected to become an exploration stage company to acquire certain options on oil and gas leases at far more favorable terms than in the State of Colorado. As reported by the Company on Form 8-K filed on February 10, 2009, the Company entered into an Agreement with Osage Land to acquire certain oil and gas leases in Phillips County, State of Colorado.  Management is currently negotiating with several entities to determine if a joint venture or similar agreement is feasible to develop the leases. Verilink intends to conduct geophysical operations on approximately three (3) square miles of the leases covered under the Agreement.  This is commonly referred to as seismic testing and will be used to determine the location of any Niobrara gas structures.  If gas structures are determined to be present, Management for Verilink intends to evaluate their suitability with various professionals to determine if drilling is warranted.

LMK Global Resources, Inc was incorporated on October 26, 1986 in the state of Delaware.  We and our former subsidiary, Larscom Incorporated, a Delaware corporation, filed  Voluntary Petitions for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”), Case numbers 06-50866 and 06-80567 (the “Case” or “Cases”)..The Bankruptcy Court issued an Order Confirming the Second Amended Joint Plan of Reorganization on December 6, 2006.

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

LMK, as of June 30, 2012, was an exploration stage company that had not generated any revenue since emerging from Bankruptcy.

In January, 2009, the Company began to negotiate with several oil and natural gas companies to acquire mineral interest to further explore and develop. On February 10, 2009, Verilink entered into an Option Agreement (the “Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado. The leases reserved a 1/8th  royalty to the mineral interest holders and 6.25% overriding royalty interest to Osage Land.  Verilink intended to conduct geophysical operations on at least two (2) square miles of the leases covered under the Agreement with Osage Land. As of June 30, 2012, the Company had been unable to secure funding necessary to conduct any operations related to seismic testing.

During the fiscal year ended June 2012, the Company had been in negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

In June and July 2012, the Company effectively ceased operations and sought to find a suitable business to acquire its assets.

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

ITEM 1A.  RISK FACTORS

Factors Affecting the Future Operations

On April 9, 2006, LMK Global Resources and its wholly owned subsidiary, Larscom Inc., filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”).

On June 15, 2006, we completed the sale of substantially all of our assets to SCS Fund L.P. for (i) $5,250,000 in cash paid at closing, (ii) the assumption of certain assumed liabilities and (iii) the payment of certain “Cure Costs” as defined in the Agreement. In January 2007, the Court approved the Second Amended Joint Plan of Reorganization (the “Plan”) of LMK and Larscom, which included (i) the sale of the LMK shell to an outside investor group, and (ii) the creation of a Liquidating Trust that will be responsible for, among other things, payments to the unsecured creditors pursuant to the Plan. Following the sale of substantially all assets, we ceased operations.

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

The Company’s business is subject to numerous risk factors, including the following:

1.

The Company is an exploration and/or development stage company that has had no operating history since June 2006, nor any revenues or earnings from operations and it is insolvent.

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

2.

As an exploration and/or development stage company, the Company faces substantial additional adverse business and legal consequences.

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

3.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock was delisted from the NASDAQ National Market on April 19, 2006 following the Company’s filing of the Chapter 11. The Company was trading on the Pink sheets under the symbol “VRLKQ” until June 27, 2008. On June 27, 2008, the symbol was changed to VERL. As of October 31, 2012, the last reported sales price of the Company’s shares was $0.07 per share. The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Fiscal 2012 — Quarter Ended	June 30	March 31	December 31	September 30
Market Price: High	$ 1.25	$ 1.25	$ 1.25	$ 1.25
Low	$ 1.01	$ 1.25	$ 1.25	$ 1.25

Holders of Our Common Stock

As of June 30, 2012, we had 291 shareholders of our common stock.

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

Plan of Operation

During the next twelve months, the Company anticipates entering into a joint venture or business combination.

Results of Operations

Liquidity and Capital Resources

At June 30, 2012, LMK had no cash.

As of June 30, 2012, the Company had an operating loss of $15,488.

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

The second step in the Restructuring Transaction was to reorganize into a business.  On February 10, 2009, LMK Global Resources, Inc entered into a Option Agreement (the “Option Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado for the price of $80.00 per mineral acre.   As of the date of this filing, the Company has not conducted any geophysical operations due to a lack of funding.

On July 14, 2012, the Company finalized and closed a Reorganization Agreement (the “Reorganization Agreement”) with Vican Product and Distribution Canada, Inc., a Canadian corporation (“Vican”) pursuant to which the Company intended to acquire Vican in consideration for 36,646,500 shares of common stock to be delivered to Vican at closing.  Those shares have not yet been issued and that transaction remains pending.  Subsequent to that reorganization, Frank Dreschler has been elected to the board of directors of the Company and as sole officer.

Effective on August 20, 2012, the Company completed a two shares for every existing share stock dividend.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

LMK Global Resources, Inc

(fka Verilink Corporation)

Bartlesville, Oklahoma

We have audited the accompanying balance sheets of LMK Global Resources, Inc., (the “Company”) as of June 30, 2012 and 2011 and the related statement of expenses, stockholders’ deficit and cash flows for the fiscal years ended  June 30, 2012 and 2011, and the period from February 13, 2009 (re-entering of exploration stage) through June 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMK Global Resources, Inc.  as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and the period from February 13, 2009 (re-entering of exploration stage) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

October 31, 2012

LMK GLOBAL RESOURCES, INC.

fka VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2012	June 30, 2011
ASSETS

TOTAL ASSETS	$ -	$ -

LIABILITIES

Accounts payable	300	-
Advances from shareholder	47,015	47,015
Accrued interest to shareholders	10,444	6,683
TOTAL LIABILITIES	57,759	53,698

SHAREHOLDERS DEFICIT	-	-

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 60,000,000 shares authorized; 26,104,100 shares issued and outstanding at June 30, 2011 and June 25, 2010	261,041	261,041
Additional paid-in capital	90,809,350	90,797,923
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(40,507)	(25,019)

TOTAL SHAREHOLDERS' DEFICIT	(57,759)	(53,698)
	-
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

LMK GLOBAL RESOURCES, INC.

f/k/a VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF EXPENSES

			From Date of Inception
	Year Ended	Year Ended	(February 13, 2009) to
	June 30, 2012	June 30, 2011	June 30, 2012

EXPENSES:

General and administrative expenses	$ 11,727	$ 7,841	$ 30,063
Interest expense	3,761	3,626	10,444

Total Expenses	(15,488)	(11,467)	(40,507)

NET (LOSS)	$ (15,488)	$ (11,467)	$ (40,507)

Net loss per share, basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	26,104,100	26,104,100

The accompanying notes are an integral part of these audited financial statements.

LMK GLOBAL RESOURCES, INC.

f/k/aVERILINK CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

			From Date of Inception
	Year Ended	Year Ended	(February 13, 2009) to
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (15,488)	$ (11,467)	$ (40,507)
Adjustments to reconcile net loss with cash used in operations:
Change in assets and liabilities:
Change in accounts payable and accrued liabilities	4,061	2,660	9,778
Net cash used in operating activities	(11,427)	(8,807)	(30,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder	11,427	8,807	30,729
Net cash provided by financing activities	11,427	8,807	30,729

NET CHANGE IN CASH

Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these audited financial statements.

LMK GLOBAL RESOURCES, INC.

f/k/a VERILINK CORPORATION

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDER DEFICIT

	Common Stock		Additional	Accumulated Other	Accumulated (Deficit)		Total
	Shares Issued	Amount	Paid-In Capital	Comprehensive (Loss)	From Prior Operations	During the Exploration Stage	Shareholder’s Deficit

Balance June 27, 2008	26,104,100	261,041	90,797,923	(63,201)	(91,014,994)	-	(19,231)

Loss from June 27, 2008 to February 13, 2009	-	-	-	-	(9,448)	-	(9,448)

Loss during the exploration stage	-	-	-	-	-	(2,135)	(2,135)

Balances, June 27, 2009	26,104,100	261,041	90,797,923	(63,201)	(91,024,442)	(2,135)	(30,814)

Net loss	-	-	-	-	-	(11,417)	(11,417)

Balances, June 25, 2010	26,104,100	261,041	90,797,923	(63,201)	(91,024,442)	(13,552)	(42,231)

Net loss	-	-	-	-	-	(11,467)	(11,467)

Balances, June 30, 2011	26,104,100	261,041	90,797,923	(63,201)	(91,024,442)	(25,019)	(53,698)

Net loss						(15,488)	(15,488)

Shareholder paid expenses			11,427				11,427

Balances, June 30, 2012	26,104,100	261,041	90,809,350	(63,201)	(91,024,442)	(40,507)	(57,759)

 The accompanying notes are an integral part of these audited financial statements.

VERILINK CORPORATION

An Exploration Stage Company

NOTES TO FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company

LMK Global Resources, Inc. f/k/a Verilink Corporation (“we”, “our” or the “Company”), a Delaware Corporation, was incorporated in 1982. Prior to ceasing operations in June 2006, we developed, manufactured, and marketed integrated access devices, Optical Ethernet access products, wireless access devices, and bandwidth aggregation solutions for network service providers, enterprise customers, and original equipment manufacturer partners. Our integrated network access and customer premises/located equipment products were used by network service providers. On July 11, 2012, Verilink Corp changed its name to LMK Global Resources, Inc.

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

Basic and Diluted Net Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. The Company has 5,000,000 warrants outstanding as of June 30, 2012. These warrants were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of $57,759 as of June 30, 2012 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 — Advances from Related Party

As of June 30, 2012, the Company currently has related party advances of $47,015 due to a major shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, is unsecured and is payable upon demand.  We have accrued $10,444 in interest to IACE since emerging from bankruptcy.

Note 4 — Income Taxes

The components of the net deferred income tax assets and liabilities at June 30, 2012 and June 30, 2011, are as follows:

	June 30, 2012	June 30, 2011

Deferred tax asset	$14,177	$8,506
Valuation allowance	(14,177)	(8,506)
Net deferred tax asset	$-	$-

Cumulative net operating loss carryforwards at June 30, 2012 and June 30, 2012 are $40,507 and $25,019, respectively and begin to expire in 2029.

Internal Revenue Code Section 382 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset future taxable income will be significantly limited due to the changes of ownership from the bankruptcy court actions.

Note 5 — Capitalization

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

Note 6 — Stock-Based Compensation

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

As required by SEC Rule 15d-15(b), our previous Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 at and as of the end of the period covered by this report.

Our previous management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 (under the supervision and with the participation of the previous Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, former management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's former Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2012 due to lack of employees to segregate duties related to preparing the financial reports.

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

Our former management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company’s former management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. The Company’s former management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, former management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of June 30, 2012.

Name	Position	Director Since

Frank Dreschler	President, Chief Executive Officer	October 29, 2012

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Frank J. Drechsler.   Mr. Drechsler graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in International Business.  Mr. Drechsler was self-employed as a consultant and helped start-up companies develop sales and marketing programs. From 1995 to December 1996, Mr. Drechsler was the international sales manager for Select Distribution.Mr. Drechsler has been an officer and director of Krinner USA, Inc., a privately-held Nevada corporation ("Krinner") which markets and sells Christmas tree stands designed in Germany. Mr. Drechsler also works as a sales agent for Krinner but receives no compensation from Krinner when its products are sold on our online store. Since July 2001, Mr. Drechsler has also been the President, Secretary and a Director of Finger Tip Drive, Inc., a Nevada corporation, which provides online computer data storage services. From October 1998 to May 2001.

Mr. Drechsler was previously an officer and director of Zowcom, Inc. a Nevada corporation, JPAL, Inc., a Nevada corporation, and Expressions Graphics, Inc., a Nevada corporation, all of which are reporting companies.

Term of Office. Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b)

Significant Employees.

We have no significant employees.

(c)

Family Relationships.

There are no family relationships among the directors, executive officers or persons nominated or chosen by LMK to become directors or executive officers.

(d)

Certain Legal Proceedings

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

(e)

Compliance with Section 16(A) of the Exchange Act

Frank Drechsler has not yet filed a Form 3 upon becoming a director/officer of the Company.

(f)

Audit Committee Financial Expert

We do not have an audit committee financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

We do not have a separately designated standing audit committee. Instead, our Director performs the required functions of an audit committee. Frank Drechsler is the only member of our Board of Directors and is its functional-equivalent of an audit committee. Our director does not meet the independent requirements for an audit committee member. The Director selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. We have not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet our requirements at this time.

(h)

Disclosure Committee and Charter

We have no disclosure committee or disclosure committee charter, as we have not been operating and have only one officer and director.

(i)

Code of Ethics

We do not have a formal Code of Ethics as we have not been operating and have had no reason to adopt such a code at this time.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Other Annual ($)(3)	Restricted Stock Awards ($)	Securities Underlying Options (#)(4)	All other Compensation ($)(5)
James Ditanna, President/Sole Director	2009	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
James Ditanna, President/Sole Director	2010	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
James Ditanna, President/Sole Director	2012	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Frank Drechsler as the sole director and executive officer does not own any LMK Global Resources common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are certain conflicts of interest between the Company and our officers and directors.  Mr. Drechsler has other business interests to which he currently devotes attention, and may be expected to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by MaloneBailey, LLP., our independent auditors, for the audit of our annual  financial statements was $8,500 and $8,800 for fiscal years 2012 and 2011, respectively.

Audit-Related Fees

None

Tax Fees

None.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (to be added by amendment)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2012	By:	/s/ Frank Dreschler
Frank Dreschler
President, Chief Executive Officer and Sole Director

21