Form 10-Q
period 2012-09-30
LMK Global Resources, Inc.
filed 2012-11-21
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-28562

LMK GLOBAL RESOURCES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

501 South Johnstone Ave., Suite 501, Bartlesville, OK	74003
(Address of principal executive offices)	(Zip Code)

(714) 724-3355
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes [ ]

No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

The number of shares outstanding of the Issuer’s common stock as of November 19, 2012 was 78,312,300 shares of common stock.

PART I

Item 1.  Financial Statements

LMK GLOBAL RESOURCES, INC.

fka VERILINK CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

(unaudited)

	September 30, 2012	June 30, 2012
ASSETS

TOTAL ASSETS	$ -	$ -

LIABILITIES

Accounts payable	597	300
Advances from shareholder	47,015	47,015
Accrued interest to shareholders	11,384	10,444
TOTAL LIABILITIES	58,996	57,759

SHAREHOLDERS DEFICIT	-	-

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 78,312,300 shares issued and outstanding at September 30, 2012 and June 30, 2012	783,123	783,123
Additional paid-in capital	90,301,864	90,287,268
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(56,340)	(40,507)

TOTAL STOCKHOLDERS' DEFICIT	(58,996)	(57,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LMK GLOBAL RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		From Date of Inception (February 13, 2009) to
	2012	2011	September 30, 2012

REVENUES	$ -	$ -	$ -

EXPENSES:
General and administrative expenses	14,893	4,902	44,956
Interest expense	940	940	11,384

Total Expenses	(15,833)	(5,842)	(56,340)

NET (LOSS)	$ (15,833)	$ (5,842)	$ (56,340)

Net loss per share, basic and fully diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	78,312,300	78,312,300

The accompanying notes are an integral part of these unaudited financial statements.

LMK GLOBAL RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,		From Date of Inception (February 13, 2009) to
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (15,833)	$ (5,842)	$ (56,340)
Adjustments to reconcile net loss with cash used in operations:
Change in assets and liabilities:
Change in accounts payable and accrued liabilities	1,237	1,340	11,015
Net cash used in operating activities	(14,596)	(4,502)	(45,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	14,596	4,502	45,325
Net cash provided by financing activities	14,596	4,502	45,325

NET CHANGE IN CASH

Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

LMK GLOBAL RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim financial statements of LMK Global Resources, Inc., f/k/a Verilink Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Verilink's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended June 30, 2012 as reported in the Form 10-K have been omitted.

Note 2 — Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of $58,996 as of September 30, 2012 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 —Related Party

As of September 30, 2012, the Company currently has related party advances of $47,015 due to a major shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, is unsecured and is payable upon demand.  We have accrued $11,384 in interest to IACE since emerging from bankruptcy.

During the quarter ended September 30, 2012, a shareholder has paid expenses of $14,596 on behalf of the Company which has been recorded as contributed capital.

Note 4 — Equity

On August 20, 2012, the Company effected a 3:1 stock dividend.

Item 2.  Management’s Discussion and Analysis

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions in which LMK Global Resources, Inc. ("we", "LMK" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

Description of Business.

Company Overview

LMK Global Resources, Inc, f/k/a LMK Corporation, (“we”, “our”, “LMK”, or “the company”) was an exploration stage company that was previously engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.  Due to depressed market conditions associated with the cost of acquiring oil and gas properties, the Company’s management elected to become an exploration stage company to acquire certain options on oil and gas leases at far more favorable terms than in the State of Colorado. As reported by the Company on Form 8-K filed on February 10, 2009, the Company entered into an Agreement with Osage Land to acquire certain oil and gas leases in Phillips County, State of Colorado.

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

In January, 2009, the Company began to negotiate with several oil and natural gas companies to acquire mineral interest to further explore and develop. On February 10, 2009, LMK entered into an Option Agreement (the “Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado. The leases reserved a 1/8th  royalty to the mineral interest holders and 6.25% overriding royalty interest to Osage Land.  LMK intended to conduct geophysical operations on at least two (2) square miles of the leases covered under the Agreement with Osage Land. As of September 30, 2012, the Company had been unable to secure funding necessary to conduct any operations related to seismic testing.

During the fiscal year ended June 2012, the Company had been in negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

In June and July 2012, the Company effectively ceased operations and sought to find a suitable business to acquire its assets.

LIQUIDITY AND CAPITAL RESOURCES

LMK had no cash at September 30, 2012.

As of September 30, 2012, the Company had an operating loss of $15,833.

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

On July 14, 2012, the Company finalized and closed a Reorganization Agreement (the “Reorganization Agreement”) with Vican Product and Distribution Canada, Inc., a Canadian corporation (“Vican”) pursuant to which the Company intended to acquire Vican in consideration for 36,646,500 shares of common stock to be delivered to Vican at closing.  Those shares have not yet been issued and that transaction has been terminated.  Subsequent to such termination, Frank Dreschler has been elected to the board of directors of the Company and as sole officer.

Effective on August 20, 2012, the Company completed a two shares for every existing share stock dividend.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2012.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2012, due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

LMK is not currently a party to any legal proceeding.

Item 1A.  Risk Factors

There have been no material changes in our risk factors since June 30, 2012. See risk factors at June 30, 2012, within our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data Files.

* * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LMK GLOBAL RESOURCES, INC.

Date: November 21, 2012

By: /s/ Frank Dreschler

Frank Dreschler

Sole Director/President

(Principal Executive, Financial and Accounting Officer)