Form 10-Q
period 2012-12-31
LMK Global Resources, Inc.
filed 2013-02-19
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-28562

LMK GLOBAL RESOURCES, INC.
(Exact name of registrant as specified in its charter) www.competitivetech.net
Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

501 South Johnstone Ave., Suite 501, Bartlesville, OK	74003
(Address of principal executive offices)	(Zip Code)

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

No [X]

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

Yes [  ]

No [X]

The number of shares outstanding of the Issuer’s common stock as of December 31, 2012 was 78,312,300 shares of common stock.

PART I

Item 1.  Financial Statements

LMK GLOBAL RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2012	June 30, 2012
ASSETS	(unaudited)

TOTAL ASSETS	$ -	$ -

LIABILITIES

Accounts payable	2,097	300
Advances from shareholder	47,015	47,015
Accrued interest to shareholders	12,324	10,444
TOTAL LIABILITIES	61,436	57,759

SHAREHOLDERS DEFICIT	-	-

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 78,312,300 shares issued and outstanding at September 30, 2012 and June 30, 2012	783,123	783,123
Additional paid-in capital	90,302,364	90,287,268
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(59,280)	(40,507)

TOTAL STOCKHOLDERS' DEFICIT	(61,436)	(57,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LMK GLOBAL RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31, 2012		From Date of Inception (February 13, 2009) to
	2012	2011	2012	2011	December 31, 2012

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
General and administrative expenses	2,000	9,429	16,893	6,897	46,956
Interest expense	940	2,820	1,880	1,880	12,324

Total Expenses	(2,940)	(12,249)	(18,773)	(8,777)	(59,280)

NET (LOSS)	$ (2,940)	$ (12,249)	$ (18,773)	$ (8,777)	$ (59,280)

Net loss per share, basic and fully diluted	(0.00)	(0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	79,312,300	78,312,300	78,312,300	78,312,300

The accompanying notes are an integral part of these unaudited financial statements.

LMK GLOBAL RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31		From Date of Inception (February 13, 2009) to
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (18,773)	$ (8,777)	$ e(59,280)
Adjustments to reconcile net loss with cash used in operations:
Change in assets and liabilities:
Change in accounts payable and accrued liabilities	3,677		13,455
Net cash used in operating activities	(15,096)	(8,777)	(45,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	15,096	8,777	45,825
Net cash provided by financing activities	15,096	8,777	45,825

NET CHANGE IN CASH

Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

Note 2 — Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of $61,436 as of December 31, 2012 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 —Related Party

As December 31, 2012, the Company currently has related party advances of $47,015 due to a major shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, is unsecured and is payable upon demand.  We have accrued $12,324 in interest to IACE since emerging from bankruptcy.

During the six months ended December 31, 2012, a shareholder has paid expenses of $15,096 on behalf of the Company which has been recorded as contributed capital.

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

In January, 2009, the Company began to negotiate with several oil and natural gas companies to acquire mineral interest to further explore and develop. On February 10, 2009, LMK entered into an Option Agreement (the “Agreement”) with Osage Land Company (“Osage Land”) to acquire 90% of the oil and gas leases covering approximately 3,912 acres of oil and gas leases located primarily in Phillips County, State of Colorado. The leases reserved a 1/8th  royalty to the mineral interest holders and 6.25% overriding royalty interest to Osage Land.  LMK intended to conduct geophysical operations on at least two (2) square miles of the leases covered under the Agreement with Osage Land. As of December 31, 2012, the Company had been unable to secure funding necessary to conduct any operations related to seismic testing.

During the fiscal year ended June 2012, the Company had been in negotiations with a private natural resources exploration company regarding a potential joint venture or acquisition.

In June and July 2012, the Company effectively ceased operations and sought to find a suitable business to acquire its assets.

LIQUIDITY AND CAPITAL RESOURCES

LMK had no cash at December 31, 2012.

As of December 31, 2012, the Company had an operating loss of $(18,773).

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2012.   This evaluation was carried out under the supervision and with the participation of our company’s sole officer and director.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2012, due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data Files (to be added by amendment).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LMK GLOBAL RESOURCES, INC.

Date: February 19, 2013

By: /s/ Frank Dreschler

Frank Dreschler

Sole Director/President

(Principal Executive, Financial and Accounting Officer)