Form 10-Q
period 2013-03-31
LMK Global Resources, Inc.
filed 2013-06-13
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 000-28562

LMK GLOBAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

2741 Lemon Grove Ave, Lemon Grove, CA	91945
(Address of principal executive offices)	(Zip Code)

(714) 724-3355
(Registrant’s telephone number, including area code)

________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The number of shares outstanding of the Issuer’s common stock as of March 31, 2013 was 78,312,300 shares of common stock.

PART I

Item 1.  Financial Statements

LMK GLOBAL RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2013	June 30, 2012
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

Accounts payable	2,097	300
Advances from shareholder	47,015	47,015
Accrued interest to shareholders	13,264	10,444
TOTAL LIABILITIES	62,376	57,759

SHAREHOLDERS DEFICIT	-	-

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 78,312,300 shares issued and outstanding at March 31, 2013 and June 30, 2012	783,123	783,123
Additional paid-in capital	90,302,364	90,287,268
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(63,520)	(40,507)

TOTAL STOCKHOLDERS' DEFICIT	(62,376)	(57,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

LMK GLOBAL RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31, 2013		From Date of Inception (February 13, 2009) to
	2013	2012	2013	2012	March 31, 2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
General and admin. expenses	3,300	2,530	20,193	9,427	50,256
Interest expense	940	940	2,820	2,821	13,264

Total Expenses	(4,240)	(3,470)	(23,013)	(12,248)	(63,520)

NET (LOSS)	(4,240)	(3,470)	(23,013)	(12,248)	(63,520)

Net loss per share, basic and fully diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	79,312,300	78,312,300	78,312,300	78,312,300

The accompanying notes are an integral part of these unaudited financial statements.

LMK GLOBAL RESOURCES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31		From Date of Inception (February 13, 2009) to
	2013	2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,013)	(12,248)	(63,520)
Adjustments to reconcile net loss with cash used in operations:
Change in assets and liabilities:
Change in accounts payable and accrued liabilities	4,617	2,921	14,395
Net cash used in operating activities	(18,396)	(9,327)	(49,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	18,396	9,327	49,125
Net cash provided by financing activities	18,396	9,327	49,125

NET CHANGE IN CASH

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 — Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of $65,676 as of March 31, 2013 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 —Related Party

As March 31, 2013, the Company currently has related party advances of $ 47,015 due to a major shareholder, for operating expenses paid on the Company’s behalf. The related party advances bear an interest rate of 8%, is unsecured and is payable upon demand.  We have accrued $13,264 in interest to IACE since emerging from bankruptcy.

During the nine months ended March 31, 2013, a shareholder has paid expenses of $18,396 on behalf of the Company which has been recorded as contributed capital.

Note 4 — Equity

On August 20, 2012, the Company effected a 3:1 stock dividend.

Note 5 – Share Cancellation

At the time the share exchange was completed with LMK Global Resources, Inc. the controlling shareholders of the Company had agreed to cancel a portion of their shares.  Concurrent with the dissolution of the business combination, the agreement was amended, so that the controlling shareholder would reduce its holdings to reflect a total of 40,000,000 shares issued and outstanding.  The formalities of the terms of this agreement are in the process of being implemented and will be properly reflected in the next filing.

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

LMK Global Resources, Inc was incorporated on October 26, 1986 in the state of Delaware.  We and our former subsidiary, Larscom Incorporated, a Delaware corporation, filed Voluntary Petitions for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”), Case numbers 06-50866 and 06-80567 (the “Case” or “Cases”).  The Bankruptcy Court issued an Order Confirming the Second Amended Joint Plan of Reorganization on December 6, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

LMK had no cash at March 31, 2013.

As of March 31, 2013, the Company had an operating loss of $(18,773).

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

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's Sole Director/President and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of March 31, 2013, due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by merging with a suitable candidate.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Based upon that evaluation, our president and sole officer concluded that our company’s disclosure controls and procedures are not effective.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data Files - (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2013

LMK GLOBAL RESOURCES, INC.

By:	/s/ Frank Dreschler
Frank Dreschler Sole Director/President (Principal Executive, Financial and Accounting Officer)