Form 10-K/A
period 2012-06-30
LMK Global Resources, Inc.
filed 2013-07-10
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1
to
FORM 10-K
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number 000-28562

LMK GLOBAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2741 Lemon Grove Ave, Lemon Grove, CA 91945
(Address of principal executive offices)

(714) 724-3355
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the LMK Global Resources, Inc. Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on November 11, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1**
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-K for the year ended June 30, 2012.

31.2**
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-K for the year ended June 30, 2012.

32.1**	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2013	By:	/s/ Frank Dreschler
Frank Dreschler
President, Chief Executive Officer and Sole Director