Form 10-Q/A
period 2012-09-30
LMK Global Resources, Inc.
filed 2013-07-10
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1
to
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

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
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.
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
$ 77,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (November 19, 2012).	78,312,300 Shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the LMK Global Resources, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

31.1**
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the year ended September 30, 2012.

31.2**
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the year ended September 30, 2012.

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

Date: July10, 2013	By:	/s/ Frank Dreschler
Frank Dreschler
President, Chief Executive Officer and Sole Director