Form 10-Q/A
period 2012-12-31
LMK Global Resources, Inc.
filed 2013-07-10
CIK 774937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1
to
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2012

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
$ 77,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (December 31, 2012).	78,312,300 Shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the LMK Global Resources, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Securities and Exchange Commission on November 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

31.1**
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2012.

31.2**
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the year ended December 31, 2012.

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