Form 10-K
period 2013-06-30
ALAS AVIATION CORP.
filed 2013-10-15
CIK 774937

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to________________________________

ALAS AVIATION CORP.
 (Exact name of registrant as specified in its charter)

Delaware
 (State or other jurisdiction of incorporation)

000-28562	46-37777116
(Commission File Number)	(I.R.S. Employer
Identification No.)

4002 Highway 78, Suite 530-324, Snellville, GA  30039
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (404) 891-1118

               (fka LMK Global Resources, Inc.)
2741 Lemon Grove Ave, Lemon Grove, CA 91945
 (Former name, former address and former fiscal year,
if changed since last report)

Registrant's telephone number, including area code: (404) 891-1118

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

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2012) in thousands.
$ 77,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (October 14, 2013).	45,000,000 Shares

PART I

ITEM 1.  BUSINESS

Company Overview

Alas Aviation Corp. f/k/a LMK Global Resources, Inc. (“we”, “our”, “Alas”, or “the company”) is an air transportation company engaged in the business of acquiring and operating regional airlines and transportation services companies. Alas is led by a seasoned team of executives with years of experience in the aviation industry.  The company is in the process of acquiring, assembling and operating niche passenger airlines, air cargo and related ground service operators and seeks to profit through regional and global industry consolidation.  Alas has executed a share exchange agreement into escrow with Arnold Leonora and Air Transport Group Private Equity Group, Inc. ("ATG") for control of Corporación Ygnus Air, S.A. (“Cygnus”), a niche Southern-European air cargo service operator.  Upon ATG's delivery of a satisfactory PCAOB financial audit for Cygnus and the refinancing of Cygnus' existing debt, both of which are in process. Upon clearing escrow, Cygnus will become a subsidiary of Alas.

Alas’ business model includes purchasing and integrating small regional operators to eliminate duplicate costs and inefficiencies, increase market presence, and leverage headquarters’ resources and functions.  The Alas team intends to focus on unique integration strategies that maximize profits, decrease operational costs and create high-margin operations.  Enhancing brand visibility within respective local markets while streamlining behind the scenes operations and maintaining experienced workers are key Alas priorities.  Management believes customers will benefit from the combined network of passenger and cargo routes resulting in greater customer service and satisfaction.

Alas is actively engaged in acquisition discussions with several niche operators throughout Europe and around the world collectively representing over US$750 million in potential revenue and substantial positive operating cash flows.  In addition to the Cygnus acquisition, the Company would like to complete at least one of these other transactions by the end of calendar year 2013. To that end, the company entered into a binding letter of intent on or about September 20, 2013 (the “LOI”) to acquire 100% of the membership units of, Ohio based, Ultimate Jet, LLC and its wholly owned subsidiaries, Ultimate Jet Charters, LLC and Ultimate Real Estate, LLC (collectively, “Ultimate Jets”). The purchase price of $50.5 million, upon closing, will be paid in a combination of cash, assumption of debt and the Common Stock of Alas at a price per share of $3.00 per share. Closing of the acquisition is scheduled to take place on or before December 15, 2013, with the execution and delivery of a definitive agreement, subject to Alas’ due diligence, Ultimate Jet’s completion of a PCAOB financial audit and such representations and warranties as are customary with respect to similar transactions.

Ultimate Jets is one of the country's premier charter operators and is a recognized leader in providing corporate and project shuttle service for Fortune 500 companies. It operates a fleet of 30-seat Dornier 328 jets that allow it to provide highly-personalized and reliable service for corporate shuttles, sports team/fan travel, project shuttles, incentive/group Travel and Casino Trips. In addition, Ultimate Jets began operating public air shuttle services between Cincinnati and New York City that was so well received that it expanded its service to include shuttles to Chicago and Charlotte.  The acquisition of Ultimate Jets membership units is the next step it Alas’ business plan to begin passenger service. The Federal Aviation Regulations (“FAR”) Part 135 operating certificate held by Ultimate Jets will allow Alas to provide a limited number of scheduled passenger flights. Another benefit to Alas with the acquisition is Ultimate Jets’ Fixed Based Operations (“FBO”) at the Akron-Canton Airport (with 24,000 square feet of hanger space and 6,000 square feet of office space) is the additional revenue stream that Alas will receive from other airlines.  The FBO benefits from additional revenue generated by fuel sales, rental fees and light maintenance, all of which result in synergies thereby allowing Alas to expand its current operations.  In general, the acquisition of Ultimate Jets is the next step in Alas’ business plan to acquire airlines with regional operations that are accretive to earnings.

Prior to the incorporation of Alas, LMK Global Resources, Inc. (“LMK”) was an exploration stage company that was previously engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.  Due to depressed market conditions associated with the cost of acquiring oil and gas properties, the Company’s management elected to become an exploration stage company to acquire certain options on oil and gas leases at far more favorable terms than in the State of Colorado while at the same time pursuing other opportunities in the aviation industry.

Our predecessor, LMK Global Resources, Inc., was incorporated on October 26, 1986 in the state of Delaware.  We and our former subsidiary, Larscom Incorporated, a Delaware corporation, filed  Voluntary Petitions for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”), Case numbers 06-50866 and 06-80567 (the “Case” or “Cases”)..The Bankruptcy Court issued an Order Confirming the  Second Amended Joint Plan of Reorganization  on December 6, 2006.

Pursuant to the Plan, on June 27, 2008, the Company implemented a 1/2581 reverse stock split; issued 75,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 3,000,000 shares of common stock and 15,000,000 warrants to Venture Funds I, Inc.; issued 225,000 shares of common stock to the Bankruptcy Trustee; issued 300 shares of common stock to each class 7 unsecured creditor; and  replaced all former directors and officer with James Ditanna.

On June 23, 2013, the Company’s symbol changed to “ALAS” to reflect the change in the company’s plan of operations.

During the fiscal year ended June 30, 2013, the Company had been in negotiations with Mr. Leonora and ATG regarding a potential joint venture or acquisition of Cygnus.

EMPLOYEES

The Company has no full time employees but intends to enter into employment agreements with Arnold Leonora, Warrick Morgan, Arancha Gonzбles and Franklin Darrell Richardson upon closing the share exchange with Cygnus.

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

ITEM 1A.  RISK FACTORS

INVESTING IN THE COMPANY’S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING RISKS ACTUALLY MATERIALIZES, THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD SUFFER. IF ANY OF THE FOLLOWING OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD ALSO DECLINE. WE OPERATE IN A CONTINUALLY CHANGING BUSINESS ENVIRONMENT.  IN THIS ENVIRONMENT, NEW RISKS MAY EMERGE AND ALREADY IDENTIFIED RISKS MAY VARY SIGNIFICANTLY IN TERMS OF IMPACT AND LIKELIHOOD OF OCCURRENCE. MANAGEMENT CANNOT PREDICT SUCH DEVELOPMENTS, NOR CAN IT ASSESS THE IMPACT, IF ANY, ON OUR BUSINESS OF SUCH NEW RISK FACTORS OR OF EVENTS DESCRIBED IN ANY FORWARD-LOOKING STATEMENTS.

The Company’s business is subject to numerous risk factors, including but not limited to the following:

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated October 15, 2013 on our consolidated financial statements for the year ended June 30, 2013 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

The Company was an exploration and/or development stage company that has had no operating history since June 2006, nor any revenues or earnings from operations and it is insolvent.

The Company has no assets or financial resources other than those it receives from Arnold Leonora and ATG. It will, in all likelihood, sustain operating expenses without corresponding revenues, at least until it is able to close on one of the transactions into which it has entered or additional funding is obtained.  This may result in the Company incurring a net operating loss that will increase continuously until it can secure additional funding or can consummate one of its anticipated acquisitions. There is no assurance that the Company can identify such a future business opportunity and consummate such a joint venture or business combination.

The Company may not close on the Cygnus Acquisition.

While the Company has received term sheets related to the refinancing of the Cygnus debt, there are no assurances that the Company will be able to enter into an acceptable agreement for the refinancing of the Cygnus debt or into any agreement to refinance the existing Cygnus Debt.  If it is not able to refinance its existing debt, the guarantor Imesapi, S.A. has the right to cancel the sale of Cygnus shares to Arnold Leonora and ATG which would mean that Alas would not be able to acquire Cygnus.

Cygnus may not be profitable.

While Management has reviewed the financial statements and operations of Cygnus in detail and has identified areas where operations could be significantly improved, there can be no assurances that if Alas management is in control of Cygnus, that it will be able to realize benefits to the Company on those identified potential improvements or that it will be able to operate Cygnus at a profit.

The Company may not close on the Ultimate Jets Acquisition.

While the Company has entered into a term sheet for the acquisition of Ultimate Jets, LLC and its subsidiaries, there can be no assurances that the financing for that acquisition will be finalized or that the due diligence associated with the transaction will prove satisfactory.

Our reputation and financial results could be harmed in the event of an airline accident or incident.

An accident or incident involving one of our aircraft or an aircraft operated by one of our subsidiaries could involve a significant loss of life and result in a loss of confidence in our airlines by the flying public and/or aviation authorities. We could experience significant claims from injured passengers, by-standers and surviving relatives, as well as costs for the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. Cygnus and Ultimate Jets maintain liability insurance in amounts and of the type generally consistent with industry practice. However, the amount of such coverage may not be adequate to fully cover all claims and we may be forced to bear substantial economic losses from an accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully insured and even if it does not involve one of our aircraft, could cause a public perception that our airlines or the equipment they fly are less safe or reliable than other transportation alternatives, which would harm our business.

Changes in government regulation imposing additional requirements and restrictions on our operations or on the airports at which we operate could increase our operating costs and result in service delays and disruptions.

Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, that involve significant compliance costs. In the last several years, Congress has passed laws, and the U.S. DOT, the TSA and the FAA have issued regulations that have required significant expenditures relating to the maintenance and operation of airlines and establishment of consumer protections. Similarly, many aspects of an airline’s operations are subject to increasingly stringent federal, state and local laws protecting the environment.

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have increased their rates and charges to air carriers. Additional laws, regulations, taxes, and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. Although lawmakers may impose these additional fees and view them as “pass-through” costs, we believe that a higher total ticket price will influence consumer purchase and travel decisions and may result in an overall decline in passenger traffic, which would harm our business.

The airline industry continues to face potential security concerns and related costs.

The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry, including our company. Additional terrorist attacks, the fear of such attacks or other hostilities involving the U.S. could have a further significant negative effect on the airline industry, including us, and could:

•	significantly reduce passenger traffic and yields as a result of a potentially dramatic drop in demand for air travel;

•	significantly increase security and insurance costs;

•	make war risk or other insurance unavailable or extremely expensive;

•	increase fuel costs and the volatility of fuel prices;

•	increase costs from airport shutdowns, flight cancellations and delays resulting from security breaches and perceived safety threats; and

•	result in a grounding of commercial air traffic by the FAA.

The occurrence of any of these events would harm our business, financial condition and results of operations.

We rely on third-party vendors for certain critical activities.

Our acquisition targets have historically relied on outside vendors for a variety of services and functions critical their business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting, telecommunication systems, and information technology infrastructure and services. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future, especially since they rely on timely and effective third-party performance in conjunction with many of our technology-related initiatives.

Even though we will strive to formalize agreements with these vendors that define expected service levels, the use of outside vendors increases our exposure to several risks. In the event that one or more vendors go into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. If one of the vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

Our operations are often affected by factors beyond our control, including delays, cancellations, and other conditions, which could harm our business, financial condition and results of operations.

Like other airlines, our operations often are affected by delays, cancellations and other conditions caused by factors largely beyond our control.

Other conditions that might impact our operations include:

•	air traffic congestion at airports or other air traffic control problems;

•	adverse weather conditions;

•	increased security measures or breaches in security;

•	international or domestic conflicts or terrorist activity; and

•	other changes in business conditions.

The airline industry is highly competitive. If we cannot successfully compete in the marketplace, our business, financial condition and operating results will be materially adversely affected.

We face significant competition with respect to routes, services, and fares. Some of our competitors have lower costs than we do and compete directly against us in our markets. We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while achieving acceptable profit margins and return on capital. If we are unable to reduce our costs over the long-term and achieve sustained targeted return on invested capital, we will likely not be able to grow our business in the future or weather industry downturns and therefore our financial results may suffer.

We depend on a few key markets to be successful.

Our strategy is to focus on serving a few key markets. We believe that concentrating our service offerings in this way allows us to maximize our investment in personnel, aircraft, and ground facilities, as well as to gain greater advantage from sales and marketing efforts in those regions. As a result, we remain highly dependent on our key markets. Our business could be harmed by any circumstances causing a reduction in demand for air transportation in our key markets. An increase in competition in our key markets could also cause us to reduce fares or take other competitive measures that could harm our business, financial condition and results of operations.

Economic uncertainty or another recession would likely impact demand for our product and could harm our financial condition and results of operations.

The recent U.S. and Spanish and global economic recession resulted in a decline in demand for air travel. While some economic indicators are showing signs of growth, unemployment remains high in some of our key markets. Given that the strength of the U.S., Spanish and global economies have an impact on the demand for air travel, a long-term economic slump could result in a need to adjust our capacity plans, which could harm our business, financial condition and results of operations.

We are dependent on a limited number of suppliers for aircraft and parts.

Cygnus and Ultimate Jets are dependent on Boeing, Rolls Royce and Dornier as its suppliers for aircraft and many aircraft parts.   As a result, we are more vulnerable to any problems associated with the supply of those aircraft and parts, including design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.

We are reliant on third party contracts.

Cygnus is party agreements with Iberia and TNT. In the event that any of these agreements is canceled, terminated or fails to renew, we could face significant expenses against which we would have no corresponding revenue. Ultimate Jets is party to many similar contracts which use its capacity and which, if such contracts were terminate, would negatively affect the company and its operations.

If we do not maintain the privacy and security of our information, we could damage our reputation and incur substantial legal and regulatory costs.

We accept, store, and transmit information about our customers, our employees, our business partners and our business.  In addition, we frequently rely on third-party hosting sites and data processors, including cloud providers. Our sensitive information relies on secure transmission over public and private networks.  A compromise of our systems, the security of our infrastructure, or those of other business partners that result in our information being accessed or stolen by unauthorized persons could adversely affect our operations and our reputation.

Our business, financial condition, and results of operations are substantially exposed to the volatility of jet fuel prices. Increases in jet fuel costs would harm our business.

Fuel costs constitute a significant portion of our projected total operating expenses.  Future increases in the price of jet fuel may harm our business, financial condition and results of operations, unless we are able to increase fares or add additional ancillary fees to attempt to recover increasing fuel costs.

Increases in insurance costs or reductions in insurance coverage would harm our business, financial condition and results of operations.

Aviation insurers could increase their premiums in the event of additional terrorist attacks, hijackings, airline accidents or other events adversely affecting the airline industry. Furthermore, the full hull and liability war risk insurance provided by the government is currently mandated through December 31, 2013. Although the government may again extend the deadline for providing such coverage, we cannot be certain that any extension will occur, or if it does, for how long the extension will last. It is expected that, should the government stop providing such coverage to the airline industry, the premiums charged by aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government and the coverage will be much more limited, including smaller aggregate limits and shorter cancellation periods. Significant increases in insurance premiums would adversely affect our business, financial condition and results of operations.

If we are unable to manage our growth, we may not continue to be profitable.

Our continued success depends, in part, upon our ability to manage and expand our operations and facilities in the face of continued growth. We cannot assure you that we will be able to fulfill our staffing requirements for our business, successfully train and assimilate new employees, or expand our management base and enhance our operating and financial systems. Failure to achieve any of these goals will prevent us from managing our growth in an effective manner and could have a material adverse effect on our business, financial condition or results of operations.

As we evolve our brand to appeal to changing demographics and grow into new markets, we will engage in strategic initiatives that may not be favorably received by all Customers.

We intend to focus on strategic initiatives designed to increase our brand appeal to a diverse and evolving demographic of airline travelers. These efforts could include significant improvements to our in-airport and on-board environments, increasing our direct customer relationships through improvements to our purchasing portals (digital and mobile), and optimization of our customer loyalty programs.  If in pursuit of these efforts we may negatively affect our reputation with some of our existing customer base, which could result in an adverse impact on our business and financial results.

The costs to meet the Company’s reporting requirements as a public company subject to the Exchange Act of 1934 are substantial and may result in the Company having insufficient funds to operate.

The Company will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. Those fees will be higher if the Company’s business volume and activity increases. It will also be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Certain members of our management have limited or no experience operating a company whose securities are listed on a national securities exchange or with the rules and reporting practices required by the federal securities laws and applicable to a publicly traded company. We will need to recruit, hire, train and retain additional financial reporting, internal control and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.  Those obligations will reduce the Company’s ability to fund operations and may prevent the Company from meeting normal business obligations.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting and disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. At present, we have instituted internal controls, but it may take time to implement them fully. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

The Company’s common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company’s common stock becomes subject to the penny stock rules, holders of the Company’s shares may have difficulty selling those shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company does not own any real property. On June 26, 2013 the Company changed its principal executive office address to 4002 Highway 78, Suite 530-324, Snellville, GA  30039. The Company shares this office space with ATG and is not currently paying rent.  Following Closing of the Share Exchange with Cygnus, the Company intends to enter into a lease for its share of office space used under terms that are competitive with current rental rates in the area.

 ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit other than the Bankruptcy.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Over the Counter Bulletin Board (OTC.BB) under the symbol "ALAS." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of the Company’s common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2013 — Quarter Ended	June 30	March 31	December 31	September 30
Market Price:
High	$ 0.25	$ 0.25	$ 0.25	$ 0.17
Low	$ 0.25	$ 0.25	$ 0.25	$ 0.17

Holders of Our Common Stock

As of June 30, 2013, we had 214 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In October, 2012 IACE Investments Two, Inc. and the Company agreed to cancel all but 450,000 shares of common stock out of 75,000,000 shares held by IACE; and on June 21, 2013, this agreement was memorialized and executed and 74,550,000 shares were returned to the Company’s transfer agent for cancelation. The company issued an additional 26,239,542 shares into escrow with Davisson & Associates, PA for distribution to Arnold Leonora and Air Transport Group Private Equity, Inc. for delivery upon closing of the Cygnus Share Exchange Agreement, as amended, the issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, including all notes attached to these statements, which appear in Item 8 of this filing. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from these anticipated by these forward-looking statements, due to many factors including those set out in the “Risk Factors”, “Business” and other sections of this filing.

Plan of Operation

During the next twelve months, the Company anticipates continuing to operate Cygnus as well as closing on the acquisitions with Cygnus and Ultimate Jets.

Results of Operations

Liquidity and Capital Resources

On June 22, 2013, pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), LMK Global Resources, Inc.,  ("LMK") entered into an Agreement and Plan of Merger into a holding company (the “Agreement") with Alas Aviation Corp. ("Alas") and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of LMK. The Agreement provided for the merger of LMK with and into Alas, with Alas being the surviving corporation in that merger. Contemporaneously with LMK’s merger with and into Alas pursuant to the holding company formation statute (and the Agreement), the shareholders of LMK became shareholders of Alas on a one share for one share basis pursuant to the Agreement.

As a result of this reorganization into a holding company structure, Alas became the publicly quoted parent holding company with AAC becoming a wholly-owned subsidiary of Alas. Upon consummation of the Agreement, Alas’ common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Alas is the successor issuer to LMK.  The description of the Agreement and Plan of Merger and the full text of the Agreement and Plan of Merger is set forth in the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2013.

June 30, 2013

During the year ended June 30, 2013, net cash used in the Company’s operating activities totaled $nil. During 2013 the Company used a total of $nil due to its financing activities.

At June 30, 2013, the Company had no assets.

At June 30, 2013, the Company had total current liabilities totaling $6,322 consisting of accounts payable for professional services related to the acquisition of Cygnus. The decrease in current liabilities is the result of the release of the Company from the obligation to pay certain shareholders for advances previously made which totaled $47,015 together with accrued interest of $14,204.  At June 30, 2013, the Company had total liabilities of $6,322.

As a result of the Company’s entry into the regional airline and transportation service industry, it anticipates significant increases in its cash needs in order to execute its business plan.  The operations of its Cygnus and Ultimate Jets is expected to provide sufficient working capital to allow the Company to pursue this new line of business; however the Company may require additional financing to meet its objectives. Collectively the forgoing are significant additional expenses which the Company will continue to incur in the future.  The Company had no other long term liabilities, commitments or contingencies. Other than anticipated maintenance and repair costs associated with the aircraft that the Company is in the process of acquiring through the acquisition of Cygnus and Ultimate Jets, and the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

At June 30, 2013, the Company had a stockholders’ deficit totaling $6,322.

June 30, 2012

During the year ended June 30, 2012, net cash used in the Company’s operating activities totaled $11,427.  Net cash from financing activities during 2012 totaled $11,427 and consists of contributions to capital. For 2012, the Company’s cash balance decreased during the year by $11,427.

At June 30, 2012, the Company had no assets.

At June 30, 2012, the Company had total current liabilities totaling $57,759 consisting of $300 in accounts payable, $47,015 due certain shareholders from advances together with accrued interest of $10,444 on those shareholder loans. The Company had no other long term liabilities, commitments or contingencies. Therefore, at June 30, 2012, the Company had total liabilities of $57,759.

At June 30, 2011, the Company had a stockholders’ deficit totaling $57,759.

Results of Operations

The following presents an overview of our results of operations for the year ended June 30, 2013, compared to the year ended June 30, 2012.

For the Year Ended June 30, 2013 versus June 30, 2012

Revenues and Gross Profit

The Company’s revenue for 2013 was $nil with associated costs of $nil as compared to 2012 revenue totaling $nil with associated costs for the year of $nil. The Company’s gross profit (loss) from operations for 2013 and 2012 before other operating expenses amounted to ($nil) and ($nil), respectively.

The Company incurred general and administrative expenses in 2013 of $27,418. The Company incurred general and administrative expenses in 2012 of $11,727. The Company’s loss from operations for 2013 was $27,418 compared to the Company’s loss from operations in 2011 of $11,727.  Other expenses for the two years consist of accrued interest on shareholder advances amounting to $nil in 2013 and $3,761 in 2012. The Company’s net loss for 2013 was $27,418 compared to $15,488 in 2012.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s new business focus is as an air transportation company engaged in the business of acquiring and operating regional airlines and transportation services companies. The company is in the process of acquiring, assembling and operating niche passenger airlines, air cargo and related ground service operators and seeks to profit through regional and global industry consolidation.  Alas’ business model includes purchasing and integrating small regional operators to eliminate duplicate costs and inefficiencies, increase market presence, and leverage headquarters’ resources and functions.  The Alas team intends to focus on unique integration strategies that maximize profits, decrease operational costs and create high-margin operations.  Enhancing brand visibility within respective local markets while streamlining behind the scenes operations and maintaining experienced workers are key Alas priorities.

In executing on its business plan, the Company intends to raise additional capital for although no assurances can be made that it will be successful in doing so or that if it is, that the terms of such additional financing will be favorable to the Company and its existing shareholders.

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support operations involves risks and uncertainties and actual results could differ as a result of a number of factors. As stated, the Company plans on acquiring and operating regional airlines and transportation services companies in addition to Cygnus and Ultimate Jets and anticipates significant increases in its cash needs in order to execute its business plan.  The operations of Cygnus and Ultimate Jets are expected to provide sufficient working capital to pursue this business plan on a limited basis, however the Company will require additional financing to meet its objectives. Execution on the Company’s business plan will add significant additional expenses which the Company will continue to incur in the future.  Other than anticipated due diligence costs associated with identifying potential additional acquisition candidates, the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

In the event that the Company experiences a shortfall in capital, the Company intends to pursue opportunities to raise funds through public or private financing as well as through borrowings and via other resources, such as the Company’s officers, directors and principal shareholders. The Company cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then the Company’s ability to expand operations may be significantly hindered. If adequate funds are not available, the Company believes that Arnold B. Leonora and / or ATG will contribute funds to pay for the Company’s expenses to achieve the Company’s objectives over the next twelve months. The Company’s belief that Mr. Leonora and / or ATG will pay the Company’s expenses is based on the fact that they have already done so and will have a significant ownership interest in the Company’s outstanding common stock upon closing of the Cygnus Acquisition. Therefore they will likely continue to pay the Company’s expenses as long as they maintain their ownership of the Company’s common stock, so long as they do not incur financial hardship.

At June 30, 2013, Alas had no cash and operations were funded entirely by advances made by Arnold Leonora and ATG, shareholders of the Company.

Effective on August 20, 2012, the Company completed a two shares for every existing share stock dividend.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013 and 2012.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the consolidated financial statements or notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth immediately following the signature page to this annual report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm.

(a) On July 30, 2013, the Company notified MaloneBailey LLP (“Malone”) that it was   dismissed as the Company’s independent registered public accounting firm. The decision to dismiss Malone as the Company’s independent registered public accounting firm was approved and ratified by the Company’s Board of Directors on August 2, 2013.  Except as noted in the paragraph immediately below, the reports of Malone on the Company’s financial statements for the years ended June 30, 2012 and 2011 and for the period February 13, 2009   (re-entering exploration stage) through June 30, 2012  did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Malone on the Company’s financial statements as of and for the years ended June 30, 2012 and 2011 and for the period February 13, 2009   (re-entering exploration stage) through June 30, 2012   contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working capital and no operations that raised doubt about its ability to continue as a going concern.

During the years ended June 30, 2012 and 2011 and the period February 13, 2009   (re-entering exploration stage ) through June 30, 2012 and  through August 2, 2013 , the Company has not had any disagreements with Malone  on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Malone’s  satisfaction, would have caused them to make reference thereto in their reports on the Company’s  financial statements for such periods.

During the years ended June 30, 2012  and 2011 and the period February 13, 2009   (re-entering exploration stage ) through June 30, 2012  and  through August 2, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On August 2, 2013  (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2013. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.      the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM  concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.      any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

There have been no changes in or disagreements with the Company’s accountants since the Engagement Date required to be disclosed pursuant to Item 304(b) of Regulation S-K.

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

Our previous management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 (under the supervision and with the participation of the previous Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, former management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's former Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2013 due to lack of employees to segregate duties related to preparing the financial reports.

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

The Company’s former management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The Company’s former management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, former management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2013.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 26, 2013 the Company changed its principal executive office address to 4002 Highway 78, Suite 530-324, Snellville, GA  30039.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of June 30, 2012.

Name	Position	Director Since

Frank Drechsler	President, Chief Executive Officer	October 29, 2012

In connection with the merger and share exchange agreements previously disclosed on Form 8-K and filed with the Commission on June 26, 2013, on August 2, 2013, Frank Drechsler, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, resigned from these positions with the Company. The board of directors accepted Mr. Drechsler’s resignations, effective immediately. Also on August 2, 2013, our board of directors appointed Arnold Leonora as President and Chief Executive Officer and Warrick Morgan as our Chief Financial Officer and Arancha Gonzбlez as our Treasurer. Frank Drechsler will retain his current position as a director and Secretary of the Company until final closing of the aforementioned merger and share exchange agreements or until his earlier resignation or removal. Additionally, on September 19, 2013, our board of directors appointed Franklin Darrell Richardson as Chief Operating Officer of Alas The following table describes certain information about our executive officers and directors as of October 14, 2013.

Name	Position	Serving Since

Frank Drechsler	Director and Secretary	October 29, 2012
Arnold B. Leonora	President and Chief Executive Officer	August 2, 2013
Warrick A. Morgan	Chief Financial Officer	August 2, 2013
Arancha Gonzбlez	Treasurer	August 2, 2013
Franklin Darrell Richardson	Chief Operating Officer	September 19, 2013

Set forth below is a brief description of the background and business experience of our executive officers and sole director as of June 30, 2013.

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

Arnold B. Leonora, 50, Mr. Leonora serves as the Chairman of the Board and Chief Executive Officer of Cygnus.   Since founding Air Transportation Group Private Equity, Inc. in 1989, he and his associates have provided a wide range of professional services to companies in the aviation industry including investment banking, aircraft leasing, general business financing, air fleet management & related consulting services from offices in Atlanta, Fort Lauderdale, Madrid, Spain and Curacao, the Caribbean island nation located just off the northern coast of Venezuela. A graduate of Embry-Riddle Aeronautical University, Mr. Leonora has acquired, operated and sold numerous airline operators over the past 15 years.

Warrick A. Morgan, 48, Prior to joining the Company, Mr. Morgan has worked at Atlanta M& A Advisors, LLC.  He has advised principals on business acquisition, sale and capital finance transactions in addition to serving in interim CFO and Controller positions at client companies since 1998. An entrepreneurial business professional with over 25 years of experience in diverse functional and managerial roles in business and military units, he has worked as a Self- Employed Technical and General Business Advisor, Manager and Staff Member in areas of Accounting, Finance & Investments. He was Controller at Consolidated Credit Group and Assistant to the CFO at American Nursing Homes, Inc., a holding company in the nursing home industry, and received his U.S. Army commission (Military Police Branch) through ROTC at the University of South Florida in 1989 where he also received his B.A. in finance in 1990.

Arancha Gonzбlez, 39, Ms. González has served as the Chief Financial Officer for Cygnus since 2006. Ms. Gonzalez has 15 years’ experience working with financials in the air transport sector. Prior to joining Cygnus, she began her career in 1998 at Gestair Group as an accountant where she advanced and was responsible for financial controls, capital budgeting, cash flow analysis. In addition, Ms. González reported directly to Gestair’s CFO and was responsible for its tax preparation of its taxes and coordination of its internal accountants and auditors.  She holds an economics degree from the Complutense University in Madrid, and a Course of Consolidation degree from Madrid Business School.

Darrell Richardson, 67, is a seasoned professional with over forty years of experience in the transportation and aviation industries where he has served in senior executive positions at Piedmont Airlines. Continental Express ("CEX"), Phoenix Airline Services (PAS), Mesaba Airlines, Piedmont Hawthorne Aviation ("PHA"), InterIsland Aviation Services Group (IISG), Victory Park Capital and Silver Airways. Mr. Richardson also served on the Board of Directors of Silver Airways and the Regional Airline Association. He is a past member of the President's Council of the Regional Airline Association and past board member of the National Air Carrier Association, Pace Airlines and Associated Air Center. He received his undergraduate degree in engineering (BSEE) and a MBA in International Business & Finance from the University of Miami at Coral Gables, Florida.

Term of Office. Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b)  Significant Employees.

Other than the Company’s officers and directors, the Company currently has no other employees.

(c) Family Relationships.

There are no family relationships among the directors, executive officers or persons nominated or chosen by LMK to become directors or executive officers.

(d) Certain Legal Proceedings

 The Company’s directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

(e) Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the Company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons, the Company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2013 were filed timely; with the exception that the Company believes that initial filings by the currently listed beneficial holders were not filed timely.

 (f) Audit Committee Financial Expert

The Company’s Board of Directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (1) understanding generally accepted accounting principles and financial statements, (2) assessing the general application of GAAP principles in connection with the Company’s accounting for estimates, accruals and reserves, (3) analyzing and evaluating the Company’s financial statements, (4) understanding the Company’s internal controls and procedures for financial reporting; and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.” Company management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company’s start-up operations, Company management believes the services of a financial expert are not warranted.

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

(h) Disclosure Committee and Charter

We have no disclosure committee or disclosure committee charter, as we only have four officers and one director.

(i) Code of Ethics

The Company has not adopted a corporate code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that the Company’s sole director serves in all the above capacities.

The Company’s decision to not adopt such a code of ethics results from the Company’s having only four officers working closely together managing the Company. The Company believes that as a result of the limited interaction, which occurs having such a small management team, eliminates the current need for such a code.

ITEM 11.  EXECUTIVE COMPENSATION

The table below sets forth compensation earned by our named executive officers in 2013 and 2012 for services rendered in all capacities to us and our subsidiaries.

				Stock	Non-Equity Incentive	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Total

Arnold B Leonora	2013	$-	$-	$-	$-	$-	$-
President and Chief Executive Officer	2012	$-	$-	$-	$-	$-	$-

Warrick A Morgan	2013	$-	$-	$-	$-	$-	$-
Chief Financial Officer	2012	$-	$-	$-	$-	$-	$-

Arancha Gonzбlez	2013	$-	$-	$-	$-	$-	$-
Treasurer	2012	$-	$-	$-	$-	$-	$-

Franklin Darrell Richardson	2013	$-	$-	$-	$-	$-	$-
Chief Operating Officer	2012	$-	$-	$-	$-	$-	$-

Frank Drechsler	2013	$-	$-	$-	$-	$-	$-
Director and Secretary (former President, CEO, Treasurer and CFO)	2012	$-	$-	$-	$-	$-	$-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 5% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 5% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended June 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 5% beneficial owners were complied with.

Frank Drechsler, Arnold Leonora, Warrick Morgan, Arancha Gonzбles and Franklin Darrell Richardson do not currently own any Alas common stock.

As of the date of this current report, there are 45,000,000 shares of common stock issued and outstanding, These shares and the table below reflect the issuance of 25,939,542 shares as referenced in Item of this Current Report filed on Form 10-K. All references to percentages are in the current report filed on Form 10-K are current as of the date of filing.

Title of Class	Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Common Stock	Frank Drechsler 2741 Lemon Grove Ave. Lemon Grove, CA 91945	25,939,542 Shares Director	57.6%

(1) These shares were issued into escrow with Davisson & Associates, PA as escrow agent pursuant to the Cygnus Share Exchange Agreement.  These shares have been issued to bring the total issued and outstanding number of common shares to 45,000,000 and will be released to Arnold Leonora/ATG upon Closing of the Share Exchange, prior to Closing, Frank Drechsler has sole voting control over these shares and their disposition is controlled by the escrow agreement among the Company, Mr. Leonora and ATG.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of the Company’s common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the option holders. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company’s common stock indicated as beneficially owned by them.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are certain conflicts of interest between the Company and one of our officers and director.  Mr. Drechsler has other business interests to which he currently devotes attention, and may be expected to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through the exercise of judgment in a manner which is consistent with his fiduciary duties to the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by MaloneBailey, LLP, our independent auditors, for the audit of our annual  financial statements and review of our quarterly unaudited financial statements was $8,500 for fiscal year 2012 and $4,500 for fiscal 2013, respecfully. On August 2, 2013, as reported on our current report filed on Form 8-K with the Commission on August 5, 2013, the Company dismissed MaloneBailey, LLP as our independent auditors and engaged RBSM, LLP (“RBSM”) as our independent auditors for the audit of our annual financial statements. The aggregate fees billed by RBSM, for the audit of our annual  financial statements was $10,000 for fiscal year 2013.

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

Date: October 15, 2013	By:	/s/ Frank Drechsler
Frank Drechsler
Sole Director

Item 8.  Financial Statements

ALAS AVIATION CORP
(formerly LMK Global Resources, Inc.)
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-2-F-3

Consolidated Balance Sheets as of June 30, 2013 and 2012	F-4

Consolidated Statement of Operations for the years ended June 30, 2013 and 2012 and for the period from February 13, 2009 (date of inception) through June 30, 2013	F-5

Consolidated Statement of Stockholders’ Deficit for the period from February 13, 2009 (date of inception) through June 30, 2013	F-6

Consolidated Statement of Cash Flows for the years ended June 30, 2013 and 2012 and for the period from February 13, 2009 (date of inception) through June 30, 2013	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alas Aviation Corp
(formerly LMK Global Resources, Inc.)

We have audited the accompanying consolidated balance sheet of Alas Aviation Corp, formerly LMK Global Resources, Inc. (the “Company”), a development  stage company as of June 30, 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company for the period from February 13, 2009 (re-entering of exploration stage) through June 30, 2012 were not audited by us. Those statements were audited by other auditors whose report, dated October 31, 2012 expresses an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from February 13, 2009 (re-entering of exploration stage) through June 30, 2012, reflect a net loss of $40,507. Our opinion, insofar as it relates to the amounts included for such prior periods as indicated in the accompanying financial statements for such periods from February 13, 2009 (re-entering of exploration stage) through June 30, 2012 is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alas Aviation Corp, formerly LMK Global Resources, Inc.  as of June 30, 2013 and the results of its operations and its cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying financial statements, the Company is in the development stage, has no revenue, has incurred significant losses since inception, and has a working capital deficiency as of June 30, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York
October 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
LMK Global Resources, Inc
(fka Verilink Corporation)
Bartlesville, Oklahoma

We have audited the accompanying balance sheet of LMK Global Resources, Inc., (the “Company”) as of June 30, 2012 and the related statement of expenses, stockholders’ deficit and cash flows for the fiscal year ended June 30, 2012, and the period from February 13, 2009 (re-entering of exploration stage) through June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMK Global Resources, Inc. as of June 30, 2012, and the results of its operations and its cash flows for the year then ended, and the period from February 13, 2009 (re-entering of exploration stage) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
October 31, 2012

ALAS AVIATION CORP
(formerly LMK Global Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$6,322	$300
Advances from shareholder	-	47,015
Accrued interest to shareholders	-	10,444
TOTAL LIABILITIES	6,322	57,759

STOCKHOLDERS’ DEFICIT	-	-

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding at June 30, 2013 and 2012	-	-
Common stock: $0.01 par value; 60,000,000 shares authorized; 93,310,458 and 78,312,300 shares issued and outstanding at June 30, 2013 and 2012, respectively	933,104	783,123
Additional paid-in capital	90,216,142	90,287,268
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the exploration stage	(67,925)	(40,507)

TOTAL STOCKHOLDERS' DEFICIT	(6,322)	(57,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALAS AVIATION CORP
(formerly LMK Global Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Date of
			Inception
	For the Year Ended June 30		(February 13, 2009) to
	2013	2012	June 30, 2013

REVENUES	$-	$-	$-
OPERATING EXPENSES:
General and admin. expenses	27,418	11,727	57,481

Total operating expenses	(27,418)	(11,727)	(57,481)

Loss from operations	(27,418)	(11,727)	(57,481)

OTHER EXPENSES:
Interest expense	-	(3,761)	(10,444)
Total other expenses	-	(3,761)	(10,444)

NET LOSS	$(27,418)	$(15,488)	$(67,925)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	81,536,333	78,312,300

The accompanying notes are an integral part of these consolidated financial statements.

ALAS AVIATION CORP
(formerly LMK GLOBAL RESOURCES, INC.)
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM
FEBRUARY 13, 2009 (DATE OF INCEPTION) THROUGH JUNE 30, 2013

	Common Stock		Additional	Accumulated Other	Accumulated (Deficit)		Total
	Shares Issued	Amount	Paid-In Capital	Comprehensive (Loss)	From Prior Operations	During the Exploration Stage	Stockholder’s Deficit

Balance June 27, 2008	78,312,300	$783,123	$90,275,841	$(63,201)	$(91,014,994)	$-	$(19,231)
Loss from June 27, 2008 to February 13, 2009	-	-	-	-	(9,448)	-	(9,448)
Loss during the exploration stage	-	-	-	-	-	(2,135)	(2,135)
Balances, June 27, 2009	78,312,300	783,123	90,275,841	(63,201)	(91,024,442)	(2,135)	(30,814)
Net loss	-	-	-	-	-	(11,417)	(11,417)
Balances, June 25, 2010	78,312,300	783,123	90,275,841	(63,201)	(91,024,442)	(13,552)	(42,231)
Net loss	-	-	-	-	-	(11,467)	(11,467)
Balances, June 30, 2011	78,312,300	783,123	90,275,841	(63,201)	(91,024,442)	(25,019)	(53,698)
Net loss						(15,488)	(15,488)
Shareholder paid expenses			11,427				11,427
Balances, June 30, 2012	78,312,300	783,123	90,287,268	(63,201)	(91,024,442)	(40,507)	(57,759)
Net loss						(27,418)	(27,418)
Forgiveness of related party advances and accrued interest			57,459				57,459
Common stock issued in October 2012 in connection with exercise of warrants at $.001 per share	15,000,000	150,000	(150,000)	-	-	-	-
Rounding adjustment	(1,842)	(19)	19	-	-	-	-
Shareholder paid expenses			21,396				21,396
Balances, June 30, 2013	93,310,458	$933,104	$90,216,142	$(63,201)	$(91,024,442)	$(67,925)	$(6,322)

The accompanying notes are an integral part of these consolidated financial statements.

ALAS AVIATION CORP
(formerly LMK Global Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30		From Date of Inception (February 13, 2009) to
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(27,418)	$(15,488)	$(67,925)
Adjustments to reconcile net loss with net cash used in operations:
Operating expenses incurred by related party on behalf of the Company	21,396	-	21,396
Change in operating liabilities:
Accounts payable and accrued liabilities	6,022	4,061	15,800
Net cash used in operating activities	-	(11,427)	(30,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	-	11,427	30,729
Net cash provided by financing activities	-	11,427	30,729

NET CHANGE IN CASH

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

NON CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification from additional paid in capital to common stock due to stock dividend	$522,082	$-	$522,082

Forgiveness of advances from shareholders and accrued interest	$57,459	$-	$57,459

Issuance of common stock upon exercise of warrants	$150,000	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

ALAS AVIATION CORP.
(formerly LMK Global Resources, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company and basis of presentation

Alas Aviation Corp., formerly LMK Global Resources, Inc.  (“we”, “our” or the “Company”), was formed under the laws of the state of Delaware 1982. On June 22, 2013, the Company entered into a Share Exchange Agreement to acquire Corporacion Cygnus Air, S.A., a Spanish based regional air cargo company (“CYNUS Air”). The consummation of the acquisition is subject to financing and the undertaking of customary due diligence procedures.  There can be no assurances that the Company will consummate the acquisition of CYGNUS Air.

On June 22, 2013, pursuant to the Delaware Holding Company formation statute, LMK Global Resources, Inc. ("LMK") entered into an Agreement and Plan of Merger into a holding company (the “Agreement") with Alas Aviation Corp. ("Alas Aviation") and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of LMK. The Agreement provided for the merger of LMK with and into Alas Aviation, with Alas Aviation being the surviving corporation in that merger. Contemporaneously with LMK’s merger with and into Alas Aviation, the shareholders of LMK became shareholders of Alas Aviation on a one share for one share basis pursuant to the Agreement.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basic and Diluted Net Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. The Company had no dilutive securities outstanding as of June 30, 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock based compensation accounting.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is currently a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying consolidated financial statements, the Company has not generated any revenues,   no assets, and a working capital deficit of $6,322 as of June 30, 2013. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements. The Company is dependent upon its Chief Executive Officer to provide financing for working capital purposes. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might necessary should the Company be unable to continue as a going concern.

Note 3 — Advances from Related Party

During the twelve months ended June 30, 2013, a shareholder has paid expenses of $21,396 on behalf of the Company which has been recorded as contributed capital.

As of June 30, 2012, the Company had related party advances of $47,015 due to a major shareholder, for operating expenses paid on the Company’s behalf. The related party advances accrued interest at a rate of 8% per annum, was unsecured and payable upon demand.  This debt and the accrued interest were forgiven by the shareholder as of June 30, 2013, and  accordingly, the Company recorded as contributed capital  the previously incurred debt of $57,459 during the year ended June 30, 2013.

Note 4 — Income Taxes

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred income tax assets and liabilities at June 30, 2013 and 2012, are as follows:

	June 30, 2013	June 30, 2012

Deferred tax asset	$29,004	$8,506
Valuation allowance	(29,004)	(8,506)
Net deferred tax asset	$-	$-

Cumulative net operating loss carryforwards at June 30, 2013 and 2012 are $67,925 and $40,507, respectively and begin to expire in 2031.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	34.00%
State income taxes rate	8.70%
Effective tax rate	42.70%

Internal Revenue Code Section 382 limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company. The availability and timing of net operating losses carried forward to offset future taxable income will be significantly limited due to the changes of ownership.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

Note 5 — Capitalization

Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2013 and 2012, the Company has -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 60,000,000 and 60,000,000 shares of common stock, with a par value of $0.01 per share as of June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, the Company has 93,310,458 and 78,312,300 shares of common stock issued and outstanding, respectively.

Previously the Company had certain shares of its common stock issued and held in escrow that had been mistakenly issued at the by the Company. Subsequesnt to the date of the financial statements, 74,550,000 shares were returned to the Company’s transfer agent and cancelled to correct the error.  On August 21, 2013 the Company issued 300,000 shares of restricted common stock for a deemed issuance price of $0.01 per share to its counsel under the terms of a legal services agreement in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  The company issued on October 11, 2013 an additional 25,939,542 shares into escrow with Davisson & Associates, PA for distribution to Arnold Leonora and Air Transport Group Private Equity, Inc. under for delivery upon closing of the Share Exchange Agreement to acquire Cygnus Air, S.A., as amended (See Note 1).

At the time the share exchange was completed with LMK Global Resources, Inc. the controlling shareholders of the Company had agreed to cancel a portion of their shares. Concurrent with the dissolution of the business combination, the agreement was amended, so that the controlling shareholder would reduce its holdings to reflect a total of 45,000,000 shares issued and outstanding. As stated in the Company's previous filings the formalities of the terms of this agreement have been implemented and now reflect the correct issued and outstanding shares as well as the correct authorized capital.

Stock Dividend

Effective on August 20, 2012, the Company completed two shares for every existing share stock dividend. Per Para 25-3 of "ASC 505-20 Stock Dividend and Stock Split", the issuance of additional shares on account of 2:1 stock dividend is at least 20% or 25% of the number of previously outstanding shares, hence transaction has been accounted for as a "Forward Stock Split of 2:1".

All references in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the August 20, 2012 stock dividend in substance as a stock split.

Stock Warrants

On the 27th day of June, 2008, pursuant to the terms of the DIP Loan and Plan, we issued 3,000,000 New shares and warrants for 15,000,000 (adjusted for the forward stock split) new shares to Venture Fund I, Inc., for providing the DIP Loan.  The warrants are exercisable at $8.33 per share at any time on or prior to November 30, 2016.  The number of shares called or exercised at any given time and the purchase price per share shall be subject to adjustment from time to time by the Board of Directors of the Company.

In October 2012, the Company's Board of Directors adjusted the warrant's exercise price to $0.001 per share and the holders of the warrants exercised their rights to acquire the 15,000,000 shares for an aggregate price of $5,000.

The warrant activity for the year ended June 30, 2013 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at June 30, 2012	15,000,000	$8.33
Issued	-	-
Exercised	(15,000,000)	(0.001)
Expired or canceled	-	-
Outstanding at June 30, 2013	-	$-
.
Note 6 – Commitments and Contingencies

Leases Obligations

As of June 30, 2013, the Company does not lease space for offices or operations.

Consulting Agreements

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm Company’s business. The company is currently not party to any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Commitments

Share Exchange Agreement

On June 22, 2013, Alas Aviation entered into a Share Exchange Agreement (the “Share Exchange”) with Arnold Leonora (“Leonora”) and Air Transport Group Private Equity, Inc., a Delaware corporation (“Air Transport”) for the exchange of all of Air Transport’s holdings in Corporacion Yygnus Air, S.A., a corporation formed under the laws of Spain (“Cygnus”). Air Transport held forty nine percent (49%) of the shares of Cygnus while Leonora will continue to hold fifty one percent (51%) of the issued and outstanding shares of Cygnus. These interests in Cygnus are being exchanged for 31,500,000 fully paid nonassessable shares of Alas. Under the terms of the Share Exchange, Leonora will continue to have sole voting control over the shares of Cygnus he holds individually, however all of the financial rights related to his individual ownership were assigned to Alas Aviation under the terms of the Share Exchange. The arrangement was established in order for Cygnus to maintain its flight certificate in Spain. Under the rules and regulations of the Spanish Civil Aviation Authority, in order to maintain eligibility to hold a flight certificate Cygnus must be “controlled” by a member of the European Union. As a citizen of the Netherlands, Leonora meets this requirement. Therefor following closing of the Share Exchange Agreement, Alas Aviation will hold 100% of the financial rights in Cygnus and 49% of the voting rights.

The closing of the Share Exchange Agreement is conditioned upon certain, limited customary representations and warranties as well as conditions to close such as the total issued and outstanding shares of Alas being limited to 35,000,000 issued and outstanding post-closing. Following the closing of the Agreement and Plan of Merger and Share Exchange Agreement, we intend to continue Alas Aviation and Cygnus’ historical businesses and proposed businesses. Our historical business and operations will continue independently through a newly formed wholly owned subsidiary.

On October 11, 2013 the Company, Arnold Leonora and Air Transport Group Private Equity, Inc. entered into an amendment to the Share Exchange entered into on June 26, 2013.  Under the terms of the amendment an additional 10,000,000 shares of the Company’s common stock are to be issued to third  parties upon Closing.  In addition, the parties added an additional covenant that prohibits the Company from entering into a reverse stock split or similar recapitalization of its common stock for a period of 2 years following closing of the Share Exchange.

The consummation of the acquisition is subject to financing and the undertaking of customary due diligence procedures.  There can be no assurances that the Company will consummate the acquisition of CYGNUS Air.

Note 7 – Subsequent Events

Removal and Appointments of Officers

On August 2, 2013, Frank Drechsler, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, resigned from these positions with the Company. The board of directors accepted Mr. Drechsler’s resignations, effective immediately.

On August 2, 2013, board of directors appointed Arnold Leonora as President and Chief Executive Officer and Warrick Morgan as Chief Financial Officer and Arancha Gonzбlez as Treasurer. Frank Drechsler will retain his current position as a director and Secretary of the Company until final closing of the aforementioned merger and share exchange agreements or until his earlier resignation or removal.

On September 19, 2013, board of directors appointed Franklin Darrell Richardson as Chief Operating Officer of the Company to serve until his earlier resignation or removal.

Change in Fiscal Year

On August 2, 2013, in contemplation of closing on the share exchange, we changed our fiscal year end from June 30 to December 31 to conform to the fiscal year end of Corporatiуn Ygnus Air, S.A. (“Cygnus”).

Entry into a Material Definitive Agreement

On September 13, 2013, the Company entered into a binding letter of intent (the “LOI”) to acquire 100% of the membership units of, Ohio based, Ultimate Jet, LLC and its wholly owned subsidiaries, Ultimate Jet Charters, LLC and Ultimate Real Estate, LLC (collectively, “Ultimate Jets”). The purchase price of $50.5 million, in a taxable transaction, will be paid in a combination of cash, assumption of debt and the Common Stock of Alas at a price per share of $3.00. Closing of the acquisition is scheduled to take place on or before December 15, 2013, with the execution and delivery of a definitive agreement, subject to Alas’ due diligence, Ultimate Jet’s completion of a PCAOB financial audit and such representations and warranties as are customary with respect to similar transactions.