Form 10-Q
period 2013-09-30
ALAS AVIATION CORP.
filed 2013-12-20
CIK 774937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-28562

ALAS AVIATION CORP.
 (Exact name of registrant as specified in its charter)

Delaware	46-3777116
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

2741 Lemon Grove Ave., Lemon Grove, CA	92646
(Address of principal executive offices)	(Zip Code)

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

As of December 20, 2013, the Issuer had 45,000,000 shares of common stock issued of which 19,060,458 were outstanding.

PART I

Item 1.  Financial Statements

ALAS AVIATION CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2013	June 30, 2013
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

Accounts payable	39,478	6,322
TOTAL LIABILITIES	39,478	6,322

SHAREHOLDERS DEFICIT	-	-

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 19,060,458 shares issued and outstanding at September 30, 2013 and 93,310,458 issued and outstanding at June 30, 2013	190,604	933,104
Additional paid-in capital	91,041,859	90,216,142
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the development stage	(184,298)	(67,925)

TOTAL STOCKHOLDERS' DEFICIT	(39,478)	(6,322)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALAS AVIATION CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		From Date of Inception (February 13, 2009) to
	2013	2012	September 30, 2013

REVENUES	$-	$-	$-

EXPENSES:
General and admin. expenses	116,373	14,893	173,854
Interest expense		940	10,444

Total Expenses	(116,373)	(15,833)	(184,298)

NET (LOSS)	$(116,373)	$(15,833)	$(184,298)

Net loss per share, basic and fully diluted	(0.00)	(0.00)

Weighted average number of shares outstanding	60,217,523	78,312,300

The accompanying notes are an integral part of these unaudited financial statements.

ALAS AVIATION CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30		From Date of Inception (February 13, 2009) to
	2013	2012	Sept 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(116,373)	$(15,833)	$(184,298)
Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	75,000	-	75,000
Operating expenses incurred by related party on behalf of Company	8,217	-	29,613
Change in assets and liabilities:
Change in accounts payable and accrued liabilities	33,156	1,237	48,956
Net cash used in operating activities	-	(14,596)	(30,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	-	14,596	30,729
Net cash provided by financing activities	-	14,596	30,729

NET CHANGE IN CASH

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities
300,000 shares of common stock issued during three months ended
September 30, 2013 for legal services valued at $75,000

The accompanying notes are an integral part of these unaudited financial statements.

ALAS AVIATION CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1 — Organization, History and Business

Alas Aviation Corp. was incorporated under the name LMK Global Resources in the state of Delaware on October 26, 1986.

On June 22, 2013, pursuant to the Delaware Holding Company formation statute, LMK Global Resources, Inc. ("LMK") entered into an Agreement and Plan of Merger into a holding company (the "Agreement") with Alas Aviation Corp. ("Alas Aviation") and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of LMK. The Agreement provided for the merger of LMK with and into Alas Aviation, with Alas Aviation being the surviving corporation in that merger. Contemporaneously with LMK's merger with and into Alas Aviation, the shareholders of LMK became shareholders of Alas Aviation on a one share for one share basis pursuant to the Agreement.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Alas Aviation Corp., f/k/a LMK Global Resources, Inc., contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations and cash flows for the three months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Commission on October 15, 2013.

Going Concern

As shown in the accompanying financial statements, the Company has no assets, a working capital deficit of $39,478 as of September 30, 2013 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt. These plans, if successful, will mitigate the factors, which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Alas executed and closed a share exchange agreement into escrow with Arnold Leonora and Air Transport Group Private Equity Group, Inc. ("ATG") in June 2013 providing for Leonora to deliver control of Corporación Ygnus Air, S.A. (“Cygnus”), a Madrid, Spain based air cargo services operator and allowing Leonora and new management to pursue its acquisition initiative in the aviation services sector.  With the expiration of Leonora’s agreement with the sellers of Cygnus, he intends to continue implementing his business plan within Alas.  If the Director refuses to allow for completion of the Share Exchange Agreement with Leonora and ATG from escrow, the Officers of the Company will resign leaving it without a management team or business plan.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

ALAS AVIATION CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

a.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

b      Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to legal services (See Note 3).

c.      Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company’s sole deferred tax asset consists of its net operating loss carryforwards totaling $184,298. The Company has established a valuation allowance at September 30 2013 equaling the total tax benefit the Company would derive from its net operating loss carry forwards.

d.      Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2013, the Company had no potential common shares outstanding. Potential common shares at September 30, 2012 consisted of 15,000,000 warrants at an exercise price of $0.001 per share, and the potential issuance of 10,000,000 shares of common as discussed further in Note 3.

e,	Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s financial position, results of operations, or cash flow.

ALAS AVIATION CORP.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 3 — Equity

During the three months ended September 30, 2013, the Company issued 300,000 of its common shares to its outside legal counsel for services. The shares were valued at $75,000 and charged to operations.

Pursuant to a stock cancellation agreement, IACE Investments Two, Inc. returned 74,550,000 of the Company’s common shares for cancelation in August 2013.  The cancelation of the shares was agreed to subject to the Company entering into a merger with another company that would generate earnings after taxes of $4,000,000 within 18 months after the merger is consummated. If the Company does not meet the indicated requirement within the 18 month period, it must issue 10,000,000 shares of its common stock to IACE.

Note 4 - Contingencies

Current management discovered that the Company’s former management recorded various obligations to itself and to third parties of expenditures not deemed benefitting the Company or authorized by the Company’s sole director as required. The amount of these unauthorized expenditures totaled $91,172 including $60,000 in management fees. These expenditures were reversed and not part of the accompanying financial statements.  While current management believes that none of the  $91,172 is an obligation of the Company, it is not known what representations were made to these vendors or whether the Company could in fact be eventually responsible to pay some or all of the indicated amount.

Note 5. Subsequent Events

In October 2013, the Company issued 25,939,542 shares of its common stock that is held in escrow by its outside legal counsel. The shares are issued in reserve to be used in a future potential merger or acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions in which Alas Aviation Corp. ("we", "Alas" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

Description of Business.

Company Overview

Alas Aviation Corp. f/k/a LMK Global Resources, Inc. (“we”, “our”, “Alas”, or “the company”) is a development stage company seeking to acquire a suitable merger candidate with profitable operations. In the prior year, Alas executed and closed a share exchange agreement into escrow with Arnold Leonora and Air Transport Group Private Equity Group, Inc. ("ATG") for control of Corporación Ygnus Air, S.A. (“Cygnus”), a Madrid, Spain based air cargo services operator.  On October 30, 2013, Leonora and ATG’s Acquisition Agreement with Cygnus sellers Imesapi, S.A. expired due to failure to complete the required refinancing component of the deal.

Prior to the Company’s name change to Alas Aviation Corp., LMK Global Resources, Inc. (“LMK”) was an exploration stage company that was previously engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.

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

Pursuant to the Plan, on June 27, 2008, the Company implemented a 1/2581 reverse stock split; issued 75,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 3,000,000 shares of common stock and 15,000,000 warrants to Venture Funds I, Inc.; issued 225,000 shares of common stock to the Bankruptcy Trustee; issued 300 shares of common stock to each class 7 unsecured creditor, and replaced all former directors and management.

On June 23, 2013, the Company’s symbol changed to “ALAS” to reflect the change in the company’s plan of operations.

Liquidity and Capital Resources

September 30, 2013

Alas had no cash at September 30, 2013. It financed its operations during the three months ended September 30, 2013 by increasing its payables by $33,156 and through payments to vendors by shareholders treated as contributed capital totaling $8,217.

September 30, 2012

Alas had no cash at September 30, 2012. It financed its operations during the three months ended September 30, 20132 by increasing its payables by $1,237 and through payments to vendors by shareholders treated as contributed capital totaling $14,596.

Results of Operations

For the three months ended September 30, 2013

During the three months ended September 30, 2013, the Company did not earn any revenue and incurred a net operating loss of $116,373, which consisted of legal fees totaling $97,432, auditing and accounting fees totaling $14,100, and filing fees and other costs incurred due to being a public entity amounting to $4,841. Of the $97,432 in legal fees, $75,000 was incurred through the issuance to the Company’s legal counsel of 300,000 shares of the Company’s common stock.

For the three months ended September 30, 2012

During the three months ended September 30, 2012 the Company had no revenue and incurred a net operating loss of $15,833.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2013.   This evaluation was carried out under the supervision and with the participation of our company’s Chief Executive Officer and Chief Financial Officer.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's CEO and CFO have concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2013, only due to a lack of employees to segregate duties related to preparing the financial reports which are the current responsibility of our CFO.  Management is working to correct this weakness by acquiring several operating businesses and adding accounting staff.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are accurate and made on a timely manner.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Alas Aviation Corp. is not currently a party to any legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

300,000 restricted shares of common stock of the Company were issued to Dunlaoghaire Capital for legal services August 21, 2013.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer of Alas Aviation Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Alas Aviation Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Alas Aviation Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Alas Aviation Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data Files - (XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2013	By:	/s/ Frank Drechsler
Frank Drechsler
Sole Director, President and CEO