Form 10-KT
period 2013-12-31
Energie Holdings, Inc.
filed 2014-04-15
CIK 774937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KT

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or

[X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___July 1, 2013_________________to______December 31, 2013__________________________

ENERGIE HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware
 (State or other jurisdiction of incorporation)

000-28562	94-2857548
(Commission File Number)	(I.R.S. Employer
Identification No.)

4885 Ward Road, Suite 300
Wheat Ridge, Colorado 80033
 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (404) 891-1118

               (fka Alas Aviation Corp.)
4002 Highway 78, Suite 530-324, Snellville, GA  30039
 (Former name, former address and former fiscal year,
if changed since last report)

Registrant's telephone number, including area code: (720)-963-8055

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

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal quarter (December 31, 2013) in thousands.
$ 77,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date ().	19,060,458 Shares

PART I
ITEM 1.  BUSINESS

Company Overview

On December 31, 2013, Alas Aviation entered into a Share Exchange Agreement (the “Share Exchange”) with OELC, LLC, a Delaware limited liability company (“OELC”) with its wholly owned subsidiary Énergie, LLC (“Énergie” or the, “Company”). These interests in OELC are being exchanged for 33,000,000 fully paid non-assessable shares of Alas. Following closing of the Share Exchange Agreement, Alas Aviation will hold 100% of the financial and governance rights of OELC and through its ownership of OELC, 100% of the operating subsidiary, Énergie.

Énergie was founded in 2001 focused on providing specialized interior lighting solutions to the architecture and interior design markets.  The Company is headquartered in Wheat Ridge, Colorado and also maintains a production and assembly facility in Zeeland, Michigan. Énergie’s business is based upon the Company’s partnership with various European suppliers of disruptive highly efficient LED lighting technology.  The Company is capitalizing on these European lighting companies’ desire to penetrate the North American markets by solving many of the problems these designers encounter when approaching these markets.  These obstacles include designs that do not meet UL/CUL standards and building codes, the need to provide appropriate marketing and product information and specifications, among others. Énergie’s business strategy is to enter into exclusive sales agreements with European suppliers that have unique lighting products; and to bridge the divide between North American architects’ and designers’ desired access to innovative European products and European manufacturers’ desire to find a cost effective way to penetrate the North American markets for their products.  As these European partners are continually developing new products, Énergie has the right to launch such products in North America.  In many cases, Énergie’s partners will co-fund the upfront costs associated with the launching of new products.

The closing of the Share Exchange Agreement is conditioned upon certain, limited customary representations and warranties as well as conditions to close such as the total issued and outstanding shares of Alas being limited to 51,000,000 issued and outstanding post closing as well as completion of a PCAOB financial audit.  Following the closing of the Share Exchange Agreement, they intend to continue OELC and Énergie’s historical businesses and proposed businesses. Our historical business and operations will continue independently through Énergie as a wholly owned subsidiary.

On January 27, 2014, pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alas Aviation Corp. ("Alas") entered into an Agreement and Plan of Merger into a holding company (the “Agreement") with Énergie Holdings, Inc. ("Énergie") and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of Alas. The Agreement provided for the merger of Alas with and into Énergie, with Énergie being the surviving corporation in that merger. Contemporaneously with Alas’ merger with and into Énergie pursuant to the Holding Company Formation Statute (and the Agreement), the shareholders of Alas became shareholders of Énergie on a one share for one share basis pursuant to the Agreement.

As a result of this reorganization into a Holding Company structure, Énergie became the publicly quoted parent holding company with AAC becoming a wholly-owned subsidiary of Énergie. Upon consummation of the Agreement, Énergie common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Énergie is the successor issuer to Alas.

The description of the Share Exchange Agreement is set forth in Item 1.01 of the Company’s current report filed with the Commission on December 31, 2013 and the Agreement and Plan of Merger set forth in Item 1.01 of the Company’s current report filed with the Commission on Form 8-K on January 27, 2014. These agreements are qualified in their entirety by reference to the full text of the agreements, copies of which are attached thereto as Exhibits 10.1 in both filings.

Prior to the incorporation of Énergie Holdings, Inc., Alas Aviation Corp. (“Alas”) was assembling and operating a niche passenger airline with air cargo and related ground service operations.  Due to a variety of factors including depressed market conditions in securing financing on terms that would allow it to execute on its business plan, Alas’ management began searching for other opportunities to enhance shareholder value. At the same time it was trying to execute on its business plan in the aviation industry, it began discussions regarding a possible change in its business plan, management started negotiations with OELC, LLC and reached an agreement in principal to enter into a merger/share exchange with OELC, LLC.  Alas subsequently terminated its airline related agreements, its previous share exchange agreement and its management team.

Prior to the incorporation of Alas, LMK Global Resources, Inc. (“LMK”) was an exploration stage company that was previously engaged in the acquisition, exploration and development of mineral properties.   As of the date of this filing, we have not generated any revenues after emerging from Bankruptcy.   Our predecessor, LMK Global Resources, Inc., was incorporated on October 26, 1986 in the state of Delaware.  We and our former subsidiary, Larscom Incorporated, a Delaware corporation, filed  Voluntary Petitions for Relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Alabama (the “Court”), Case numbers 06-50866 and 06-80567 (the “Case” or “Cases”).The Bankruptcy Court issued an Order Confirming the  Second Amended Joint Plan of Reorganization  on December 6, 2006.

Pursuant to the Plan, on June 27, 2008, the Company implemented a 1/2581 reverse stock split; issued 75,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 3,000,000 shares of common stock and 15,000,000 warrants to Venture Funds I, Inc.; issued 225,000 shares of common stock to the Bankruptcy Trustee; issued 300 shares of common stock to each class of unsecured creditor; and replaced all former directors and officers with James Ditanna.

On February 13, 2014, the Company’s symbol changed to “ELED” to reflect the change in the company’s plan of operations.

During the fiscal year ended December 31, 2013, the Company had been in negotiations with OLEC, LLC to acquire OLEC, LLC and its subsidiary.

EMPLOYEES

The Company has no full time employees. Currently daily operations are all being conducted at the Énergie subsidiary. Following closing of the Share Exchange with OELC, LLC, the Company intends to enter into employment agreements with its management.

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

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this transition report on Form 10-K before investing in our Common Stock. The Company’s business is subject to numerous risk factors, including but not limited to the following:

Risks Related to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors on our financial statements for the year ended December 31, 2013 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant net loss and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertain.

The Company was an exploration and/or development stage company that has had no operating history since June 2006, nor any revenues or earnings from operations and it is insolvent.

The Company has no assets or financial resources other than those it receives from advances from shareholders. It will, in all likelihood, sustain operating expenses without corresponding revenues, at least until it is able to close on one of the transactions into which it has entered or additional funding is obtained.  This may result in the Company incurring a net operating loss that will increase continuously until it can secure additional funding or can consummate one of its anticipated acquisitions. There is no assurance that the Company can identify such a future business opportunity and consummate such a joint venture or business combination.

The Company may not close on the OLEC, LLC Acquisition.

While the Company has entered into a share exchange agreement with OELC, LLC and has taken many steps toward closing the transaction, one of the requirements for closing is the delivery of a PCAOB certified audit.  The audit has been paid for by OELC and is currently being completed; but while the Company expects it to be completed in the next month, there can be no assurances that the Company will in fact receive the audit which would mean that the Company could potentially have the right to cancel the share exchange.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled technical people is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our strategic objectives and our business could suffer.

Completion of Marketing Concept.

There is no assurance that the Company will be able to implement its marketing concept as planned.  Accordingly, the Company may not have sufficient capital to pay the amounts due under the Note(s).

Competition.

There is widespread competition in the lighting industry. Although the Company believes it will enjoy a competitive advantage with the proprietary intellectual property related to its products through its exclusive distribution agreements, other companies may develop competing products. The Company’s competition includes larger, more experienced and stronger capitalized companies than the Company.  No assurance can be given that the Company will be able to compete successfully with such competitors in the future.  Therefore, investment in the Note, the Warrants and the Common Stock issuable upon exercise or conversion is considered a risky and speculative investment.

General Economic Conditions.

The Company is attempting to exploit a new product at a time of generally recognized national economic slowdown and in particular a slowdown in the building and construction industries.  The Company may experience difficulty in selling, even where the Company’s products and services are enthusiastically received.

Need for Additional Financing.

The Company pursued a strategy of becoming a publicly traded company as part of its acquisition strategy for growth, to the extent that the price of its Common Stock is lower than expected, it may not be in a position to use its equity as consideration for target acquisitions or it may be necessary for the Company to provide the equity holders of potential targets with more equity than it would deem desirable.  As a result it may be necessary for the Company to fund these acquisitions with the sale of its equity securities (common or preferred) or with debt.  There can be no assurance that the Company’s operations or those of its intended acquisition targets will supply the revenues necessary for such expansion.  There can be no assurances given that such financing will be available in the amount required or, if available, that such financing may be obtained on terms satisfactory to the Company.

Our new products may not achieve broad market acceptance, which would prevent us from increasing our revenue and market share.

If we fail to achieve broad market acceptance of new products, there could be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broad market acceptance for additional products will be impacted by a number of factors, including:

❒ our ability to timely introduce and complete new designs and timely qualify and certify our products;

❒ whether the owners of large industrial or commercial facilities  will continue to be willing to purchase our products given our current size of operations;

❒ our ability to produce LED lighting systems that compete favorably against other solutions on the basis of price, quality, design, reliability and performance;

❒ our ability to choose precuts from our suppliers that we will be able to modify to comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and

❒ our ability to continue to develop and maintain successful relationships with our customers and suppliers.

In addition, our ability to achieve increased market share will depend on our ability to increase sales to industrial and commercial facilities. These potential customers often have in certain cases made substantial investments in other types of lighting systems, which may create challenges for us to achieve their adoption of our LED solutions.

The LED lighting industry is highly competitive and we expect to face increased competition as new and existing competitors introduce competing products, which could negatively impact our results of operations and market share.

Marketing and selling our LED solutions against traditional lighting solutions is highly competitive, and we expect competition to intensify as new and existing competitors enter the LED lighting market. We believe that there are possibly a number of companies developing LED and other products that will compete directly with our LED systems.

Some of our competitors have announced plans to introduce LED products that could compete with our systems. Several of our existing and potential competitors are significantly larger, have greater financial, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for these products and technologies. Further, certain competitors may be able to develop new products more quickly than us and may be able to develop products that are more reliable or which provide more functionality than ours. In addition, some of our competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our LED systems in order to compete effectively. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our gross profit would suffer.

A drop in the price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition and results of operations.

We believe that a decision to purchase an LED system is strongly influenced by the cost of electricity. Decreases in the prices of electricity would make it more difficult for all LED systems to compete. In particular, growth in unconventional natural gas production and an increase in global liquefied natural gas capacity are expected to keep natural gas prices relatively low for the foreseeable future. Persistent low natural gas prices, lower prices of electricity produced from other energy sources, such as nuclear power, or improvements to the utility infrastructure could reduce the retail price of electricity from the utility grid, making the purchase of an LED less economically attractive and lowering sales of our LED lighting systems. In addition, energy conservation technologies and public initiatives to reduce demand for electricity also could cause a fall in the retail price of electricity from the utility grid which could negatively impact our sales.

We depend upon a few manufacturers. Our operations could be disrupted if we encounter problems with these manufacturers.

We have limited internal manufacturing capabilities, and rely primarily upon the products of third party manufacturers. Our manufacturing facility is focused largely on assembly and modification of existing products manufactured by third parties overseas. Our reliance on those manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs.

The revenues that our manufacturers generate from our orders may represent a relatively small percentage of their overall revenues. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, the facilities in which our products are manufactured are located outside of the United States. We believe that the location of these facilities outside of the United States increases supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.

If our manufacturers were unable or unwilling to manufacture our products in required volumes and at high quality levels or renew existing terms under supply agreements, we would have to identify, qualify and select acceptable alternative manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price. Further, in most instances the products we purchase from any particular manufacturer are proprietary to that manufacturer and it would not be possible to source the same product from another manufacturer.  Any significant interruption in manufacturing would require us to reduce our supply of products to our customers, which in turn would reduce our revenues, harm our relationships with our customers and damage our relationships with our distributors and end customers and cause us to forego potential revenue opportunities.

If we are unable to effectively develop, manage and expand our distribution channels for our products, our operating results may suffer.

If we are unable to effectively penetrate additional business channels or develop alternate channels to ensure our products are reaching the appropriate customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products or that we will be able to deliver them in the timeline established by our customers.

We intend to sell a substantial portion of our products to distributors. We will rely on distributors to develop and expand their customer base as well as anticipate demand from their customers. If they are not successful, our growth and profitability may be adversely impacted.

The markets in which we operate are highly competitive and have evolving technical requirements.

The markets for our products are highly competitive. In the LED market, we compete with companies that manufacture or sell LED chips and LED components as well as those that sell LED lighting products. Competitors continue to offer new LED products with aggressive pricing and improved performance. Competitive pricing pressures may change and could impact our gross margins.

We will operate in an industry that is subject to significant fluctuation in supply and demand that affects our LED revenue and profitability.

The LED lighting industry is in the early stages of adoption and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life-cycles and fluctuations in product supply and demand. The industry has experienced significant fluctuations, often in connection with, or in anticipation of product cycles and declines in general economic conditions. These fluctuations have been characterized by lower product demand, production overcapacity, higher inventory levels and increased pricing pressure.

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting or changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies, could impact the demand for our LED products.

The adoption of or changes in government and/or industry policies, standards or regulations relating to the efficiency, performance or other aspects of LED lighting may impact the demand for our LED products.

Demand for our LED products may also be impacted by changes in government and/or industry policies, standards or regulations that discourage the use of certain traditional lighting technologies. For example, the Energy Independence and Security Act of 2007 in the United States imposed constraints on the sale of incandescent lights which began in 2012. These constraints may be eliminated or delayed by legislative action, which could have a negative impact on demand for our products.

Depressed general economic conditions, including the strength of the construction market, may adversely affect our operating results and financial condition.

Our business is sensitive to changes in general economic conditions, both inside and outside the United States. An economic downturn may adversely impact our business. Sales of our lighting products depend significantly upon the level of new building and renovation construction, which is affected by housing market trends, interest rates and the weather. In addition, due to the seasonality of construction and the sales of lighting products, our revenue and income have tended to be significantly lower in the first quarter of each year. We may experience substantial fluctuations in our operating results from period to period as a consequence of these factors. Slow growth in the economy or an economic downturn could adversely affect our ability to meet our working capital requirements and growth objectives, or could otherwise adversely affect our business, financial condition and results of operations. As a result, any general or market-specific economic downturns, particularly those affecting new building construction and renovation, or that cause end-users to reduce or delay their purchases of lighting products, services, or retrofit activities, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

❒ changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

❒ our ability to effectively manage our working capital;

❒ our ability to satisfy consumer demands in a timely and cost-effective manner;

❒ pricing and available of labor and materials;

❒ our inability to adjust certain fixed costs and expenses for changes in demand;

❒ seasonal fluctuations in demand and our revenue; and

❒ disruption in component supply from foreign vendors.

If LED lighting technology fails to gain widespread market acceptance or we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we depend on continued market acceptance of our existing LED technology. Although adoption of LED lighting continues to grow, the use of LED lighting products for general illumination is in its early stages, is still limited and faces significant challenges. Potential customers may be reluctant to adopt LED lighting products as an alternative to traditional lighting technology because of its higher initial cost or perceived risks relating to its novelty, reliability, usefulness, light quality and cost-effectiveness when compared to other established lighting sources available in the market. Changes in economic and market conditions may also affect the marketability of some traditional lighting technologies such as declining energy prices in certain regions or countries may favor existing lighting technologies that are less energy efficient, reducing the rate of adoption for LED lighting products in those areas. Even if LED lighting products continue to achieve performance improvements and cost reductions, limited customer awareness of the benefits of LED lighting products, lack of widely accepted standards governing LED lighting products and customer unwillingness to adopt LED lighting products in favor of entrenched solutions could significantly limit the demand for LED lighting products and adversely impact our results of operations. In addition, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have previously experienced, and could in the future, experience delays in the introduction of new products. If effective new sources of light other than LEDs are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our net sales to attain or sustain profitability.

If we are unable to manage any future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, and general administration and operations. To manage any future growth, we must continue to improve our distribution, operational and financial processes and systems and expand, train and manage our employee base. If we are unable to manage our growth effectively, our business and results of operations could be adversely affected.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. In the high performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Additionally, in the advanced lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers. However, some of our competitors, particularly those that offer traditional lighting products, are larger, established companies with greater resources to devote to research and development, manufacturing and marketing, as well as greater brand recognition.

Moreover, we expect to encounter competition from an even greater number of companies in the general lighting market. Our competitors are expected to include the large, established companies in the general lighting industry, such as GE, Inc., Osram Sylvania, CREE, Inc. and Royal Philips Electronics. Each of these competitors has undertaken initiatives to develop LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we possess. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. Moreover, if one or more of our competitors or suppliers were to merge with one another, the change in competitive landscape could adversely affect our competitive position. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales and profitability and our future prospects for success may be harmed.

We depend on independent sales representatives for a substantial portion of our net sales, and the failure to manage our relationships with these third parties, or the termination of these relationships, could cause our net sales to decline and harm our business.

We rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through third-party independent sales representatives. In addition, these parties provide technical sales support to end-users. Our current agreements within these sales channels are generally non-exclusive, meaning they can sell products of our competitors. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales representatives perform and cannot be certain that we or end-users will be satisfied by their performance. If these sales representatives significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our net sales and profits.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite product testing, defects may be found in our existing or future products. This could result in, among other things, a delay in the recognition or loss of net sales, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts, and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 277 AC), which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

The cost of compliance with environmental, health and safety laws and regulations could adversely affect our results of operations or financial condition.

We are subject to a broad range of environmental, health, and safety laws and regulations. These laws and regulations impose increasingly stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment, and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, and working conditions for our employees. Some environmental laws, such as Superfund, the Clean Water Act, and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment. We may also be affected by future laws or regulations, including those imposed in response to energy, climate change, geopolitical, or similar concerns. These laws may impact the sourcing of raw materials and the manufacture and distribution of our products and place restrictions and other requirements on the products that we can sell in certain geographical locations.

Our operations rely on international suppliers and are subject to risks associated with operating in international markets.

All of our products originate from foreign suppliers.  International business operations are subject to inherent risks, including, among others:

❒ difficulty in enforcing agreements through foreign legal systems,

❒ unexpected changes in regulatory requirements, tariffs, and other trade barriers or restrictions,

❒ potentially adverse tax consequences,

❒ the burdens of compliance with the U.S. Foreign Corrupt Practices Act, similar anti-bribery laws in other countries, and a wide variety of foreign laws,

❒ import and export license requirements and restrictions of the United States and each other country in which we operate,

❒ exposure to different legal standards and reduced protection for intellectual property rights in some countries,

❒ currency fluctuations and restrictions, and

❒ political, social, and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions.

If we do not anticipate and effectively manage these risks, these factors may have a material adverse impact on our sales, thus lowering our total revenues.

We believe that certification and compliance issues are critical to adoption of our lighting systems, and failure to obtain such certification or compliance would harm our business.

We are required to comply with certain legal requirements governing the materials in our products. Although we are not aware of any efforts to amend any existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our net sales might be adversely affected if such an amendment or implementation were to occur.

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek certification on substantially all of our products from Underwriters Laboratories (UL®) or Intertek Testing Services (ETL®). Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain such certifications for our existing products. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our net sales might be adversely affected if such an amendment or implementation were to occur.

Failure to effectively estimate employer-sponsored health insurance premiums and incremental costs due to the Affordable Healthcare Act could materially and adversely affect our results of operations, financial position, and cash flows.

In March 2010, the United States federal government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new taxes on health insurers, self-insured companies, and health care benefits. The legislation imposes implementation effective dates that began in 2010 and extend through 2020 with many of the changes requiring additional guidance from federal agencies and regulations. Possible adverse effects could include increased costs, exposure to expanded liability, and requirements for us to revise the ways in which healthcare and other benefits are provided to employees. We continue to monitor the potential impacts the health care reform legislation will have on our financial results.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation.

We have significant exposure to economic risk in Europe because the majority of our supply partners are located in Europe.

Because the majority of our products are manufactured by European suppliers, we are subject to all of the general European economic risks faced by them.

Countries in Europe may be significantly affected by fiscal and monetary controls implemented by the European Union (“EU”) and European Economic and Monetary Union (“EMU”), which require member countries to comply with restrictions on inflation rates, deficits, interest rates, debt levels and fiscal and monetary controls. Decreasing imports or exports, changes in governmental or other regulations on trade, changes in the exchange rate of the Euro, the default or threat of default by one or more EU member countries on its sovereign debt, and/or an economic recession in one or more EU member countries may have a significant adverse effect on the economies of other EU member countries and major trading partners outside Europe.

In recent years, the European financial markets have experienced volatility and adverse trends due to concerns about economic downturns, rising government debt levels and the possible default of government debt in several European countries, including Greece, Ireland, Italy, Portugal and Spain. Several countries, including Greece and Italy, have agreed to multi-year bailout loans from the European Central Bank, International Monetary Fund, and other institutions. A default or debt restructuring by any European country, such as the restructuring of Greece’s outstanding sovereign debt, can adversely impact holders of that country’s debt and sellers of credit default swaps linked to that country’s creditworthiness, which may be located in countries other than those listed above, and can affect exposures to other EU countries and their businesses as well. The manner in which the EU and EMU responded to the global recession and sovereign debt issues raised questions about their ability to react quickly to rising borrowing costs and the potential default by Greece and other countries of their sovereign debt and revealed a lack of cohesion in dealing with the fiscal problems of member states. To address budget deficits and public debt concerns, a number of European countries have imposed strict austerity measures and comprehensive financial and labor market reforms, which could increase political or social instability. Many European countries continue to suffer from high unemployment rates.

Risks Related to our Securities

Limited Operating Experience as a Publicly Traded Company.

The Company’s management has operated as a private company for approximately 12 years however, neither Énergie nor its management has ever operated as a public company.  There are additional demands on management as a result of becoming a publicly traded company including but not limited to the additional time and expense associated with preparing and filing reports with the Securities and Exchange Commission and raising necessary working capital with a market established price for its Common Stock.  While management believes that the benefits associated with being a publicly traded company outweigh the costs, these additional demands on management’s time and resources could have a negative impact on the Company and its operations.

We incur significant costs as a result of being a public company and our management is required to devote substantial time and financial resources to meet compliance obligations.

As a public company reporting to the Securities and Exchange Commission, we incur significant legal, accounting, investor relations, board compensation and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, and the Sarbanes-Oxley Act of 2002, including section 404 that requires that we annually evaluate and report on our systems of internal controls. In the future, there may be material weaknesses in our internal controls that would be required to be reported in future Annual Reports on Form 10-K and/or Quarterly Reports on Form 10-Q. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline.

Limitation of Officer and Director Liability/Indemnification.

The Company’s certificate of incorporation contains a provision, which, in substance, eliminates the personal liability of the officers and directors of the Company and its shareholders for monetary damages for breaches of their fiduciary duties as officers and directors to the fullest extent permitted by Delaware law.

Our Common Stock trades on the OTCQB.

Our Common Stock is currently listed for trading on the OTCQB, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. For companies whose securities are traded on the OTCQB, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

There is a limited public market for our Common Stock.

There is currently a limited public market for the Common Stock. Holders of our Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock will be able to be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

As a “thinly-traded” stock, large sales can and have placed negative pressure on our Common Stock price.

Our Common Stock trades over-the-counter on the OTCQB Marketplace under the symbol ELED, which generally lacks the liquidity, research coverage and institutional investors following of a national stock exchange. Our Common Stock is generally considered to be “thinly-traded.” Additionally, we may enter into in the future, financing or acquisition transactions resulting in a large number of newly issued shares that become immediately tradable or tradable simultaneously in the future. These factors, coupled with a limited number of market makers, impairs the liquidity of our stock, not only the number of shares that can be bought and sold, but also possible delays in the timing of transactions, and lower prices for our Common Stock than might otherwise prevail. This could make it difficult or impossible for an investor to sell shares of our Common Stock within a desired timeframe or to obtain a desired price. Any efforts in the future to list our Common Stock on a national stock exchange will require satisfaction of the initial listing standards for such an exchange, and we currently do not, and may not ever, satisfy those listing standards.

In addition, from time to time, certain of our shareholders may be eligible to sell all, or a portion of, their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, or under effective resale prospectuses. Any substantial sale of our Common Stock pursuant to Rule 144 or any resale prospectus may have an adverse effect on the market price of our securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company does not own any real property. On December 31, 2013 the Company changed its principal executive office address to 4885 Ward Road, Suite 300, Wheat Ridge, Colorado 80033. The Company shares this office space with OECL, LLC and is not currently paying rent.  Following Closing of the Share Exchange with OELC, LLC, the Company intends to enter into a lease for its share of office space used under terms that are competitive with current rental rates in the area.

 ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit other than the Bankruptcy.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Over the Counter Bulletin Board (OTC.BB) under the symbol "ELED." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of the Company’s common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2013 — Year Ended	March 31	June 30	September 30	September 30
Market Price:
High	$ 0.25	$ 0.25	$ 0.17	$ 0.03
Low	$ 0.25	$ 0.25	$ 0.17	$ 0.03

Holders of Our Common Stock

As of December 31, 2013, we had 214 shareholders of our common stock.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

In October, 2012 IACE Investments Two, Inc. and the Company agreed to cancel all but 450,000 shares of common stock out of 75,000,000 shares held by IACE; and on June 21, 2013, this agreement was memorialized and executed and 74,550,000 shares were returned to the Company’s transfer agent for cancelation. The Company issued 300,000 shares of restricted common stock in connection with a legal services agreement on June 26, 2013 in a transaction that was exempt from registration requirements of the securities Act of 1933, as amended (the “Securities Act”). The Company issued an additional 26,239,542 shares into escrow with Davisson & Associates, PA for distribution for delivery upon closing of the previous share exchange involving with Corporacion Ygnus, SA, which was terminated.  Those shares were retained in escrow and are being held for distribution to OELC, LLC members upon closing of the Share Exchange Agreement, the issuance of these shares is exempt from registration under Section 4(2) of the Securities Act.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

There are no restrictions in our certificate of incorporation or bylaws that prevent us from declaring dividends. The Delaware General Corporation Law, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; and (2) or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis of financial condition, and results of operations provides a narrative about our financial performance and condition that should be read in conjunction with our audited financial statements for the six month period ended December 31, 2013 and year ended June 30, 2013, and related notes thereto.

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

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, including all notes attached to these statements included in this transition report on Form 10-K. In addition to historical information, the discussion here and elsewhere in this filing contains some forward-looking statements. These statements by their nature involve risks and uncertainties, and should not be construed to imply any promise, certainty or likelihood that these results or trends will necessarily continue in the future. Our actual results in the future may differ significantly from these anticipated by these forward-looking statements, due to many factors including those set out in the “Risk Factors”, “Business” and other sections of this filing.

Plan of Operation

During the next twelve months, the Company anticipates continuing to operate OELC, LLC as well as entering into agreements to acquire several other companies in the LED industry.

Liquidity and Capital Resources

On January 27, 2014, pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alas Aviation Corp.,  ("Alas") entered into an Agreement and Plan of Merger into a holding company (the “Agreement") with Énergie Holdings, Inc. ("Énergie") and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of Alas. The Agreement provided for the merger of Alas with and into Énergie, with Énergie being the surviving corporation in that merger. Contemporaneously with Alas’ merger with and into Énergie pursuant to the holding company formation statute (and the Agreement), the shareholders of Alas became shareholders of Énergie on a one share for one share basis pursuant to the Agreement.

As a result of this reorganization into a holding company structure, Énergie became the publicly quoted parent holding company with AAC becoming a wholly-owned subsidiary of Énergie. Upon consummation of the Agreement, Énergie’ common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Énergie is the successor issuer to Alas.  The description of the Agreement and Plan of Merger and the full text of the Agreement and Plan of Merger is set forth in the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2014.

Results of Operations for the Six Months Ended December 31, 2013 versus December 31, 2012 (Unaudited)

The following presents an overview of our results of operations for the six months ended December 31, 2013, compared to the prior unaudited period ended December 31, 2012.

Six Months Ended December 31, 2013

At December 31, 2013, the Company had no assets.

During the six months ended December 31, 2013, net cash used in the Company’s operating activities totaled $nil. During the six months ended December 31, 2013 the Company used a total of $nil in its investing and financing activities.

At December 31, 2013, the Company had total current liabilities totaling $98,759 primarily consisting of fees due for professional services .

At December 31, 2013, the Company had a stockholders’ deficit totaling $98,759.

Six Months ended December 31, 2012 (Unaudited)

At December 31, 2012, the Company had no assets.

During the six months ended December 31, 2012, net cash used in the Company’s operating activities totaled $nil. During the six months ended December 31, 2012 the Company used a total of $nil in its investing and financing activities.

During the six months ended December 31, 2012, the Company had total current liabilities totaling $61,436 consisting of $2,097 in accounts payable, $47,015 due certain shareholders from advances together with accrued interest of $12,324 on those shareholder loans. The Company had no other long term liabilities, commitments or contingencies. Therefore, at December 31, 2012, the Company had total liabilities of $61,436.

 At December 31, 2012, the Company had a stockholders’ deficit totaling $61,436.

For the Six Months ended December 31, 2013 versus December 31, 2012 (Unaudited)

Revenues and Gross Profit

The Company’s revenue for six months ended 2013 was $nil with associated expenses of $175,654 as compared to prior six months ending December 31, 2012 revenue totaling $nil with associated costs for the period of $18,773. The Company’s gross profit (loss) from operations for six months ended December 31, 2013 and 2012 before other operating expenses amounted to $nil and $nil, respectively.

The Company incurred general and administrative expenses in the six months ended 2013 of $175,654. The Company incurred general and administrative expenses in the six month period ending 2012 of $18,773. The Company’s loss from operations for the period ended 2013 was $175,654 compared to the Company’s loss from operations in the six month period ending 2012 of $18,773.  The Company’s net income (loss) for the six months ending December 31, 2013 was $(175,654) as compared to $(18,773) in 2012.

Results of Operations for the Year Ended June 30, 2013 versus June 30, 2012

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

The Company incurred general and administrative expenses in 2013 of $27,418. The Company incurred general and administrative expenses in 2012 of $11,727. The Company’s loss from operations for 2013 was $27,418 compared to the Company’s loss from operations in 2011 of $11,727.  Other expenses for the two years consist of accrued interest on shareholder advances amounting to $nil in 2013 and $3,761 in 2012. The Company’s net income (loss) for 2013 was $30,041 compared to ($15,488) in 2012.

The Company’s Plan of Operation for the Next Twelve Months.

The Company’s new business focus is as a supplier of LED lighting solutions. The company is in the process of acquiring, assembling and operating niche lighting companies and seeks to profit through regional and global industry consolidation.  Énergie’s business model includes purchasing and integrating small niche players in the LED lighting industry, leveraging is distribution channels, expanding them through accretive acquisitions and seeking economies through consolidation of resources and functions.  The Énergie team intends to focus on integration strategies that maximize profits, decrease operational costs and create high-margin operations.  Enhancing brand visibility within respective local markets while streamlining operations and time to market for new products are key Énergie strategies.

In executing on its business plan, the Company intends to raise additional capital for the acquisition and growth of new subsidiaries, although no assurances can be made that it will be successful in doing so or that if it is, that the terms of such additional financing will be favorable to the Company and its existing shareholders.

The Company’s forecast for the period for which the Company’s financial resources will be adequate to support operations involves risks and uncertainties and actual results could differ as a result of a number of factors. As stated, the Company plans on acquiring and operating niche LED companies in addition to expanding its own business organically. It anticipates significant increases in its cash needs in order to execute its business plan.  The operations of OELC, LLC is expected to provide sufficient working capital to pursue this business plan on a limited basis, however the Company will require additional financing to meet its objectives. Execution on the Company’s business plan will add significant additional expenses which the Company will continue to incur in the future.  Other than anticipated due diligence costs associated with identifying potential additional acquisition candidates, the anticipated increases in the legal and accounting costs associated with being a public company, Company management is not aware of any other known trends, events or uncertainties which may affect the Company’s future liquidity.

In the event that the Company experiences a shortfall in capital, the Company intends to pursue opportunities to raise funds through public or private financing as well as through borrowings and via other resources, such as the Company’s officers, directors and principal shareholders. The Company cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then the Company’s ability to expand operations may be significantly hindered. If adequate funds are not available, the Company believes that OELC, LLC will contribute funds to pay for the Company’s expenses to achieve the Company’s objectives over the next twelve months. The Company’s belief that OELC, LLC will pay the Company’s expenses is based on the fact that they have already done so and its members will have a significant ownership interest in the Company’s outstanding common stock upon closing of the Share Exchange. Therefore it will likely continue to pay the Company’s expenses as long as its members maintain their right to receive the Company’s common stock, so long as it does not incur financial hardship.

At December 31, 2013, Energie had no cash and accrued substantial liabilities in operating the Company for the six months period then ended. .

Effective on August 20, 2012, the Company completed a two shares for every existing share stock dividend.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013 and 2012.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact on the financial statements or notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth immediately following the signature page to this transition report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm.

(a) On December 3, 2013, Alas Aviation Corp. (fka LMK Global Resources, Inc., the “Registrant” or the “Company”) was notified by RBSM, LLP (“RBSM”) that RBSM resigned as the Company’s independent registered public accounting firm.   Except as noted in the paragraph immediately below, the report of RBSM on the Company’s financial statements for the year ended June 30, 2013  did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of RBSM on the Company’s financial statements as of and for the year ended June 30, 2013 contained explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company is in the development stage, has no revenue, has incurred significant losses since inception, and has a working capital deficiency as of June 30, 2013, which raises substantial doubt about its ability to continue as a going concern.

During the year ended June 30, 2013 through December 3, 2013, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s  satisfaction, would have caused them to make reference thereto in their report on the Company’s  financial statements for such periods.

During the year ended June 30, 2013 through December 3, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided RBSM with a copy of this disclosure set forth under this Item 4.01 and was requested to furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements.

(b) On July 30, 2013, the Company notified MaloneBailey LLP (“Malone”) that it was   dismissed as the Company’s independent registered public accounting firm. The decision to dismiss Malone as the Company’s independent registered public accounting firm was approved and ratified by the Company’s Board of Directors on August 2, 2013.  Except as noted in the paragraph immediately below, the reports of Malone on the Company’s financial statements for the years ended June 30, 2012 and 2011 and for the period February 13, 2009   (re-entering exploration stage) through June 30, 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

New independent registered public accounting firm

On December  12, 2013  (the “Reuben Engagement Date”), the Company engaged Jonathon P. Reuben, CPA An Accountancy Corporation (“Reuben”) as its independent registered public accounting firm for the Company’s transitional period ended December 31, 2013 and the six-months ended ended.  The decision to engage Reuben as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Reuben Engagement Date, the Company has not consulted with Reuben regarding either:

1.   the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Reuben concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

On August 2, 2013  (the “RBSM Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended June 30, 2013. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the RBSM Engagement Date, the Company has not consulted with RBSM regarding either:

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

There have been no changes in or disagreements with the Company’s accountants since the Reuben Engagement Date or RBSM Engagement Date required to be disclosed pursuant to Item 304(b) of Regulation S-K.

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

Our previous management evaluated the effectiveness of our disclosure controls and procedures as of December, 31, 2013 (under the supervision and with the participation of the previous Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, former management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's former Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2013 due to lack of employees to segregate duties related to preparing the financial reports.

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

The Company’s former management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The Company’s former management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, former management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 13, 2014 the Company changed its principal executive office address to 4885 Ward Road, Suite 300Wheat Ridge, Colorado 80033.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of December 31, 2013.

Name	Position	Director Since

Frank Dreschler	President, Chief Executive Officer Chief Financial Officer and Director	October 29, 2012

In connection with the merger and share exchange agreements previously disclosed on Forms 8-K and filed with the Commission on December 31, 2013 and , on January 13, 2014, Frank Drechsler, President, Chief Executive Officer, Treasurer and Chief Financial Officer of the Company, resigned from these positions with the Company. The board of directors accepted Mr. Drechsler’s resignations, effective immediately. Also on January 13, 2014, our board of directors appointed Harold Hansen as President and Chief Executive Officer,  Chief Financial Officer and Treasurer. Fran Dreschler will retain his current position as a director and Secretary of the Company until final closing of the aforementioned merger and share exchange agreements or until his earlier resignation or removal. Officer of Alas The following table describes certain information about our executive officers and directors as of April 14, 2014.

Name	Position	Serving Since

Frank Dreschler	Director and Secretary	October 29, 2012
Harold Hansen	President and Chief Executive Officer	January 13, 2014
Harold Hansen	Chief Financial Officer and Treasurer	January 13, 2014

Set forth below is a brief description of the background and business experience of our executive officers and sole director as of April 14, 2014.

Harold “Hal” Hansen.   Mr. Hansen (65) is the founder and Managing Member of Energie LLC.  Before forming Energie in 2001, Mr Hansen served as Vice President of Business Development for Peerless Lighting, and as a consultant for other lighting companies including Zumtobel, Erco, Lithonia and Focal Point.  From 1974 to 1981 he held several Product Management positions in Herman Miller, a well known office furniture design and manufacturing company.  He was also Vice President of Marketing and Sales for the Dunbar Furniture division of General Mills in 1981 and 1982.  In 1983 he began an international consulting practice focused on increasing sales volume and profitability by employing strong strategic and tactical growth strategies for companies ranging from divisions of large multi-national manufacturers and service organizations to start-ups.

Frank J. Drechsler.   Mr. Drechsler graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in International Business.  Mr. Drechsler was self-employed as a consultant and helped start-up companies develop sales and marketing programs. From 1995 to December 1996, Mr. Drechsler was the international sales manager for Select Distribution. Mr. Drechsler has been an officer and director of Krinner USA, Inc., a privately-held Nevada corporation ("Krinner") which markets and sells Christmas tree stands designed in Germany. Mr. Drechsler also works as a sales agent for Krinner but receives no compensation from Krinner when its products are sold on our online store. Since July 2001, Mr. Drechsler has also been the President, Secretary and a Director of Finger Tip Drive, Inc., a Nevada corporation, which provides online computer data storage services. From October 1998 to May 2001. Mr. Drechsler was previously an officer and director of Zowcom, Inc. a Nevada corporation, JPAL, Inc., a Nevada corporation, and Expressions Graphics, Inc., a Nevada corporation, all of which are reporting companies.

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

				Stock	Non-Equity Incentive	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Total

Harold Hansen	2013	$-	$-	$-	$-	$-	$-
President and Chief Executive Officer	2012	$-	$-	$-	$-	$-	$-

Harold Hansen	2013	$-	$-	$-	$-	$-	$-
Chief Financial Officer and Treasurer	2012	$-	$-	$-	$-	$-	$-

Frank Drechsler	2013	$-	$-	$-	$-	$-	$-
Director and Secretary (former President, CEO, Treasurer and CFO)	2012	$-	$-	$-	$-	$-	$-

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

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 5% beneficial owners were complied with.

Frank Drechsler and Harold Hansen do not currently own any Alas common stock.

As of the date of this current report, there are 45,000,000 shares of common stock issued and 19,060,458 shares outstanding, These shares and the table below reflect the issuance of 25,939,542 shares into escrow as referenced in Item of this Current Report filed on Form 10-K. All references to percentages are in the current report filed on Form 10-K are current as of the date of filing.

Title of Class	Name and Address of Beneficial Owner, Directors and Officers:	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Common Stock	Frank Drechsler 2741 Lemon Grove Ave. Lemon Grove, CA 91945	25,939,542 Shares Director	57.6%

(1) These shares were issued into escrow with Davisson & Associates, PA as escrow agent pursuant to the Share Exchange Agreement.  These shares have been issued into escrow to bring the total issued number of common shares to 45,000,000 and these shares will be released to OELC, LLC Members upon Closing of the Share Exchange. Prior to Closing, Frank Dreschler has sole voting control over these shares and their disposition is controlled by the escrow agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by RBSM, LLP, our independent auditors, for the audit of our annual financial statements was $10,000 for fiscal year ended June 30, 2013 on this transition report. On December 12, 2013, as reported on our current report filed on Form 8-K with the Commission on December 17, 2013, the RBSM, LLP (“RBSM”), our independent auditors resigned and the Company engaged Jonathon Reuben, CPA (“Reuben”) as our independent auditors for the audit of our annual financial statements. The aggregate fees billed by Reuben, for the audit of our transition period ending December 31, 2013 was $7,500 for fiscal year 2013.

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

Date: April 15, 2014	By:	/s/ Hal Hansen
Hal Hansen
President and CEO

ENERGIE HOLDINGS, INC.
(formerly Alas Aviation, Inc.)
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Energie Holdings, Inc.
Wheat Ridge, Co

We have audited the accompanying consolidated balance sheet of Energie Holdings, Inc. (formerly known as Alas Aviation Corp.) (the “Company”), a development stage company, as of December 31, 2013 and the related consolidated statement of operations, stockholders’ deficit and cash flows for the six months then ended and for the period from February 13, 2009 through December 3,1 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energie Holding, Inc., as of December 31, 2013, and the results of its operations and its cash flows for the six months then ended, and the period from February 13, 2009 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Jonathon P. Reuben, CPA
An Accountancy Corporation
Torrance, CA
April 14, 2014

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

/s/ RBSM LLP
New York, New York
October 15, 2013

ENERGIE HOLDINGS INC
(Formerly Known as Alas Aviation, Corp.)
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

Accounts payable	$98,759	$6,322

TOTAL LIABILITIES	98,759	6,322

SHAREHOLDERS DEFICIT

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 60,000,000 shares authorized; 45,000,000 shares issued and 19,060,458 shares oustanding at December 31, 2013 and 93,310,458 shares issued and outstanding at June 30, 2013	190,604	933,104
Additional paid-in capital	91,041,859	90,216,142
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the development stage	(243,579)	(67,925)

TOTAL STOCKHOLDERS' DEFICIT	(98,759)	(6,322)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

ENERGIE HOLDINGS INC
(Formerly Known as Alas Aviation, Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31 2013	For the Year Ended June 30, 31 2013	From Date of Inception (February 13, 2009) to June 30, 2013

REVENUES
Gross Profit	$-	$-	$ -

OPERATING EXPENSES:
General and admin. expenses	175,654	27,418	233,135

Total operating expenses	175,654	27,418	233,135

Loss from operations	(175,654)	(27,418)	(233,135)

OTHER EXPENSES:
Interest expense	-	-	(10,444)
Total other expenses	-	-	(10,444)

NET LOSS	$(175,654)	$(27,418)	$(243,579)

Net loss per share, basic and fully diluted	0.00	0.00

Weighted average number of shares outstanding	39,638,991	81,536,333

The accompanying notes are an integral part of these financial statements.

ENERGIE HOLDINGS INC
(Formerly Known as Alas Aviation, Corp.)
STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM FEBRUARY 13, 2009 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013
(Unaudited)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated (Deficit) From Prior Operations	Accumulated (Deficit) During the Exploration Stage	Total Stockholder’s Deficit

Balance June 27, 2008	78,312,300	$783,123	$90,275,841	$(63,201)	$(91,014,994)	$-	$(19,231)

Loss from June 27, 2008 to February 13, 2009	-	-	-	-	(9,448)	-	(9,448)
Loss during the exploration stage	-	-	-	-	-	(2,135)	(2,135)
Balances, June 27, 2009	78,312,300	783,123	90,275,841	(63,201)	(91,024,442)	(2,135)	(30,814)
Net loss	-	-	-	-	-	(11,417)	(11,417)
Balances, June 25, 2010	78,312,300	783,123	90,275,841	(63,201)	(91,024,442)	(13,552)	(42,231)
Net loss	-	-	-	-	-	(11,467)	(11,467)
Balances, June 30, 2011	78,312,300	783,123	90,275,841	(63,201)	(91,024,442)	(25,019)	(53,698)
Net loss						(15,488)	(15,488)
Shareholder paid expenses			11,427				11,427
Balances, June 30, 2012	78,312,300	783,123	90,287,268	(63,201)	(91,024,442)	(40,507)	(57,759)
Net loss						(27,418)	(27,418)
Forgiveness of related party advances and accrued interest			57,459				57,459

Common stock issued in October 2012 in connection with exercise of warrants at $.001 per share	15,000,000	150,000	(150,000)	-	-	-	-

Rounding adjustment	(1,842)	(19)	19	-	-	-	-

Shareholder paid expenses			21,396	-	-	-	21,396

Balances, June 30, 2013	93,310,458	$933,104	$90,216,142	(63,201)	(91,024,442)	(67,925)	(6,322)

Shares issued for services	300,000	3,000	72,000	-	-	-	75,000

IACE Shares returned	(74,550,000)	(745,500)	745,500	-	-	-	-

Shareholder paid expenses	-	-	8,217	-	-	-	8,217

Net Loss	-	-	-	-	-	(175,654)	(175,654)
Balances, December 31, 2013	19,060,458	$190,604	$91,041,859	$(63,201)	$(91,024,442)	$(243,579)	$98,759

The accompanying notes are an integral part of these financial statements.

ENERGIE HOLDINGS INC
(Formerly Known as Alas Aviation, Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31 2013	For the Year Ended June 30, 2013		From Date of Inception (February 13, 2009) to June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,654)		$(27,418)	$(243,579)
Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	75,000		-	75,000
Operating expenses incurred by related party on behalf of Company	8,217		21,396	29,613
Change in operating assets and liabilities:
Change in accounts payable and accrued liabilities	92,437		6,022	108,237
Net cash used in operating activities	-		-	(30,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	-			30,729
Net cash provided by financing activities	-		-	30,729

NET CHANGE IN CASH
Cash at beginning of the year	-			-
Cash at end of the year	$-		$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$		$-
Cash paid for income taxes	$-	$		$-

Non-cash investing and financing activities:

During the six months ended June 30, 2013 the Company issued 300,000 shares of its common stock for legal services valued at $75,000.

In connection with a proposed merger the Company deposited
25,939,542 shares of its common stock into escrow These shares are considered issued but not outstandng for financial reporting purposes.

The accompanying notes are an integral part of these financial statements.

ÉNERGIE HOLDINGS, INC.
(formerly Alas Aviation, Inc.)
(An Exploration Stage Company)
Notes to Condensed Financial Statements

Note 1 — The Company and a Summary of Significant Accounting Policies

The Company and basis of presentation

On June 22, 2013, pursuant to the Delaware Holding Company formation statute, LMK Global Resources, Inc. ("LMK") entered into an Agreement and Plan of Merger into a holding company (the “Agreement") with Alas Aviation Corp. ("Alas Aviation") and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of LMK. The Agreement provided for the merger of LMK with and into Alas Aviation, with Alas Aviation being the surviving corporation in that merger. Contemporaneously with LMK’s merger with and into Alas Aviation, the shareholders of LMK became shareholders of Alas Aviation on a one share for one share basis pursuant to the Agreement. In February 2014, the Company changed its name to Energie Holdings, Inc. in contemplation for its merger with OELC, LLC, a Delaware limited liability company and its operating subsidiary Énergie, LLC as discussed below.

During the six months ended December 31, 2013, the Company cancelled its Share Exchange Agreement with Arnold Leonora and Air Transport Group Private Equity, Inc., a Delaware corporation (“Air Transport”) for the exchange of all of Air Transport’s holdings in Corporation Yygnus Air, S.A., a corporation formed under the laws of Spain (“Cygnus”).

On August 2, 2013, the Company changed its fiscal year end from June 30 to December 31. . On December 31, 2013,  The Company entered into a Share Exchange Agreement (the "Share Exchange") with OELC, LLC, a Delaware limited liability company ("OELC") with its wholly owned subsidiary Énergie, LLC ("Énergie" or the, "Company"). These interests in OELC are being exchanged for 33,000,000 fully paid non-assessable shares of Alas. Following closing of the Share Exchange Agreement, Energie Holding, Inc. will hold 100% of the financial and governance rights of OELC and through its ownership of OELC, and 100% of the operating subsidiary, Énergie. The completion of this acquisition is conditions on certain events that have not occurred as of December 31 2013.

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

Basic and Diluted Net Income (loss) per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. The Company had no dilutive securities outstanding as of June 30, 2013. Potential common shares at December 31, 2013 consisted of the contingent issuance of 10,000,000 shares of common and 25,939,542 shares of common held in escrow as discussed further in Note 5.

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is currently a development stage entity and has not established any sources of revenue to cover its operating expenses. As shown in the accompanying consolidated financial statements, the Company has not generated any revenues,   no assets, and a working capital deficit of $98,759 as of December 31, 2013.   These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

Note 3 — Advances from Related Party

During the twelve months ended June 30, 2013, a shareholder has paid expenses of $21,396 on behalf of the Company which has been recorded as contributed capital. During the six months ended December 30, 2013, the same shareholder paid expenses of $8,217 on behalf of the Company which has also been recorded as contributed capital.

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

Note 4 — Income Taxes

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the net deferred income tax assets and liabilities at December 31, 2013 and June 30, 2013, are as follows:
	December 31,	June 30,
	2013	2013

Deferred tax asset	$104,008	$29,004
Valuation allowance	(104,008)	(29,004)
Net deferred tax asset	$-	$-

Deferred tax assets consist of net operating loss carryovers and stock based compensation. Cumulative net operating loss carryforwards at December 31, 2013 and June 30, 2013 were $ 168,579 and $67,925, respectively begin to expire in 2031.The change in the valuation allowance for the six months ended December 31, 2013 totaled $75,004.
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

Common stock

The Company has authorized 60,000,000 shares of common stock, with a par value of $0.01 per share.

On July 11, 2013,, the Company and IACE Investments Two Inc., (“IACE”) entered into stock cancellation agreement, whereby IACE agreed to cancel 74,550,000 shares it holds of the Company’s common stock in exchange for the commitment by the Company to acquire a suitable merger candidate that will produce earnings after taxes of $4,000,000 within 18 months of the Company’s next share exchange or merger as disclosed in a public filing. In addition, the Company is required to file the audited financial statements of the acquired company within the required 71 days. If the Company fails in either of the two indicated requirements, it is required to issue 10,000,000 shares of its common stock to IACE.

On August 21, 2013 the Company issued 300,000 shares of restricted common stock for legal services valued at $75,000. The company issued on

On October 11, 2013, the Company issued 25,939,542 shares of its common stock into escrow with Davisson & Associates, PA. The shares are issued in reserve to be used in a future potential merger or acquisition. These shares are considered issued by not outstanding.

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

Stock Warrants

On the June 27, 2008, pursuant to the terms of the DIP Loan and Plan, the Company issued 3,000,000 shares and granted warrants to purchase 15,000,000 shares to Venture Fund I, Inc., for providing the DIP Loan.  The warrants are exercisable at $8.33 per share at any time on or prior to November 30, 2016.  The number of shares called or exercised at any given time and the purchase price per share shall be subject to adjustment from time to time by the Board of Directors of the Company.

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
.

Note 6 – Transition Period Reporting

As indicated in Note 1, the Company changed its fiscal year from June 30 to December 31. Pursuant to Section 15(d) of the Securities Exchange Act, the Company is providing information pertaining to the Company’s unaudited consolidated Statement of Operation for the six months ended December 31, 2012.

Revenue	$-
Gross profit	$-
Income taxes	$-
Loss from operation	$(18,773)

Note 7 – Commitments and Contingencies

Leases Obligations

As of December 31, 2013, the Company does not lease space for offices or operations.

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

Commitments

Share Cancellation Agreement

As discussed in Note 5, as consideration for IACE Investments Two Inc., (“IACE”) to cancel 74,550,000 shares of the Company’s common stock, the Company agreed  to issue IACE 10,000,000 shares of its common stock if it fails to acquire a suitable merger candidate producing after tax earnings of $4,000,000 within 18 months of the Company’s next share exchange or merger as disclosed in a public filing or after the acquisition, fails  to file the audited financial statements of the acquired company within the required 71 days.