Form 10-Q
period 2014-03-31
Energie Holdings, Inc.
filed 2014-05-20
CIK 774937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-28562

ENERGIE HOLDINGS INC.
 (Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

4885 Ward Road, Suite 300, Wheat Ridge, Colorado	80033
(Address of principal executive offices)	(Zip Code)

(720) 963-8055
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

As of May 20, 2014, the Issuer had 45,400,000 shares of common stock issued of which 19,460,458 were outstanding.

PART I

Item 1.  Financial Statements

ENERGIE HOLDINGS INC.
(Formerly known as Alas Aviation Corp.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar. 31, 2014	Mar 31, 2014
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

Accounts payable	248,184	62,376
TOTAL LIABILITIES	248,148	62,376

SHAREHOLDERS DEFICIT	-	-

Preferred stock, par value $0.01, authorized: 1 million shares, none issued or outstanding	-	-
Common stock: $0.01 par value; 100,000,000 shares authorized; 19,460,458 shares issued and outstanding at March 31, 2014 and 93,310,458 issued and outstanding at June 30, 2013	194,604	783,123
Additional paid-in capital	91,061,859	90.305,664
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit from prior operations	(91,024,442)	(91,024,442)
Deficit accumulated during the development stage	(393,004)	(63,520)

TOTAL STOCKHOLDERS' DEFICIT	(248,184)	(62,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ENERGIE HOLDINGS INC.
(Formerly known as Alas Aviation Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		From Date of Inception (February 13, 2009) to
	2014	2013	March 31, 2014

REVENUES	$-	$-	$-

EXPENSES:
General and admin. expenses	173,425	4,240	382,560

Total Operating Expenses	173,425	4,240	382,560

Loss From Operations	(173,425)	(4,240)	(382,560)
OTHER EXPENSES:
Interest Expense			10,444
Total other expenses			(10,444)
NET (LOSS)	$(173,425)	$(4,240)	$(393,004)

Net loss per share, basic and fully diluted	(0.01)	(0.00)

Weighted average number of shares outstanding	19,429,347	79,312,300

The accompanying notes are an integral part of these unaudited financial statements.

ENERGIE HOLDINGS INC.
(Formerly known as Alas Aviation Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31		From Date of Inception (February 13, 2009) to
	2014	2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(173,425)	$(4,240)	$(393,004)
Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	24,000	-	75,000
Operating expenses incurred by related party on behalf of Company		-	29,613
Change in assets and liabilities:
Change in accounts payable and accrued liabilities	149,425	940	257,662
Net cash used in operating activities	-	(3,300)	(30,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	-	3,300	30,729
Net cash provided by financing activities	-	3,300	30,729

NET CHANGE IN CASH

Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities
400,000 shares of common stock issued during three months ended March 31, 2014 for legal services valued at $24,000

The accompanying notes are an integral part of these unaudited financial statements.

ENERGIE HOLDINGS INC.
(Formerly known as Alas Aviation Corp.)
Notes to Consolidated Financial Statements

Note 1 — Organization, History and Business

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

ENERGIE HOLDINGS INC.
(Formerly known as Alas Aviation Corp.)
Notes to Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of Energie Holdings Inc., contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of its operations and cash flows for the three months ended March 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited consolidated financial statements are adequate to make the information presented not misleading. However, the unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT for the period ended December 31, 2014 filed with the Commission on April 15, 2014.

ENERGIE HOLDINGS INC.
(Formerly known as Alas Aviation Corp.)
Notes to Consolidated Financial Statements

Going Concern

As shown in the accompanying financial statements, the Company has no assets, a working capital deficit of $248,184 as of March 31, 2014 and is not currently generating revenue from operations.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

b.	Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to legal services (See Note 3).

c.	Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company’s sole deferred tax asset consists of its net operating loss carryforwards totaling $167,813. The Company has established a valuation allowance at March 31, 2014 equaling the total tax benefit the Company would derive from its net operating loss carry forwards.

ENERGIE HOLDINGS INC.
(Formerly known as Alas Aviation Corp.)
Notes to Consolidated Financial Statements

d.	Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2014, the Company had no potential common shares outstanding.

e.	Recent Accounting Pronouncements

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

Note 3 — Equity

During the three months ended March 31, 2014, the Company issued 400,000 of its common shares to its outside legal counsel for services. The shares were valued at $24,000 based on the $0.06 stock price on the day of issuance and charged to operations.

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

Note 5. Subsequent Events

There are no events subsequent to March 31, 2014 and up to the date of this filing that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions in which Energie Holdings Inc. ("we", "EHI" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

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

On January 27, 2014, pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Energie Holdings Inc. ("Alas") entered into an Agreement and Plan of Merger into a holding company (the “Agreement") with Énergie Holdings, Inc. ("Énergie") and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of Alas. The Agreement provided for the merger of Alas with and into Énergie, with Énergie being the surviving corporation in that merger. Contemporaneously with Alas’ merger with and into Énergie pursuant to the Holding Company Formation Statute (and the Agreement), the shareholders of Alas became shareholders of Énergie on a one share for one share basis pursuant to the Agreement.

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

Prior to the incorporation of Énergie Holdings, Inc., Energie Holdings Inc. (“Alas”) was assembling and operating a niche passenger airline with air cargo and related ground service operations.  Due to a variety of factors including depressed market conditions in securing financing on terms that would allow it to execute on its business plan, Alas’ management began searching for other opportunities to enhance shareholder value. At the same time it was trying to execute on its business plan in the aviation industry, it began discussions regarding a possible change in its business plan, management started negotiations with OELC, LLC and reached an agreement in principal to enter into a merger/share exchange with OELC, LLC.  Alas subsequently terminated its airline related agreements, its previous share exchange agreement and its management team.

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

Liquidity and Capital Resources

March 31, 2014

Alas had no cash at March 31, 2014. It financed its operations during the three months ended March 31, 2014 by increasing its payables by $149,425.

March 31, 2013

Alas had no cash at March 31, 2013. It financed its operations during the three months ended March 31, 2014 by increasing its payables by $940 and through payments to vendors by shareholders treated as contributed capital totaling $3,300.

 Results of Operations

For the three months ended March 31, 2014

During the three months ended March 31, 2014, the Company did not earn any revenue and incurred a net operating loss of $149,425, which consisted of legal fees totaling $130,356 and filing fees and other costs incurred due to being a public entity amounting to $19,069.

For the three months ended March 31, 2013

During the three months ended March 31, 2013 the Company had no revenue and incurred a net operating loss of $4,240.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2014.   This evaluation was carried out under the supervision and with the participation of our company’s Chief Executive Officer.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company's CEO have concluded that our Company's disclosure controls and procedures were not effective as of March 31, 2014, only due to a lack of employees to segregate duties related to preparing the financial reports which are the current responsibility of our CEO.  Management is working to correct this weakness by adding accounting staff.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are accurate and made on a timely manner.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Energie Holdings Inc. is not currently a party to any legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

400,000 restricted shares of common stock of the Company were issued to Davisson and Associates for legal services on January 7, 2014.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification by the Chief Executive Officer of Energie Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Energie Holdings Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Energie Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

32.2	Certification by the Chief Financial Officer of Energie Holdings Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (furnished herewith).

101	Interactive Data Files - (XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2014	By:	/s/ Harold Hansen
Harold Hansen
Sole Director, President and CEO