Form 10-KT/A
period 2013-12-31
Energie Holdings, Inc.
filed 2014-06-10
CIK 774937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KT/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Energie Holdings, Inc. Transition Annual Report for the transition period from July 1, 2013 to December 31, 2013 on Form 10-KT, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-KT”), is solely to furnish Exhibit 101 to the Form 10-KT in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-KT formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-KT. This Amendment No. 1 to the Form 10-KT speaks as of the original filing date of the Form 10-KT, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-KT.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit Number	Description

31*	Certification by CFO

32*	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	XBRL Exhibits

* Previously filed on April 15, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2014	By:	/s/ Hal Hansen
Hal Hansen
President and CEO