Form 10-Q/A
period 2014-03-31
Energie Holdings, Inc.
filed 2014-06-16
CIK 774937

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Energie Holdings, Inc. Quarterly Report for the period ended March 31, 2014 on Form 10-Q, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Previously filed on May 20, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2014	By:	/s/ Hal Hansen
Hal Hansen
President and CEO