Form 10-Q
period 2014-06-30
Energie Holdings, Inc.
filed 2014-08-12
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-28562

ENERGIE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2857548 (I.R.S. Employer Identification No.)
4885 Ward Road, Suite 300, Wheat Ridge, CO (Address of principal executive offices)	80033 (Zip Code)

Registrant’s telephone number, including area code: (720) 963-8055

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

As of August 12, 2014, there were 51,400,000 shares of common stock, $0.01 par value, issued and outstanding.

ENERGIE HOLDINGS INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Table of Contents	1

PART I. Financial Information

Item 1. Financial Statements

ENERGIE HOLDINGS Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013

ASSETS
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$363,676	$98,759

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 or December 31, 2013	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 51,400,000 shares issued and 19,060,458 shares outstanding at June 30, 2014 and 45,000,000 shares issued and 19,060,458 shares outstanding at December 31, 2013	194,604	190,604
Additional paid-in capital	91,046,859	91,041,859
Accumulated other comprehensive loss	(63,201)	(63,201)
Accumulated deficit	(91,541,938)	(91,268,021)
Total stockholders’ equity	(363,676)	(98,759)

Total liabilities and stockholders’ deficit	$—	$—

See accompanying notes to condensed consolidated financial statements.

Table of Contents	2

ENERGIE HOLDINGS Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—

Operating expenses
General and administrative expenses	100,492	4,405	273,917	8,645

Net loss	$(100,492)	$(4,405)	$(273,917)	$(8,645)

Net loss per common share:
Basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic and diluted	19,460,458	78,312,300	19,444,988	79,924,317

See accompanying notes to condensed consolidated financial statements

Table of Contents	3

ENERGIE HOLDINGS Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013

Operating Activities:
Net loss	$(273,917)	$(8,645)
Stock issued for services	24,000	—
Changes in operating assets and liabilities:
Accounts payable	249,917	8,645
Net cash used in operating activities	—	—

Investing Activities:
Net cash used in investing activities	—	—

Financing Activities:
Net cash used in financing activities	—	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Non-cash transactions:
Equity issuance costs recorded as additional paid-in capital and accounts payable	$15,000	—

See accompanying notes to condensed consolidated financial statements.

Table of Contents	4

ENERGIE HOLDINGS Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

On January 27, 2014, pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alas Aviation Corp. ("Alas") entered into an Agreement and Plan of Merger into a holding company (the “Agreement") with Énergie Holdings, Inc. (we, us, our, the “Company” or “Énergie”) and Alas Acquisition Company ("AAC"), both wholly-owned subsidiaries of Alas. The Agreement provided for the merger of Alas with and into Énergie, with Énergie being the surviving corporation in that merger. Contemporaneously with Alas’ merger with and into Énergie pursuant to the Holding Company Formation Statute (and the Agreement), the shareholders of Alas became shareholders of Énergie on a one share for one share basis pursuant to the Agreement.

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

On February 13, 2014, our symbol changed to “ELED” to reflect the change in our plan of operations.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KT for the period ended December 31, 2014.

Going Concern

As shown in the accompanying financial statements, we have no assets, a working capital deficit of $318,939 as of June 30, 2014 and are not currently generating revenue from operations.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding

Our ability to continue existence is dependent upon commencing our planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out our planned business. We intend to fund our business development, acquisition endeavors and operations through equity and debt financing arrangements. We are dependent upon our Chief Executive Officer to provide financing for working capital purposes. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might necessary should we be unable to continue as a going concern.

Table of Contents	5

Net Loss per Share

Basic net earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Outstanding potential common shares are considered anti-dilutive if a company is in a net loss position. As of June 30, 2014, we had no potential common shares outstanding.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08) Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09) Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

On June 10, 2014, the FASB issued ASU No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

On June 12, 2014, the FASB issued ASU No. 2014-11 (ASU 2014-11), Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, to improve the financial reporting of repurchase agreements and other similar transactions. The new standard changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires enhanced disclosures about repurchase agreements and other similar transactions. We do not expect the impact of the adoption of ASU 2014-11 to be material to our consolidated financial statements.

On June 19, 2014, FASB issued ASU No. 2014-12 (ASU 2014-12), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the impact of the adoption of ASU 2014-12 to be material to our consolidated financial statements.

Table of Contents	6

Note 2. Related Party Transactions

At June 30, 2014, $173,083 of accounts payable is due to Énergie, LLC, a company with our same management team that was funding our operations until we completed our business combination with them on July 2, 2014.

Note 3. Equity

During the six months ended June 30, 2014, we issued 400,000 common shares to our outside legal counsel for services. The shares were valued at $24,000 based on the $0.06 stock price on the day of issuance and charged to operations.

Note 4. Contingencies

Current management discovered that the Company’s former management recorded various obligations to itself and to third parties of expenditures not deemed benefitting the Company or authorized by the Company’s sole director as required. The amount of these unauthorized expenditures totaled $91,172, including $60,000 in management fees. These expenditures were reversed and are not part of the accompanying financial statements.  While current management believes that none of the $91,172 is an obligation of ours, it is not known what representations were made to these vendors or whether we could, in fact, be eventually responsible to pay some or all of the indicated amount.

Note 5. Subsequent Events

Recapitalization

On July 2, 2014, we completed our merger with Énergie, LLC, which will be accounted for as a recapitalization.  The accounting is identical to that resulting from a reverse acquisition; that is, there will be no step up in basis, and no goodwill or other intangible is recorded.  In consideration of the merger, we issued 33,000,000 shares of our common stock.

Table of Contents	7

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

Overview

We are not currently generating revenue and our expenses related to closing the merger with Energie LLC.

The business plan for Energie Holdings is to acquire and grow complementary LED based lighting fixture companies. Each acquisition will continue to operate under its own brand. Energie Holdings will provide access to LED technology and suppliers, appropriate capital funding and general business practices oversight and where appropriate some support services will be provided to gain greater leverage on cost. Examples could include: accounting, legal, employee benefits and payroll services, and common component bulk purchasing contracts.

The objective of Energie Holdings is to become a leading provider of advanced LED lighting solutions by acquiring and growing complementary LED based lighting fixture companies. We are focused on acquiring specialized lighting companies for the architecture and interior design markets for both commercial and residential applications. Our creative lighting products will include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our objective is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting.

Recent Events

We completed our merger with Energie, LLC on July 2, 2014. Energie, LLC is focused on providing specialized interior lighting solutions to the architecture and interior design markets. Energie, LLC will continue to operate as a stand-alone business; however, our financial information will be presented on a consolidated basis in future periods.

Results of Operations

For the three months ended June 30, 2014 and 2013

During the three months ended June 30, 2014, we did not earn any revenue and incurred a net operating loss of $100,492, which consisted of legal fees totaling $29,737 and filing fees and other costs incurred due to being a public entity amounting to $70,755. During the three months ended June 30, 2013 we had no revenue and incurred a net operating loss of $4,405.

For the six months ended June 30, 2014 and 2013

During the six months ended June 30, 2014, we did not earn any revenue and incurred a net operating loss of $273,917, which consisted of legal fees totaling $184,093 and filing fees and other costs incurred due to being a public entity amounting to $89,824. During the six months ended June 30, 2013 we had no revenue and incurred a net operating loss of $8,645.

Liquidity and Capital Resources

We had no cash at June 30, 2014 and 2013. We financed our operations during the six months ended June 30, 2014 and 2013 by increasing our payables by $264,917 and $8,645, respectively.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-KT for the year ended December 31, 2013 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable .

Table of Contents	8

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2014.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our CEO has concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2014, due to a lack of employees to segregate duties related to preparing the financial reports which are the current responsibility of our CEO.  Management is working to correct this weakness by adding accounting staff.  Management, with the assistance of its Securities Counsel, will closely monitor all future filings to ensure that the company filings are accurate and made on a timely manner.

Table of Contents	9

PART II. Other Information

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we issued 400,000 common shares to our outside legal counsel for services. The shares were valued at $24,000 based on the $0.06 stock price on the day of issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 12, 2014	By:	/s/ Harold Hansen
Harold Hansen
Sole Director, President and CEO

Table of Contents	10