Form 10-Q
period 2014-09-30
Energie Holdings, Inc.
filed 2014-11-13
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes __  No X

As of November 12, 2014, there were 51,816,667 shares of common stock, $0.0001 par value, issued and outstanding.

ENERGIE HOLDINGS INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

• adverse economic conditions;

• risks related to the construction market;

• risks related to the U.S. import market;

• the inability to attract and retain qualified senior management and technical personnel;

• other risks and uncertainties related to the changing lighting market and our business strategy.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Risk Factors” and elsewhere in this current report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

PART I. Financial Information

Item 1. Financial Statements

ENERGIE HOLDINGS INC.

Condensed Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013

ASSETS

Current assets:
Cash and cash equivalents	$18,304	$37,874
Accounts receivable, net	55,606	49,637
Inventory	392,831	414,308
Prepaid expenses and other	14,869	15,922
Total current assets	481,610	517,741

Noncurrent assets:
Intangible assets, net	996,478	1,119,550
Property and equipment, net	4,928	23,421
Other assets	14,695	11,695
Total noncurrent assets	1,016,101	1,154,666

Total assets	$1,497,711	$1,672,407

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,046,852	$595,202
Commissions payable	91,580	91,967
Debt	4,577,115	3,981,932
Total current liabilities	6,715,547	4,669,101

Commitments and contingencies (Note 6)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 or December 31, 2013	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 51,816,667 shares issued and outstanding at September 30, 2014	524,604	—
Additional paid-in capital	1,320,000	—
Accumulated deficit	(7,062,440)	—
Members’ deficit (Energie LLC)	—	(2,996,694)
Total deficit	(5,217,836)	(2,996,694)

Total liabilities and equity	$1,497,711	$1,672,407

See accompanying notes to condensed consolidated financial statements.

Table of Contents	2

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales revenue	$248,549	$197,656	$587,920	$1,553,941
Cost of goods sold	(136,377)	(93,503)	(302,191)	(672,088)
Gross profit	112,172	104,153	285,729	881,853

Operating expenses:
Compensation	208,456	127,144	463,025	480,240
Commissions	45,376	21,491	93,306	346,259
Depreciation and amortization	39,536	61,705	166,662	160,270
General and administrative	433,373	284,883	1,114,656	666,491
Total operating expenses	726,741	495,223	1,837,649	1,653,260

Loss from operations	(614,569)	(391,070)	(1,551,920)	(771,407)

Other income (expense):
Interest expense	(104,429)	(22,144)	(284,406)	(88,764)
Other income	43,305	80,465	115,394	55,385
Other income (expense), net	(61,124)	58,321	(169,012)	(33,379)

Net loss	$(675,693)	$(332,749)	$(1,720,932)	$(804,786)

Net loss per common share (Note 8):
Basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	50,705,662	50,705,662	29,979,721	29,979,721

See accompanying notes to condensed consolidated financial statements

Table of Contents	3

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013

Operating Activities:
Net loss	$(1,720,932)	$(804,786)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	166,662	160,270
Unpaid interest	284,406	88,764
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	(5,969)	279,222
Inventory	21,477	(10,717)
Prepaid expenses	1,053	26,980
Accounts payable	1,087,974	360,799
Commissions payable	(387)	(12,909)
Unearned income	—	(54,802)
Net cash (used in) provided by operating activities	(165,716)	32,821

Investing Activities:
Intangible assets	(25,097)	—
Net cash used in investing activities	(25,097)	—

Financing Activities:
Proceeds from notes payable	307,777	—
Member activity	(136,534)	(54,589)
Net cash provided by (used in) financing activities	171,243	(54,589)

Net change in cash	(19,570)	(21,768)

Cash, beginning of period	37,874	59,171

Cash, end of period	$18,304	$37,403

See accompanying notes to condensed consolidated financial statements.

Table of Contents	4

ENERGIE HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

Formation of the Company

On December 31, 2013, Energie Holdings, Inc. (“we,” “us,” “our,” the “Company”, “Energie” or “Holdings”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter jointly referred to as, “Energie”). The Share Exchange Agreement was not effective until July 2, 2014, due to a variety of conditions subsequent that needed to be met which were met or waived. Upon effectiveness, Holdings issued 33,000,000 “restricted” shares of its common stock, representing approximately 65% of the then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. This transaction is considered to be a capital transaction, rather than a business combination, equivalent to the issuance of ownership interests by Energie for the net assets of Holdings, accompanied by a recapitalization (the “Share Exchange”). The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

Thereafter, on January 27, 2014, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with two of its then wholly owned subsidiaries, Energie Holdings and Alas Acquisition Company (“Alas”). The Merger Agreement effectively merged Alas with and into Holdings, with Holdings being the surviving corporation. The net effect of the Merger Agreement was to effectuate a name change from Alas Aviation Corp., to Energie Holdings, Inc. in order to provide a better understanding to investors of the Company’s entry into the LED lighting industry. The Company’s management also changed.

Description of Business

We are focused on acquiring and growing specialized LED lighting companies for the architecture and interior design markets for both commercial and residential applications. The lighting products include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our objective is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting.

Énergie was founded in 2001 and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Wheat Ridge, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan.

Basis of Presentation

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three months ended September 30, 2014.

The accompanying condensed consolidated balance sheet as of December 31, 2013, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KT for the period ended December 31, 2013, and Exhibit 99.1 to our Current Report on Form 8-K/A filed on October 3, 2014.

Table of Contents	5

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $5,217,836 and a working capital deficit of $6,233,937 as of September 30, 2014, and have reported net losses of $1,720,932 and $804,786 for the nine months ended September 30, 2014 and 2013, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, attract additional capital and, ultimately, upon our ability to develop future profitable operations. We intend to fund our business development, acquisition endeavors and operations through equity and debt financing arrangements. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding

Although we are past due on our required payments under our debt agreements, the lenders have not made demand for repayment of the principal and interest due. If demand for payment is made by one or multiple vendors, we would experience a liquidity issue as we do not currently have the funds available to pay off these debts. We intend to enter into extension/forbearance agreements with each of the lenders; however, there can be no assurances that any of the lenders will be cooperative or that if they are willing to provide extensions or forbearances, that the terms under which they may be willing to provide them will be favorable to us.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-13 (ASU 2014-13), Consolidation (Topic 810) – Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. ASU 2014-13 provides an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. We do not expect the impact of the adoption of ASU 2014-13 to be material to our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14 (ASU 2014-14), Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. We do not expect the impact of the adoption of ASU 2014-14 to be material to our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

Table of Contents	6

Note 2 — Recapitalization

On July 2, 2014, we completed the Share Exchange Agreement with Energie. The impact to equity of the Share Exchange includes a) the issuance of 33,000,000 shares of Holdings’ common stock at $0.05 per share, the closing price of Holdings’ stock on December 31, 2013, the date of the Share Exchange Agreement, for total consideration effectively transferred of $1,650,000; and b) removing Holdings’ accumulated deficit and adjusting equity for the recapitalization.

The accompanying condensed consolidated statements of operations include the results of the Share Exchange Agreement from the share exchange date of July 2, 2014. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2014 and 2013, are as follows:

	Nine months ended September 30,
	2014	2013

Pro forma results:
Total net revenues	$587,920	$1,553,941
Net loss	(1,994,849)	(929,804)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.03)

The assets and liabilities of Holdings on the effective date of the Share Exchange Agreement were as follows:

Accounts payable	$363,676

Preferred stock	—
Common stock	194,604
Additional paid-in capital	91,046,859
Accumulated deficit	(91,605,139)
Total stockholders’ deficit	$(363,676)

Note 3 — Accounts receivable

The following is a summary of accounts receivable:

	September 30, 2014	December 31, 2013

Customer receivables, factored	$43,750	$37,874
Customer receivables, unfactored	11,856	11,763
	$55,606	$49,637

Note 4 — Inventory

The following is a summary of inventory:

	September 30, 2014	December 31, 2013

Raw materials	$397,319	$418,796
Less: reserve	(4,488)	(4,488)
	$392,831	$414,308

Table of Contents	7

Note 5 — Debt

Debt is comprised of the following:

Description	Note	September 30, 2014	December 31, 2013

Line of credit	A	$47,000	$47,000
Accounts receivable factoring	B	29,379	52,530
Note payable to distribution partner	C	530,347	550,347
Related party debt	D	3,515,440	3,110,889
Other notes payable	E	361,949	221,166
Convertible promissory notes	F	93,000	—
		$4,577,115	$3,981,932

A – Line of Credit – We utilized this bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder.

B – Accounts Receivable Factoring – Pursuant to factoring and security agreement, we submit accounts receivable for sale to a factoring firm at an amount equal to their face value, less a 1.5% commission and an initial factoring fee based on the prime interest rate plus 3%. The factor advances a percent of the account balance to us, and the remaining amount will be withheld in a non-interest bearing reserve account. Accounts purchased by the factor are with full recourse with us within 120 days from the invoices date. The factoring transaction is treated as a loan, with the receivables used as collateral. We have granted the factoring firm a security interest in, and a blanket lien upon our assets.

C – Note Payable to Distribution Partner – Represents the outstanding principal balance plus 5% annual interest due on a 2007 promissory note with 5% annual interest, between us and a significant European distribution partner. Although we are past due on required payments, the loan holder has not made any demand for repayment of the principal and interest due.

D –Related Parties Debt – Amounts due to lenders having an ownership interest in Holdings. These loans are not collateralized. All have been renegotiated to have a maturity of December 31, 2014. The following summarizes the terms and balances of the related party notes:

	September 30, 2014	December 31, 2013	Interest Rate

D1	$2,689,086	$2,413,752	6%
D2	357,010	306,946	12%
D3	176,367	173,367	—
D4	164,620	103,500	24%
D3	90,697	81,697	24%
D3	23,161	20,000	24%
D3	10,000	10,000	24%
D5	4,499	1,627	—
Total	$3,515,440	$3,110,889

D1 -- Holds the largest ownership percentage in Holdings, and we also incur approximately $150,000 annually for rent expense with them. According to the note agreement, the note holder may, at its option at any time after default, proceed to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. The note was considered to be in default as of March 31, 2014; therefore, the note holder has the right to exercise the conversion option, but has not yet elected to do so.

Table of Contents	8

We evaluated the agreement for derivatives and determined that it does not qualify for derivative treatment for financial reporting purposes, because the agreement relates to our own equity, and the debt and the equity are not closely related. We also determined this does not qualify as a beneficial conversion feature. Accordingly, the balance is reported at the carrying amount.

D2 – Owns our common stock and is also an executive vice president.

D3 – Holds our common stock, without any other involvement in the Company.

D4 -- The spouse of our CEO.

D5 – Owns our common stock and is also a vice president.

E – Other Notes Payable – Represents the outstanding principal balance plus interest due on three separate promissory notes with interest rates ranging from 8% to 24% annually. Although we are past due on our required payments, the loan holders have not made demand for repayment of the principal and interest due. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

F – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory notes with interest of 8% annually, due June 2015. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

All of our debt is reflected as a current liability due to either having a maturity date within one year, or because it is past due.

Note 6 — Contingencies

Current management discovered that the Company’s former management recorded various obligations to itself and to third parties for expenditures not deemed benefitting the Company or authorized by the Company’s sole director, as required. The amount of these unauthorized expenditures totaled $91,172, including $60,000 in management fees. These expenditures were reversed and are not part of the accompanying financial statements.  While current management believes that none of the $91,172 is an obligation of ours, it is not known what representations were made to these vendors or whether we could, in fact, be eventually responsible to pay some or all of the indicated amount.

Note 7 — Subsequent Events

There are no events subsequent to September 30, 2014 and up to the date of this filing that would require disclosure.

Note 8 – Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Since Energie, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Share Exchange on July 2, 2014. Accordingly, we have prepared the calculation of Net Loss Per Share using the weighted-average number of common shares of Holdings that were outstanding during the three and nine months ended September 30, 2014. Additionally, Holdings did not exist in 2013, so we have used the weighted-average number of common shares of Holdings that were outstanding for the three and nine months ended September 30, 2014, so that a comparison of net loss per share may be presented.

Table of Contents	9

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss	$(675,693)	$(332,749)	$(1,720,932)	$(804,786)
Weighted average outstanding shares of common stock	50,705,662	50,705,662	29,979,721	29,979,721
Dilutive effect of stock options and warrants	—	—	—	—
Common stock and equivalents	50,705,662	50,705,662	29,979,721	29,979,721

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.03)

There are no dilutive instruments outstanding during the three and nine months ended September 30, 2014.

Table of Contents	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

On December 31, 2013, Energie Holdings, Inc. (we, us, our, the “Company”, “Energie” or “Holdings”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter jointly referred to as, “Energie”). The Share Exchange Agreement was not effective until July 2, 2014, due to a variety of conditions subsequent that needed to be met which are described below. Upon effectiveness, Holdings issued 33,000,000 “restricted” shares of its common stock, representing approximately 65% of the then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. This transaction is considered to be a capital transaction, rather than a business combination, equivalent to the issuance of ownership interests by Energie for the net assets of Holdings, accompanied by a recapitalization (the “Share Exchange”). The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

Thereafter, on January 27, 2014, Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with two of its then wholly owned subsidiaries, Energie Holdings and Alas Acquisition Company (“Alas”). The Merger Agreement effectively merged Alas with and into Holdings, with Holdings being the surviving corporation. The net effect of the Merger Agreement was to effectuate a name change from Alas Aviation Corp., to Energie Holdings, Inc. in order to provide a better understanding to investors of the Company’s entry into the LED lighting industry. The Company’s management also changed. On February 13, 2014, our trading symbol changed to “ELED” to reflect the change in our name and plan of operations.

We are focused on growing and acquiring specialized LED lighting companies for the architecture and interior design markets for both commercial and residential interiors. The lighting products will include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our objective is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. Our management team and advisory board is comprised of experienced executives in the lighting industry with recent specific focus on the LED lighting industry. The group has over 300 years of combined experience in this industry.

Énergie was founded in 2001and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. We have developed an end-to-end production and distribution platform for imported lighting products featuring HID, fluorescent, and LED technologies. Long term contracts with five European manufacturers and one in Taiwan provide us with exclusive North American distribution rights to over 270 total products in 37 categories. After processing any modifications necessary to meet UL standards and building code requirements, the products are sold to customers through a network of over 60 independent lighting sales agents. In addition to a 15% commission structure, we provide our sales force with promotional materials, product training, and technical support.

Our principal place of business is located at 4885 Ward Road, Suite 300, Wheat Ridge, Colorado, telephone (720) 963-8055. We also maintain a production and assembly facility in Zeeland, Michigan. Our website is www.energieholdings.com.

Table of Contents	11

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three months ended September 30, 2014. Further information about the historical results of Energie may be found in our Current Report on Form 8-K/A, filed with the SEC on October 3, 2014.

Our independent accountants have expressed a "going concern" opinion. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2014 and 2013

	Three months ended September 30,
	2014	2013	Change	%

Sales revenue	$248,549	$197,656	$50,893	26%
Cost of revenue	(136,377)	(93,503)	(42,874)	46%
Gross profit	112,172	104,153	8,019	8%

Total operating expenses	726,741	495,223	231,518	47%

Interest expense	(104,429)	(22,144)	(82,285)	372%
Other income (expense)	43,305	80,465	(37,160)	(46)%

Net loss	$(675,693)	$(332,749)	$(342,944)	(103)%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue, cost of revenue and gross profit each increased for the three months ended September 30, 2014, as compared to the same period in 2013, because an increase in our borrowing allowed us to increase our funding of our revenue generating activities.

Operating expenses

	Three months ended September 30,
	2014	2013	Change	%

Compensation	$208,456	$127,144	$81,312	64%
Commissions	45,376	21,491	23,885	111%
Depreciation and amortization	39,536	61,705	(22,169)	(36)%
General and administrative	433,373	284,883	148,490	52%
	$726,741	$495,223	$231,518	47%

Operating expenses for the three months ended September 30, 2014, as compared to the same period in 2013, increased primarily due to a) including the compensation expense for Holdings employees beginning in the three months ended September 30, 2014; b) increased commissions related to our increase in sales; and c) increased general and administrative expense associated with the Share Exchange, consisting primarily of professional fees.

Table of Contents	12

Other

Increased interest expense resulted from our increase of debt to approximately $4,575,000, an increase of approximately $2,000,000 over 2013 levels. We have been using debt financing to provide supplemental cash to fund our operations.

Other income consisted of miscellaneous income, offset by the expense associated with factoring our accounts receivable, which had decreased activity in the three month period ended September 30, 2014, compared to the same period in 2013, as we move towards collecting our receivables rather than factoring them.

Comparison of results of operations for the nine months ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013	Change	%

Sales revenue	$587,920	$1,553,941	$(966,021)	(62)%
Cost of revenue	(302,191)	(672,088)	369,897	(55)%
Gross profit	285,729	881,853	(596,124)	(68)%

Total operating expenses	1,837,649	1,653,260	184,389	11%

Interest expense	(284,406)	(88,764)	(195,642)	220%
Other income (expense)	115,394	55,385	60,009	108%

Net loss	$(1,720,932)	$(804,786)	$(916,146)	(114)%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue, cost of revenue and gross profit each decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, because we had an unusually large order of over $950,000 in the first half of 2013 and a slower than usual first half in 2014, which we attribute to not having sufficient working capital to grow the product offering.

Operating expenses

	Nine months ended September 30,
	2014	2013	Change	%

Compensation	$463,025	$480,240	$(17,215)	(4)%
Commissions	93,306	346,259	(252,953)	(73)%
Depreciation and amortization	166,662	160,270	6,392	4%
General and administrative	1,114,656	666,491	448,165	67%
	$1,837,649	$1,653,260	$184,389	11%

Operating expenses for the nine months ended September 30, 2014, as compared to the same period in 2013, increased primarily due to a) increased general and administrative expense associated with the Share Exchange, consisting primarily of professional fees; b) compensation expense for Holdings employees beginning in the three months ended September 30, 2014; partially offset by c) a reduction in compensation expense as we tried to manage costs in 2014; and d) decreased commissions related to our decrease in sales.

Table of Contents	13

Other

Increased interest expense resulted from our increase of debt to approximately $4,575,000, an increase of approximately $2,000,000 over 2013 levels. We have been using debt financing to provide supplemental cash to fund our operations.

Other income consisted of miscellaneous income, offset by the expense associated with factoring our accounts receivable, which had decreased activity in the nine months ended September 30, 2014, over the same period in 2013, as we move towards collecting our receivables rather than factoring them.

Liquidity and Capital Resources

At September 30, 2014, we had $18,304 in cash. We have not generated positive cash flows from operations. Accordingly, our sources of liquidity may include potential debt and equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $2,500,000 in additional working capital to be utilized for a) development and launching of new products for Energie; b) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and c) the balance for working capital, and general and administrative expense. Other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

To fund our acquisition plan and fund working capital for our continuing operations, we are continuing to seek out and discuss financing with potential partners or lenders. While no assurances can be provided, we expect that we will be able to obtain financing to implement our plans.

On July 16, 2014 we entered into an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase, subject to certain restrictions and conditions, up to $5 million of our Common Stock upon issuance by us of a put to Dutchess at a price equal to ninety-four percent (94%) of the lowest daily VWAP (volume weighted average price) of our Common Stock during the five (5) consecutive Trading Days beginning on the Put Notice Date and ending on and including the date that is four (4) Trading Days after such Put Notice Date. The Put Amount shall be equal to up to either 1) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or 2) one hundred thousand dollars ($100,000). The obligation of Dutchess to purchase our shares is contingent upon our filing of a registration statement registering the shares of our Common Stock with the US Securities and Exchange Commission and such registration statement being declared effective, as well as our common stock continuing to be listed for trading, among other things. We have not yet filed such a registration statement but intend to file in the near future. Our registration statement was effective October 29, 2014.

Also, in the third quarter of 2014, we entered into two Securities Purchase Agreement with KBM Worldwide, Inc., (“KBM”) wherein we agreed to issue 8% convertible promissory notes in the principal amount of $93,000. The note may be converted into shares of our common stock at any time beginning 180 days from the date of the note at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the note when it becomes due, the balance due under the note incurs interest at the rate of 22% per annum. The note contains additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted KBM the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing.

Table of Contents	14

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $6,233,937 and $4,151,360, respectively, as of September 30, 2014 and December 31, 2013. The increase in negative working capital is due to the assumption of the accounts payable of Holdings from the Share Exchange of approximately $360,000, and the growth in accounts payable of approximately $1,100,000 associated with increased operating expenses. Although we are past due on our required payments under our debt agreements, the lenders have not made demand for repayment of the principal and interest due. If demand for payment is made by one or multiple vendors, we would experience a liquidity issue as we do not currently have the funds available to pay off these debts. We intend to enter into extension/forbearance agreements with each of the lenders; however, there can be no assurances that any of the lenders will be cooperative or that if they are willing to provide extensions or forbearances, that the terms under which they may be willing to provide them will be favorable to us. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2014	2013

Net cash (used in) provided by operating activities	$(165,716)	$32,821
Net cash used in investing activities	(25,097)	—
Net cash provided by (used in) financing activities	171,243	(54,589)

Net cash from operating activities was driven by our net loss, offset by an increase in accounts payable and unpaid interest expense. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

Net cash used in investing activities related to our continued spending to obtain UL Listing qualification for products in development.

Net cash from financing activities related to additional borrowings under existing debt agreements and the convertible debt we entered into in the third quarter of 2014.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014 and December 31, 2013.

Table of Contents	15

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2014.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our CEO and CFO have concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2014, due to a lack of employees to segregate duties related to preparing the financial reports which are the current responsibility of our CEO and CFO.  Management is working to correct this weakness by adding accounting staff.  Management, with the assistance of our securities counsel, will closely monitor all future filings to ensure that our filings are accurate and made on a timely manner.

Table of Contents	16

PART II. Other Information

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we issued 416,667 common shares to our legal counsel for services. We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1993, as amended, to issue these shares.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2014	By:	/s/ Harold Hansen
Harold Hansen
Principal Executive Officer

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Principal Accounting Officer

Table of Contents	18