Form 10-Q/A
period 2014-09-30
Energie Holdings, Inc.
filed 2014-11-13
CIK 774937

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __  No X

As of November 12, 2014, there were 51,816,667 shares of common stock, $0.0001 par value, issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to correct an error on the title page. We previously indicated “No” on the item “Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required.” This should have been marked “Yes”.

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