Form 10-K
period 2014-12-31
Energie Holdings, Inc.
filed 2015-04-15
CIK 774937

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________ to________________________.

Commission File Number 000-52898

ENERGIE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4885 Ward Road, Suite 300,

Wheat Ridge, CO 80033

(Address of principal executive offices)

(720) 963-8055

(Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of June 30, 2014 was $816,255.

As of April 13, 2015, the Registrant had 56,123,858 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Energie Holdings Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1. BUSINESS

History

We were incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Alas Aviation Corp. On December 31, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter referred to as, “Energie”). The Share Exchange Agreement was not effective until July 2, 2014 due to a variety of conditions subsequent that needed to be met which are described below. Upon effectiveness, we issued 33,000,000 “restricted” shares of our Common Stock, representing approximately 65% of our then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

The closing of the Share Exchange Agreement was conditioned upon certain limited customary representation and warranties, as well as conditions to close, such as the total shares of Holdings issued and outstanding being limited to 51,000,000, and the completion of an audit of Energie’s financial statements. Following the execution of the Share Exchange Agreement but prior to closing, an additional 400,000 shares were issued and the limitation of 51,000,000 shares was waived, allowing for the issuance.

Thereafter, on January 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with two of our then wholly owned subsidiaries, Energie Holdings and Alas Acquisition Company. The net effect of the Merger Agreement was to effectuate a name change from Alas Aviation Corp. to Energie Holdings, Inc. in order to provide a better understanding to investors of our entry into the LED lighting industry. Our management also changed.

As a result of these transactions we are now a holding company, with Energie acting as our operating subsidiary, engaged in the business of the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our creative lighting products include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our current business objective is to become a leading provider of advanced LED lighting solutions by acquiring and growing complementary LED based lighting fixture companies. We are focused on acquiring specialized lighting companies for the architecture and interior design markets for both commercial and residential applications, with the intention to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. These objectives are subject to our obtaining additional financing, of which there can be no assurance. See “Management’s Discussion – Liquidity and Capital Resources.”

All references herein to us, we, our, Energie and/or the Company refer to Holdings and its subsidiaries, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

Table of Contents	4

Description of Current Business

Energie was founded in 2001and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Wheat Ridge, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan. See “Part 1, Item 2, Property” below.

We have developed an end-to-end production and distribution platform for imported lighting products featuring HID, fluorescent, and LED technologies. Long term contracts with five European manufacturers and one in Taiwan provide us with exclusive North American distribution rights to over 270 total products in 37 categories. After processing any modifications necessary to meet UL standards and building code requirements, the products are sold to customers through a network of over 60 independent lighting sales agents. In addition to a highly competitive commission structure, we provide our sales force with promotional materials, product training, and technical support.

We intend to capitalize on these European lighting companies’ desire to penetrate the North American markets by solving many of the problems these producers encounter when approaching these markets. These obstacles include designs that do not meet UL/CUL standards and building codes, the need to provide appropriate North American oriented marketing and product information and specifications, experience to leverage the lighting industry sales agent network, and market based product supply.

Our business strategy is to enter into exclusive sales agreements with European suppliers that have unique lighting products, and to bridge the divide between product desires of North American architects, lighting designers, electrical engineers and interior designers to access innovative European products and the desires of European manufacturers to find a cost effective way to penetrate the North American markets. As these European partners are continually developing new products, we collaborate in the fixture design process and have the right to launch such products in North America. In many cases, our partners will co-fund the front end costs associated with launching new products. However we require additional working capital to accelerate our anticipated growth. We estimate that we will need up to $1,500,000 in additional working capital to accomplish our objectives. See “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources” below.

We have been and continue to engage in the design, development, enhancement and marketing of advanced commercial grade illumination products that exclusively use LED’s as their light source in the continental United States, Canada and Puerto Rico. Our products include LED hanging and recessed ceiling fixtures, recessed wall fixtures and wall sconces. Our branded products have been installed in a wide variety of settings including commercial office space, financial trading floors, health care facilities, museums, schools, restaurants, retail stores and other public locations. According to a 2012 Freedonia Research report this segment of the industry is estimated at $4 billion of architectural, specification-grade lighting fixtures with innovative, differentiated lighting products that exemplify:

•	Energy efficiency focused on the disruptive LED technology;
•	High performance with respect to quantity and quality of light through superior optic design; and
•	Aesthetic design that appeals to the senses while allowing architects and designers to make strong visual statements by accessing European lighting fixture designers.

In order to secure such projects we cultivate relationships and build our brand through marketing and sales efforts aimed at decision-makers responsible for lighting; primarily architects, lighting designers, electrical engineers, interior designers, space planners and other product designators. We maintain a network of over 60 third-party sales agencies across North America to represent our products. Lighting sales agencies in the commercial lighting market are standalone, commission-based, geographically specific companies that represent many different manufacturers and represent only lighting fixtures and lighting control systems. We support our agents with sales and marketing resources to help drive “sell through” of our branded products. All products are assembled to Underwriter’s Laboratory (“UL”) requirements in our factory to control quality and meet lead time requirements of our customers.

Table of Contents	5

Our business model and product strategy is based upon collaboration with leading European lighting manufacturing companies, including Rudolpf Zimmermann, Bamberg Gmbh, Bamberg, Germany, Regent Beleuchtungskorper AG, Basel, Switzerland, Trilux GmbH & Co. KG, Arnsberg, Germany, Multiline Licht NV, Lummen, Belgium, Luxiona-Troll, Canovelles, Spain and Tons Lightogy Inc., New Taipei City, Taiwan. Except for the agreement with RZB and Tons Lightogy, which were executed in 2012, each of these other agreements have been in place for over ten (10) years and are renewed for additional 2 year terms when that term expires. Each of the agreements contain standard warranties, are either FOB manufacturer or CFR destination and title and risk of loss passes to us upon delivery, when payment becomes due. Each also includes a list of products that are manufactured by each respective manufacturer. Order cancellation is allowed up until 21 days prior to delivery except for Trilux, which requires a 6 month written notice. Thereafter, no cancellation is allowed. The agreements are exclusive to us throughout North America.

The North American architectural and design community has long recognized that European lighting manufacturers have distinctive, innovative and technologically advanced product offerings. Arguably, we believe European designs and technology are several years ahead of what is available in North America. However, designers have historically encountered difficulties working with European manufacturers. Typical issues include product designs that do not meet UL/CUL standards and North American building codes, poor marketing collateral and product information, incompatible specification data, long lead times to receive product, poor sales support, limited customer service, and high overall cost and complexity due to exchange rates, freight, duties and other factors.

The European manufacturers have long viewed the North American market for architectural, specification-grade lighting as large and attractive. However, apart from a few isolated examples, attempts to penetrate this market by establishing wholly-owned U.S. operations have been costly and unprofitable and as a result, many have failed. We believe the challenges the European manufacturers encounter include (a) incomplete understanding of the design and product attributes demanded by North American architects and designers; (b) incomplete understanding of UL/CUL and building code requirements; (c) inexperience working with indirect sales channels such as agents and distributors (European sales strategy is based on company employed direct salespeople); and (d) the overall high cost of “green fielding” and supporting U.S. operations.

To address these issues we intend to expand our operations through the acquisition of related businesses that will complement our current business.  There are many synergistic operations which have expressed an interest in being acquired by our Company due to our status as a publicly traded company.  We believe this makes economic sense because we can eliminate duplication of general and administrative expense, provide more centralized information marketing and eliminate overlapping of services offered.  We are presently evaluating several such businesses as potential acquisition candidates and have engaged in discussions with other acquisition targets.  However, as of the date of this report there are no definitive agreements in place relating to our acquiring any such business and there can be no assurances that such agreements will be executed on favorable terms or at all in the future.

If we are successful, the acquisition of related, complimentary businesses is expected to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts and costs.  There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

Table of Contents	6

Management will seek out and evaluate related, complimentary businesses for acquisition.  The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards.  Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location and other material aspects of the candidates’ business.  We expect to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions.  If we are successful in our attempts to acquire similar companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.   We anticipate that we will need additional capital to make these acquisitions. We have had various discussions with investment banking firms and others potential investors but as of the date of this Report there are no definitive agreements to provide us with this funding and there can be no assurances that we will obtain this funding in the future. Failure to obtain this funding will have a material negative affect on our ability to implement our business plan and our anticipated results of operations. We are continuing to seek out and discuss financing with potential partners and lenders. While no assurances can be provided, we expect that many lighting fixture companies will be interested in consolidating with us to capitalize on the application of the disruptive LED technology.

Our objective is to become a leading provider of advanced LED lighting solutions by acquiring and growing complementary LED based lighting fixture companies. We are focused on acquiring specialized lighting companies for the architecture and interior design markets for both commercial and residential applications. Our creative lighting products will include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our intent is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. There are no assurances we will be successful.

Key elements of our business growth strategy include:

•	LED Technology Leadership: As LED technology increases in the speed at which it is advancing, lighting fixture designs will have to adapt to that rate of change. Our Advisory Team intends to provide access to the best resources to apply LED technology for our subsidiaries. We also intend to provide buying contracts with LED component manufacturers to control cost while staying at the leading edge of the technology.

•	Access to Investment Capital: The change from conventional lighting technology to LED technology is expensive. The capital needed to understand and apply LED technology is more than most conventional lighting manufactures have or are willing to risk. We intend to provide the appropriate capital to develop and launch LED lighting fixtures through our subsidiaries. As of the date of this Report we do not have sufficient capital to meet this objective and there are no assurances we will obtain this capital in the future.

•	Best Practices Management Services: The business processes and staffing required to move to solid state lighting are different than those needed for conventional lighting technology. Our Advisory Team intends to provide assistance to our subsidiary teams to help them capitalize on these changes aggressively and cost effectively.

•	Market Appropriate Education. We believe that educating architects, designers, specifiers and end-users of the benefits of LED lighting is key to growing our market share by shifting their preference from more traditional lighting to LED lighting. There continue to be unique advances in LED engineering and, while no assurances can be provided, we believe the market is rapidly embracing the technology. We also believe our employees have the knowledge and ability to educate both our customer base and, if successful, the personnel in the companies we acquire. We expect that this will drive sales by driving the commercial market towards LED lighting.

Table of Contents	7

•	Sales and Distribution Network: We maintain a network of over 60 third-party sales agencies across North America to represent our products. These agreements provide for exclusive rights to sell our lighting fixtures for a commission in specific counties as described in each agreement. If and when we successfully consummate acquisitions, each company that we acquire will have their own third-party sales agencies and distribution network. We are targeting acquisitions that will diversify our product portfolio. By carrying a broader selection of LED lighting products we anticipate that we will be able to not just expand our existing network of sales agencies, but to also become more of a preferred provider of products to select sales agencies.

•	Expanding our LED Product Portfolio. As our goal is to serve our customers and create a quality experience in both product and service, we will continue to expand these categories and add necessary fixtures and light sources to increase our offering as an LED solution provider.

•	Developing and Protecting Our Intellectual Property. Securing and defending intellectual property by using the UL Listing process related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. The strength of our intellectual property portfolio is intended to allow us to compete on the basis of our technology, which we believe will give us an advantage over many of our larger competitors.

•	Capitalizing on Opportunities in Our Target Markets. We believe there is a growing need for unique, advanced lighting solutions across our target markets. Our acquisition strategy is to expand into new production application market segments by focusing on companies with complementary products. Because we have access to the advanced products from our International partners, we expect to continue to introduce innovative advanced lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales will also allow us to gain additional leverage from sales representatives within our distribution network.

Material Events During 2014

On July 16, 2014 we entered into an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase, subject to certain restrictions and conditions, up to $5 million of our Common Stock upon issuance by us of a put to Dutchess at a price equal to ninety-four percent (94%) of the lowest daily VWAP (volume weighted average price) of our Common Stock during the five (5) consecutive Trading Days beginning on the Put Notice Date and ending on and including the date that is four (4) Trading Days after such Put Notice Date. The Put Amount shall be equal to up to either 1) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or 2) one hundred thousand dollars ($100,000). The obligation of Dutchess to purchase our shares was contingent upon our filing of a registration statement registering the shares of our Common Stock with the US Securities and Exchange Commission as well as our common stock continuing to be listed for trading, among other things. We filed such a registration statement on October 6, 2014 and it was declared effective November 7, 2014. Since effectiveness we deposited 2,000,000 shares of our common stock because we are currently not DTC eligible and as a result, cannot transfer our securities electronically. Dutchess requested this action to facilitate deposit of the shares upon our issuance of a Put to Dutchess. We will receive proceeds if and when we issue this put. If we do not issue this put notice to Dutchess, these shares will be returned to us at the end of the 36 month contractual period. As of December 31, 2014, we had not issued any put to Dutchess to sell any of these shares. Accordingly, the net impact to our stockholders equity is zero.

Table of Contents	8

Also, in the second half of 2014, we entered into four Securities Purchase Agreements with KBM Worldwide, Inc., (“KBM”) wherein we agreed to issue 8% convertible promissory notes in the principal amount of $182,500. The notes may be converted into shares of our Common Stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our Common Stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incur interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted KBM the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing.

In December 2014 we entered into a Securities Purchase Agreement, Convertible Note and other ancillary documents with LG Capital Funding LLC, (“LG”) wherein we agreed to issue an 8% convertible promissory note in the principal amount of $35,000. The note is convertible into shares of our Common Stock at any time beginning 180 days from the date of the note at a price equal to 65% of the lowest closing bid price of our Common Stock during the 15 trading days immediately preceding the date of conversion. The note contains additional terms and conditions normally included in instruments of this kind.

The LED Lighting Industry

The global lighting industry generally is divided between three major market segments: commercial, industrial and residential. Within these three market segments exist two broad product categories: fixtures and light bulbs (referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, luminaires and power/heat-control systems, while lamps consist of the devices that emit light. Conventional lamps typically include incandescent, fluorescent and high-intensity discharge (HID) products. For commercial applications, we believe that the more expensive and long lasting fluorescent and HID lamps and fixtures have had the largest market share. For industrial applications, metal halide and fluorescent have been the primary light source. For residential applications within the general illumination market, inexpensive incandescent bulbs and, to a lesser extent, compact fluorescent (CFL) lamps have been the common choice.

With rapid advancements in the performance, efficiency and cost of energy-efficient lighting, including LED-based solutions, conventional light sources, such as incandescent lamps, are beginning to be replaced by advanced technologies with lower operating costs over their useful lives. LED’s are semiconductor-based devices that generate light. The energy-efficient nature of LED technology makes it an environmentally friendly light source, and the compact size of LEDs has created new possibilities in lighting fixture and lamp design. Product selection is influenced by a number of factors, including overall cost, energy efficiency, product life, lumen output and other product features, as well as regulatory and environmental factors. We believe our unique advanced lighting solutions are well positioned to increasingly displace conventional lighting in each of our targeted markets.

In North America, lighting manufacturers typically sell products through manufacturer’s representatives, electrical supply representatives, or an internal sales force to electrical wholesale distributors. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value-added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more-established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

Historically, large global competitors focused almost exclusively on the general illumination market because of their advantage in purchasing power, manufacturing volume and distribution efficiency, while smaller industry participants generally competed in niche markets primarily by offering specialized products and superior customer service to their regions. However, the evolution of advanced lighting solutions has enabled smaller companies to penetrate and compete in the larger general illumination market. One of these notable advanced lighting solutions is LED lighting.

Table of Contents	9

Industry Trends

As the cost of LED’s decrease and their performance improves we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. High-brightness LEDs are the core, light-producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

•	Technological Innovations Expand LED Functionality. Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs to compete with traditional lighting solutions for applications in commercial, industrial and residential markets. In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently performing well over 100 lumens per watt at the LED level, making them comparable to, and often better than, fluorescent and HID light sources.

•	High Energy Costs Drive LED Adoption. As a result of high energy prices and the expectation that prices will continue to rise, businesses and consumers are increasingly adopting new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to The Department of Energy, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Despite safety issues and concerns, compact fluorescent (CFL) lamps are used for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, lamp life, safety and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains and while there can be no assurances, we believe LED adoption should continue to expand. In support of our belief, in the 2014 report issued by Fredonia, LED fixtures are expected to account for over half of all lighting fixture sales in 2018. Higher value fixtures will account for a dramatically greater share of fixture sales as more fixtures designed specifically for light emitting diodes (LEDs), advanced fluorescent lamps, and other longer lived, highly efficient light sources are introduced. For instance, sales of LED lighting fixtures are expected to nearly triple through 2018 to account for over half of total fixture sales, up from seven percent in 2008. In many cases, LED fixtures will replace existing fixtures designed for use with less efficient light sources as lamp stocks dwindle following phase out programs. Incandescent, halogen, and fluorescent fixtures will all register declining sales going forward. However, high intensity discharge (HID) fixtures, which are based on an older but relatively energy efficient technology, are expected to grow through 2018.

Table of Contents	10

•	Legislative Influences Spur Market Adoption of Energy Efficient LED Lighting. Government regulations, such as initiatives by the United States Department of Energy and the Environmental Protection Agency’s Energy Star Certification Program, are driving adoption of more energy efficient lighting solutions. Energy Star sets industry-wide international recommendations for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products and purchasers better understand lighting products. Governments are also adopting or proposing legislation to promote energy efficiency and conservation. Lower energy consumption translates into lower electricity generation, often from coal power plants, and thus can significantly lower carbon emissions. Legislative actions to promote energy efficiency can beneficially impact the LED lighting market in the countries adopting such legislation and other countries, as well. For example, several countries have effectively banned the 40, 60, and 100-watt incandescent light bulbs and are expected to progressively apply these restrictions to lower-wattage bulbs. In addition, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment. Any restrictions on the use of hazardous substances could adversely affect one of the LED lamp’s primary competitors, the CFL market.

Competition

We currently face competition from traditional lighting companies that provide general lighting products, including incandescent, fluorescent, high intensity discharge (HID), metal halide (MH) and other traditional light sources. We also have competitors from specialized lighting companies that are engaged in providing LED lighting fixture products. In general, we intend to compete with both groups on the basis of design, innovation, and quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

In the general illumination market, we compete with traditional lighting companies that include Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Juno Lighting Group (a division of Schneider Electric SA), GE Lighting and Royal Philips Lighting (a division of Koninklijke Philips Electronics N.V.). Our LED products should tend to be alternatives to conventional lighting sources for applications within the commercial and residential markets. In these markets, we compete on the basis of unique designs, performance, energy savings, lamp life, and durability.

We believe that we will compete favorably in our markets, based on the following factors:

•	Breadth and diversity of high-quality LED product offerings;
•	Our expansive distribution network and developed relationships;
•	Innovative products at competitive price points;
•	UL/CUL, DLC and Energy Star certifications;
•	Ability to offer multiple levels of products;
•	Value-engineered products producing a fast ROI; and
•	Responsiveness to customers

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and advanced LED lighting solutions and introducing these products at competitive prices on a timely basis.

Table of Contents	11

Intellectual Property

UL Listings

We have over 20 Underwriter’s Laboratories™ (“UL”) files, which include UL Listings for over 14,000 products for sale in the United States and Canada. UL is an independent safety testing laboratory. A UL Listing means that UL has tested representative samples of the product and determined that it meets UL’s requirements. These requirements are based primarily on UL’s published and nationally recognized standards for safety. UL’s testing certifies the design, construction and assembly of the certified products. UL Listings do not expire as long as the product certified is not materially changed. Ownership of a UL Listing may also be transferred between companies. Most commercial customers in the lighting industry will only buy UL listed products. We have estimated the useful life of our UL Listings at 15 years, with a weighted-average remaining life of approximately 10 years.

Trademarks

We have one registered trademark, “Energie.” We estimated a useful life of 15 years, of which 10 remain.

Employees

As of the date of this report we have ten (10) full-time employees including our management, consisting of Harold Hansen and a Chief Operating Officer, as well as eight additional employees including a bookkeeper, an inside sales person, one in marketing and one in operations in our Colorado location and one person in purchasing, one in production and an engineer, who work out of our Michigan location. Richard Cole Dennard, our current Chief Financial Officer, works with us as an independent contractor. We also retain additional part and full time employees on a temporary basis as needed to meet production schedules. Depending upon our backlog, we usually employ between 2 and 14 people on a temporary basis. None of our employees are members of any union. We believe our relationship with our employees is good.

As we continue to expand, we expect we intend to add additional employees in the areas of production, engineering, sales and acquisitions if and when we have the financial resources to do so.

Government Regulation

We are not subject to any extraordinary governmental regulations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Headquarters – Our principal place of business is located at 4885 Ward Road, Suite 300, Wheat Ridge, Colorado 80033. This space consists of approximately 6,000 square feet of executive offices and a conference room. This location is leased pursuant to a seven year term at approximately $4,415 base rent with approximately $2,330 in monthly shared expenses. This facility houses our sales, marketing, customer service, product development and accounting activities and is also used to train agents and provide educational seminars for architects, designers and specifiers within a classroom environment and fixture showroom.

Table of Contents	12

Our manufacturing, production, assembly and fulfillment is handled from a 23,000 square foot facility located at 200 E. Garfield Avenue in Zeeland, Michigan. This facility is leased from Symbiote Inc, one of our principal shareholders. This facility holds inventory and assembles finished goods to fulfill customer orders. Production engineering, production management and production services are all accomplished from this facility. This facility is under a lease with approximately 4 years remaining at approximately $6,000 base rent with approximately $2,000 in monthly shared expenses.

ITEM 3. LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no claims that have been brought against us nor have there been any claims threatened.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTCBB in July 2008 under the trading symbol “ALAS.” In January 2014 our trading symbol became “ELED,” which currently trades on the OTCQB.

The table below sets forth reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock. In 2012 we engaged in a reverse stock split whereby every three shares of our Common Stock were exchanged for one share of Common Stock. The prices listed below have been adjusted for such stock split.

Quarter Ended	High	Low

March 31, 2013	$0.10	$0.02
June 30, 2013	$0.27	$0.03
September 30, 2013	$0.73	$0.08
December 31, 2013	$0.67	$0.02

March 31, 2014	$0.15	$0.03
June 30, 2014	$0.067	$0.021
September 30, 2014	$0.038	$0.017
December 31, 2014	$0.03	$0.016

As of April 14, 2015 the closing bid price of our Common Stock was $0.01.

Trading volume in our Common Stock has been very limited since we commenced trading.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Table of Contents	13

As of the date of this Report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

 In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Holders

We had 260 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Pacific Stock Transfer, Inc., Las Vegas, Nevada. Their address is 4045 South Spencer Street Suite 403, Las Vegas, NV 89119. Their phone numbers are (702) 361-3033 and (800) 785-PSTC.

Table of Contents	14

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

We are focused on growing and acquiring specialized LED lighting companies for the architecture and interior design markets for both commercial and residential interiors. The lighting products will include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our objective is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. The management team and advisory board is comprised of experienced executives in the lighting industry with recent specific focus on the LED lighting industry. The group has over 300 years of combined experience in this industry.

Effective July 2, 2014, we consummated agreements to acquire Energie in exchange for the issuance of 33,000,000 shares of our Common Stock, representing approximately 73.33% of our outstanding shares at the time of issuance. As a result of this transaction we changed our name to Energie Holdings, Inc.

We are engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our current business commenced on November 29, 2001.

Our principal place of business is located at 4885 Ward Road, Suite 300, Wheat Ridge, Colorado, telephone (720) 963-8055. We also maintain a production and assembly facility in Zeeland, Michigan. Our website is www.energieholdings.com.

Table of Contents	15

The following selected comparative financial information for the years ended December 31, 2014 and 2013 have been derived from and should be read in conjunction with our financial statements for the years ended December 31, 2014 and 2013 included in this Report.

Results Of Operations

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

	Year ended December 31,
	2013	2014	Change	%
Sales revenue	$1,733,373	$756,385	$(976,988)	(56)%
Cost of revenue	(851,271)	(407,680)	443,591	(52)%
Gross profit	882,102	348,705	(533,397)	(60)%

Total operating expenses	2,286,567	3,288,093	1,001,526	44%

Interest expense	(421,787)	(760,849)	(339,062)	80%
Other income (expense)	206,783	(13,055)	(219,838)	(106)%

Net loss	$1,619,469	$3,713,292	$(2,093,823)	129%

Sales revenue decreased by $976,988 during the year ended December 31, 2014 compared to 2013 due to the overall softness in the commercial construction industry and the accelerated shift to LED fixtures that we were not able to keep up with due to an overall lack of funding necessary for development and product launch costs. Cost of revenue decreased proportionally to the decrease in revenues.

Operating expenses

	Year ended December 31,
	2013	2014	Change	%
Research and development	$188,495	$235,172	$46,677	25%
Sales and marketing	452,127	295,643	(156,484)	(35)%
General and administrative	1,645,945	1,779,878	133,933	8%
Impairment	—	977,400	977,400	-%
	$2,286,567	$3,288,093	$1,001,526	44%

This increase in operating expenses was driven by the impairment of our long-lived assets in 2014. Additionally, we incurred an increase in professional fees as a result of the Merger and Share Exchange discussed hereinabove. We expect that professional fees will continue to increase in the future as a result of our status as a report company, as well as our anticipated acquisitions. These additional expenses were partially offset by decreases in most other categories as we tried to control spending due to a limitation of funding.

Interest expense increased by $339,062. This increase is due to additional debt of approximately $1,328,000.

Other income (expense) consists primarily of miscellaneous income. Other income is offset by the expense associated with factoring our accounts receivable.

Liquidity and Capital Resources

At December 31, 2014 we had cash and cash equivalents of $43,879.

Table of Contents	16

At December 31, 2014, we had current assets, comprising primarily of cash, accounts receivable and inventory, of $388,169 and current liabilities of $5,174,925, resulting in a working capital deficit of $4,786,756.   We have experienced losses since our inception and had an equity deficit of $(7,657,359) at December 31, 2014.   This raises substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Net cash used in operating activities was $487,327 during the year ended December 31, 2014, compared to $725,433 during the year ended December 31, 2013.  We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

Cash flows used in investing activities were $33,026 during the year ended December 31, 2014 and $0 for the similar period in 2013.

Cash flows provided by financing activities were $526,358 and $704,136 during the years ended December 31, 2014 and 2013 and related to additional borrowings under existing debt agreements.

We have various outstanding promissory notes payable to related parties, aggregating $3,840,749 at December 31, 2014. Interest accrues on these notes at rates between 6% and 24% per annum. See “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” below.

We believe that our principal difficulty in our inability to successfully generate profits has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $1,500,000 in additional working capital to be utilized for development and launching of new products for Energie, as well as funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense.  As of the date of this Report other than as disclosed below we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

On July 2, 2014, we issued 33,000,000 unregistered shares of Common Stock in exchange for 100% ownership interest in Energie. This transaction resulted in the owners of Energie obtaining a majority voting interest in Holdings. The merger of Energie into Holdings results in Energie having control of the combined entity. Accordingly, this is considered to be a capital transaction, rather than a business combination, equivalent to the issuance of ownership interests by Energie for the net assets of Holdings, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

Table of Contents	17

On July 16, 2014 we entered into an Investment Agreement and Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”). Pursuant to the Investment Agreement, Dutchess committed to purchase, subject to certain restrictions and conditions, up to $5 million of our Common Stock upon issuance by us of a put to Dutchess at a price equal to ninety-four percent (94%) of the lowest daily VWAP (volume weighted average price) of our Common Stock during the five (5) consecutive Trading Days beginning on the Put Notice Date and ending on and including the date that is four (4) Trading Days after such Put Notice Date. The Put Amount shall be equal to up to either 1) two hundred percent (200%) of the average daily volume (U.S. market only) of the Common Stock for the three (3) Trading Days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or 2) one hundred thousand dollars ($100,000). The obligation of Dutchess to purchase our shares is contingent upon our filing of a registration statement registering the shares of our Common Stock with the US Securities and Exchange Commission and such registration statement being declared effective, as well as our Common Stock continuing to be listed for trading, among other things. We filed such a registration statement with the SEC on October 6, 2014 and it became effective on November 7, 2014. Since effectiveness we transferred 2,000,000 shares of our common stock for no proceeds. We will receive proceeds when we make notice to Dutchess to sell these shares. The market price of the 2,000,000 shares was $40,000, based on the trading price on the date of transfer. If we do not make notice to Dutchess, these shares will be returned to us at the end of the 36 month contractual period. As of December 31, 2014, we had not made notice to Dutchess to sell any of these shares. Accordingly, the net impact to our stockholders equity is zero.

Also, in the second half of 2014, we entered into four Securities Purchase Agreements with KBM Worldwide, Inc., (“KBM”) wherein we agreed to issue 8% convertible promissory notes in the principal amount of $182,500. The notes may be converted into shares of our Common Stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our Common Stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incur interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted KBM the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing.

In December 2014 we entered into a Securities Purchase Agreement, Convertible Note and other ancillary documents with LG Capital Funding LLC, (“LG”) wherein we agreed to issue an 8% convertible  promissory  note in the principal amount of $35,000. The note is convertible into shares of our common stock at any time beginning 180 days from the date of the note at a price equal to 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The note contains additional terms and conditions normally included in instruments of this kind .

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014 and 2013.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Table of Contents	18

Recently Issued Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulate effect recognized as of the date of the initial application. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	F-1

ENERGIE HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$43,879	$37,874
Receivables, net	27,337	38,025
Inventory, net	248,662	414,308
Prepaid expenses and other	68,291	15,922
Total current assets	388,169	506,129

Noncurrent assets:
Intangible assets, net	—	1,119,550
Property and equipment, net	—	23,421
Deposits	22,611	11,695
Total noncurrent assets	22,611	1,154,666

Total assets	$410,780	$1,660,795

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,228,645	$569,431
Accrued liabilities	572,973	149,562
Debt, current portion	2,373,307	3,938,496
Total current liabilities	5,174,925	4,657,489

Debt, long-term portion	2,893,214	—
Total liabilities	8,068,139	4,657,489

Commitments and contingencies (Note 9)	—	—

Equity:
Common stock, $.0001 par value; 250,000,000 shares authorized; 53,816,667 shares issued and outstanding at December 31, 2014	5,182	—
Additional paid-in capital	1,848,172	—
Accumulated deficit	(9,510,713)	—
Members’ deficit (Energie, LLC)	—	(2,996,694)
Total deficit	(7,657,359)	(2,996,694)

Total liabilities and equity	$410,780	$1,660,795

See accompanying notes to consolidated financial statements.

Table of Contents	F-2

 ENERGIE HOLDINGS, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013

Revenue	$756,385	$1,733,373
Cost of revenue	407,680	851,271
Gross profit	348,705	882,102

Operating expenses:
Research and development	235,172	188,495
Sales and marketing	295,643	452,127
General and administrative	1,779,878	1,645,945
Impairment of long-lived assets	977,400	—
Total operating expenses	3,288,093	2,286,567

Loss from operations	(2,938,388)	(1,404,465)

Other income (expense):
Interest expense	(760,849)	(421,787)
Other	(13,055)	206,783
Other income (expense), net	(773,904)	(215,004)

Net loss	$(3,713,292)	$(1,619,469)

Net loss per common share (Note 11):
Basic and diluted	$(0.09)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	42,392,913	32,339,542

See accompanying notes to consolidated financial statements

Table of Contents	F-3

 ENERGIE HOLDINGS, INC.

Consolidated Statements of Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Deficit	Members’ Deficit (Energie LLC)	Total
December 31, 2012	—	$—	$—	$—	$(1,267,559)	$(1,267,559)

Net loss	—	—	—	—	(1,619,469)	(1,619,469)

Member activity	—	—	—	—	(109,666)	(109,666)

December 31, 2013	—	—	—	—	(2,996,694)	(2,996,694)

Energie LLC activity, six months ended June 30, 2014:
Net loss	—	—	—	—	(1,045,239)	(1,045,239)
Member activity	—	—	—	—	(115,512)	(115,512)

Impact of share exchange:
Member equity reclassified as accrued interest	—	—	—	—	(110,197)	(110,197)
Member equity reclassified as debt	—	—	—	—	(366,738)	(366,738)
Change in capital structure	51,400,000	524,604	1,320,000	(6,842,660)	4,634,380	(363,676)

Change in par value from $0.01 to $0.0001	—	(508,860)	508,860	—	—	—

Common stock issued for services	416,667	42	8,708	—	—	8,750

Shares reserved for issuance (Note 8)	2,000,000	—	—	—	—	—

Consolidated loss, six months ended December 31, 2014	—	—	—	(2,668,053)	—	(2,668,053)

December 31, 2014	53,816,667	$5,182	$1,848,172	$(9,510,713)	$—	$(7,657,359)

See accompanying notes to consolidated financial statements

Table of Contents	F-4

 ENERGIE HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
Operating Activities:
Net loss	$(3,713,292)	$(1,619,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,597	238,053
Impairment of long-lived assets	977,400	—
Amortization of debt issuance costs	3,334	—
Common stock issued for services	8,750	—
Expense converted to debt	774,167	421,787
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	10,688	258,587
Inventory	165,646	12,099
Prepaid expenses	(66,619)	33,045
Accounts payable	840,788	(59,419)
Accrued liabilities	313,214	(10,116)
Net cash used in operating activities	(487,327)	(725,433)

Investing Activities:
Intangible assets	(32,776)	—
Property and equipment	(250)	—
Net cash used in investing activities	(33,026)	—

Financing Activities:
Proceeds from debt	758,719	782,053
Payments of debt	(232,361)	—
Member activity	—	(77,917)
Net cash provided by financing activities	526,358	704,136

Net change in cash	6,005	(21,297)

Cash, beginning of period	37,874	59,171

Cash, end of period	$43,879	$37,874

Cash paid for:
Interest	$103,712	$—
Income taxes	—	—

See accompanying notes to consolidated financial statements.

Table of Contents	F-5

 ENERGIE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Formation of the Company

On December 31, 2013, Energie Holdings, Inc. (“we,” “us,” “our,” the “Company,” or “Holdings”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter referred to as, “Energie”). The Share Exchange Agreement was effective until July 2, 2014, upon meeting or waiving a variety of conditions subsequent. Upon effectiveness, Holdings issued 33,000,000 “restricted” shares of its common stock, representing approximately 65% of the then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. This transaction is considered to be a capital transaction, rather than a business combination, equivalent to the issuance of ownership interests by Energie for the net assets of Holdings, accompanied by a recapitalization (the “Share Exchange”). The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

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

Energie was founded in 2001 and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Wheat Ridge, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan.

Basis of Presentation

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the six months ended December 31, 2014.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Table of Contents	F-6

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $7,657,359 and a working capital deficit of $4,786,756 as of December 31, 2014, and have reported net losses of $3,713,292 and $1,619,469, respectively, for the years ended December 31, 2014 and 2013.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, attract additional capital and, ultimately, upon our ability to develop future profitable operations. We intend to fund our business development, acquisition endeavors and operations through equity and debt financing arrangements. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding

Although we are past due on our required payments under our debt agreements, the lenders have not made demand for repayment of the principal and interest due. If demand for payment is made by one or multiple vendors, we would experience a liquidity issue as we do not currently have the funds available to pay off these debts. While we have entered into extensions with several of our lenders, there can be no assurances that any of the lenders will be cooperative or that if they are willing to provide extensions or forbearances, that the terms under which they may be willing to provide them will be favorable to us.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Primarily, the consolidated balance sheet reclassifications relate to our factoring of accounts receivable and classifying unpaid interest as an accrued liability rather than as debt. Prior year presentation included factored accounts receivable balances in accounts receivable and an offsetting amount of debt to the factoring counterparty. Current year presentation eliminates accounts receivable balances that have been sold to the factoring counterparty, and a net receivable or liability with the factoring counterparty, representing the amount due from or due to the factoring counterparty. We have also updated the presentation of our statement of operations to include captions that better represent our operations.

Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.

Accounts receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to Other income (expense) in the consolidated statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers.

Table of Contents	F-7

At our discretion, we may sell our accounts receivable with recourse in order to accelerate the receipt of cash. Upon the sale of selected accounts receivable, title transfers to the counterparty to the factoring agreement, we receive 85% of the face amount sold, and we remove the account receivable from our balance. We pay a commission and, if the balance is not collected by the counterparty within 30 days, a factoring fee. We are responsible for repaying the factoring counterparty for any amounts they are unable to collect. The factoring counterparty retains a reserve in the event the amount they ultimately collect is less than the amount paid to us. Depending on the volume of activity and uncollected accounts, therefore, we may have a receivable from or a liability to the factoring counterparty.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method (“FIFO”) to determine cost. We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary. We also estimate and maintain an inventory reserve, as needed, for such matters as obsolete inventory, shrink and scrap.

Intangible assets

Our intangible assets consist of the following:

UL Listings – Energie has over 20 Underwriter’s LaboratoriesTM (“UL”) files, which include UL Listings for over 14,000 products for sale in the United States and Canada. UL is an independent safety testing laboratory. A UL Listing means that UL has tested representative samples of the product and determined that it meets UL’s requirements. These requirements are based primarily on UL’s published and nationally recognized standards for safety. UL’s testing certifies the design, construction and assembly of the certified products. UL Listings do not expire as long as the product certified is not materially changed. Ownership of a UL Listing may also be transferred between companies. Most customers in the lighting industry will only buy UL listed products.

Trademarks – Energie is a registered trademark.

Marketing and design – These consist of engineering and marketing materials covering the majority of our product offerings.

Intangible assets are recorded at the cost to acquire the intangible, net of amortization over their estimated useful lives on a straight-line basis. We determine the useful lives of our intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations that could impact the useful life of the asset, and other economic factors, including competition and specific market conditions.

Property and equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of our assets, which are reviewed periodically.

Impairment of long-lived assets

When facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized, if any, is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We may use a variety of methods to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

Table of Contents	F-8

We have the option to perform a qualitative assessment of long-lived assets prior to completing the impairment test described above. We must assess whether it is more likely than not that the fair value of the long-lived assets is less than their carrying amount. If we conclude that this is the case, we must perform the test described above. Otherwise, we do not need to perform any further assessment.

As a result of applying the above procedures, we fully impaired our long-lived assets during the year ended December 31, 2014.

Warranty reserve

We provide limited product warranty for one year on our products and, accordingly, accrue an estimate of the related warranty expense at the time of sale, included in Accrued liabilities on the consolidated balance sheets.

Convertible debt

We first evaluate our convertible debt to determine whether the conversion feature is an embedded derivative that requires bifurcation and derivative treatment. Based on our analysis, we determined derivative treatment was not required. We then evaluate whether the conversion feature is a beneficial conversion feature. Our convertible debt is treated as a liability and permits settlement in cash. Accordingly, in order to determine the value of the conversion feature, we compared the estimated fair value of the convertible debt to the fair value of debt that did not have the conversion feature. Based on this analysis, we concluded that the value of the conversion feature was immaterial.

Equity

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. Accordingly, the equity presented prior to the effective date of the Share Exchange is that of Energie, LLC. Subsequent to the effective date of the Share Exchange, July 2, 2014, the equity presented represents the equity of Energie Holdings, Inc.

Revenue recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

•	Persuasive evidence of an arrangement exists – our customary practice is to obtain written evidence, typically in the form of a sales contract or purchase order;
•	Delivery – when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations, such as installation;
•	The price is fixed or determinable – prices are typically fixed at the time the order is placed and no price protections or variables are offered; and
•	Collectability is reasonably assured – we typically work with businesses with which we have a long standing relationship, as well as monitoring and evaluating customers’ ability to pay.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the consolidated balance sheets.

Shipping and handling

Payments by customers to us for shipping and handling costs are included in revenue on the consolidated statements of operations, while our expense is included in cost of revenues. Shipping and handling for inventory and materials purchased by us is included as a component of inventory on the consolidated balance sheets, and in cost of revenues in the consolidated statements of operations when the product is sold.

Table of Contents	F-9

Research and development costs

Internal costs related to research and development efforts on existing or potential products are expensed as incurred. External costs incurred for intangible assets, such as UL listing costs and attorney fees for patents, are capitalized.

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2014 and 2013, determined that there were no material uncertain tax positions.

Prior to the Share Exchange, we were a limited liability company (“LLC”), which is treated as a partnership for income tax purposes, where all tax obligations flow through to the owners of the LLC during the period in which income taxes were incurred.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and the amount due, if any, from our factoring counterparty. For the years ended December 31, 2014 one customer represented more than 14% of our revenues, and as of December 31, 2014, one customer represented 27% of our gross accounts receivable balance.

Fair value of financial instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of our long-term debt approximates fair value, because the interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

Reportable segments

We have identified our operating segments, our chief operating decision maker (“CODM”), and the discrete financial information reviewed by the CODM. After evaluating this information, we have determined that we have one reportable segment.

Table of Contents	F-10

Recently Issued Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The amendment may be applied retrospectively to each prior period presented or retrospectively with the cumulate effect recognized as of the date of the initial application. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

Note 2 – Recapitalization

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

The accompanying consolidated statements of operations include the results of the Share Exchange Agreement from the share exchange date of July 2, 2014. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2013, are as follows:

	Year ended December 31,
	2014	2013
Pro forma results:
Total net revenues	$756,385	$1,733,373
Net loss	(3,987,209)	(1,803,768)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.04)

The assets and liabilities of Holdings on the effective date of the Share Exchange Agreement were as follows:

Accounts payable	$363,676

Preferred stock	—
Common stock	194,604
Additional paid-in capital	91,046,859
Accumulated deficit	(91,605,139)
Total stockholders’ deficit	$(363,676)

Table of Contents	F-11

Note 3 – Receivables

Receivables consist of the following:

	December 31,
	2014	2013
Customer receivables	$41,234	$52,916
Less: Allowance for uncollectible accounts	(13,897)	(14,891)
	$27,337	$38,025

Note 4 – Inventory

Inventory consists of the following:

	December 31,
	2014	2013
Raw materials	$420,424	$418,796
Less: Reserve	(171,762)	(4,488)
	$248,662	$414,308

Note 5 – Intangible Assets

Intangible assets consist of the following:

	December 31,		Estimated Useful Life
	2014	2013	(Years)
UL Listings and trademarks	$—	$1,639,840	15
Marketing and design	—	723,795	3-5
	—	2,363,635
Less: accumulated amortization	—	(1,244,085)
	$—	$1,119,550

Amortization expense for the years ended December 31, 2014 and 2013, was $179,431 and $227,267, respectively. We recorded impairment expense of $972,895 during the year ended December 31, 2014.

For the year ended December 31, 2014, we determined that the carrying value of our intangible assets was greater than their estimated fair value and recorded an impairment loss of $972,895. Fair value was estimated using discounted, estimated future cash flows, which were projected based on recent, actual results. The estimated future cash flows did not include the benefit of additional capital or acquisitions, as there can be no assurance that they will occur.

Table of Contents	F-12

Note 6 – Property and Equipment

Property and equipment consists of the following:

	December 31,		Estimated Useful Life
	2014	2013	(Years)
Computers and software	$—	$210,849	5
Office furniture and fixtures	—	70,245	7
Leasehold improvements	—	57,025	5
Tooling and equipment	—	23,633	5
	—	361,752
Less: accumulated depreciation	—	(338,331)
	$—	$23,421

Depreciation expense for the years ended December 31, 2014 and 2013, was $19,166 and $10,786, respectively. We recorded impairment expense of $4,505 during the year ended December 31, 2014.

For the year ended December 31, 2014, we determined the carrying value of our property and equipment was greater than their estimated fair value and recorded an impairment loss of $4,505. Fair value was estimated using discounted, estimated future cash flows, which were projected based on recent, actual results. The estimated future cash flows did not include the benefit of additional capital or acquisitions, as there can be no assurance that they will occur.

Note 7 – Debt

Debt consists of the following:

		December 31,
Description	Note	2014	2013
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	580,000	550,347
Investor debt	C	267,787	267,787
Related party debt	D	3,840,749	2,965,863
Other notes payable	E	57,692	60,836
Cash draw agreements	F	255,793	46,663
Convertible promissory notes	G	217,500	—
Total		5,266,521	3,938,496
Less: current portion		2,373,307	3,938,496
Debt, long-term portion		$2,893,214	$—

A – Line of Credit – We utilized this bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder.

B – Note Payable to Distribution Partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable. The December 31, 2013, balance represents the outstanding principal balance plus 5% annual interest due on a 2007 promissory note with 5% annual interest.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at December 31, 2014, and Energie at December 31, 2013. These loans are not collateralized. All have been renegotiated to have a maturity of December 31, 2014. The following summarizes the terms and balances of the investor debt:

Table of Contents	F-13

December 31,
2014	2013	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
10,000	10,000	24%
$267,787	$267,787

D – Related Party Debt – The following summarizes notes payable to related parties.

	December 31,
	2014	2013	Interest Rate
D1	$3,152,231	$2,413,752	6%
D2	497,130	448,611	12%
D3	34,888	—	12%
D4	156,500	103,500	24%
Total	$3,840,749	$2,965,863

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into in December 2014, with monthly principal and interest payable through November 2017. The 2014 notes aggregated the previous notes payable, accrued interest and accounts payable. The 2014 notes are not convertible. The previous note agreement gave Symbiote, at its option at any time after default, the right to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. Symbiote holds the largest ownership percentage in Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services.

We evaluated the agreement for derivatives and determined that it does not qualify for derivative treatment for financial reporting purposes, because the agreement relates to our own equity, and the debt and the equity are not closely related. We also determined this does not qualify as a beneficial conversion feature. Accordingly, the 2013 balance was reported at the carrying amount.

D2 – Note payable to an executive vice president, entered into in December 2014, with monthly principal and interest payable through November 2017. The 2014 note aggregated the previous note payable, accrued interest and accounts payable.

D3 – Note payable to our chief executive officer (“CEO”), entered into in December 2014, with monthly principal and interest payable through November 2015.

D4 – Notes payable to the spouse of our CEO, due upon demand.

E – Other Notes Payable – Represents the outstanding principal balance on two separate notes bearing interest at approximately 12% annually. Although we are past due on our required payments, the loan holders have not made demand for repayment of the principal and interest due. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $332,184 as of December 31, 2014. The maturity dates of the agreements range from April to October 2015.

Table of Contents	F-14

G – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory notes with interest of 8% annually, due June 2015. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

The future maturities of debt are as follows:

Year ending December 31,
2015	$2,373,307
2016	1,300,211
2017	1,373,003
2018	120,000
2019	100,000
$5,266,521

Note 8 – Equity

We have authorized 5,000,000 shares of preferred stock at $0.0001 par value, with no shares issued and outstanding as of December 31, 2014. Upon issuing preferred stock, if any, the terms of each tranche of issuance may be determined by our board of directors, including dividends and voting rights.

In July 2014, we entered into an agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”), under which Dutchess has agreed to purchase from us 5,000,000 shares of our common stock, up to $5 million, during a 36 month period commencing on the date a Registration Statement on Form S-1 was declared effective, November 7, 2014. We will sell these shares to Dutchess at a price equal to 94% of the lowest daily volume weighted-average price of our common stock during the five consecutive trading days beginning on the day we make notice to Dutchess and ending on and including the date that is four trading days after such notice. We have the right to withdraw all or any portion of any put before the closing, subject to certain limitations. As part of the agreement with Dutchess, we transferred 2,000,000 shares of our common stock for no proceeds. We will receive proceeds when we make notice to Dutchess to sell these shares. The market price of the 2,000,000 shares was $40,000, based on the trading price on the date of transfer. If we do not make notice to Dutchess, these shares will be returned to us at the end of the 36 month contractual period. As of December 31, 2014, we had not made notice to Dutchess to sell any of these shares. Accordingly, the net impact to our stockholders equity is zero.

Note 9 – Commitments and Contingencies

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

Table of Contents	F-15

Future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2014, are as follows:

2015	$166,545
2016	168,811
2017	142,752
2018	28,890
$506,998

Note 10 – Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2014	2013
Current tax provision
Federal	$(775,545)	$—
State	(100,938)	—
	(876,483)	—
Deferred tax provision
Federal	775,545	—
State	100,938	—
	876,483	—
	$—	$—

The components of net deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2014	2013
Current deferred tax asset (liability):
Inventory reserve	$66,000	$—
Warranty reserve	7,109	—
Net operating loss carryforward	876,483	—
Valuation allowance	(949,592)	—
	—	—
Long-term deferred tax asset (liability)
Long-lived assets	136,132	—
Valuation allowance	(136,132)	—
	—	—
Net deferred tax asset (liability)	$—	$—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

Table of Contents	F-16

	Year ended December 31,
	2014	2013
Income tax benefit at statutory rate	$(1,262,519)	$—
State income tax, net of Federal benefit	(113,471)	—
Change from LLC to C Corp	284,869	—
Other	5,477	—
Valuation allowance	1,085,644	—
	$—	$—

Note 11 – Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. In a net loss position, however, potential securities are excluded, because they are considered anti-dilutive. Since Energie, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Share Exchange on July 2, 2014. Accordingly, we have prepared the calculation of Net Loss Per Share using the weighted-average number of common shares of Holdings that were outstanding during the year ended December 31, 2014. Additionally, Holdings did not exist in 2013, so for the year ended December 31, 2013, we have used the weighted-average number of common shares of Holdings that were outstanding for the year ended December 31, 2014, so that a comparison of net loss per share may be presented.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2014	2013
Net loss available for stockholders	$(3,713,292)	$(1,619,469)
Weighted average outstanding shares of common stock	42,392,913	32,339,542
Dilutive effect of securities	—	—
Common stock and equivalents	42,392,913	32,339,542

Net loss per share – Basic and diluted	$(0.09)	$(0.05)

There are no dilutive instruments outstanding during the years ended December 31, 2014 and 2013.

Table of Contents	F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of December 31, 2014, because of the material weaknesses described below.

Inherent Limitations over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of our internal control over financial reporting based on the criteria set forth in Intern Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on their assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2014.

The material weaknesses in internal control over financial reporting were as follows: (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; (c) we have not implemented adequate system-based and manual controls; and (d) we do not have an audit committee.

Remediation Plan

We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls over financial reporting will be effective in the near future.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2014, we engaged third party consultants to review transactions for appropriate technical accounting, reconcile material accounts, review significant transactions and prepare our financial statements.

Table of Contents	19

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name (1)	Age	Position
Harold Hansen	66	President, Chief Executive Officer and Director
Richard Cole Dennard	36	Chief Financial Officer
Thomas H. Rockers	67	Corporate Secretary

(1)	Lee Barratt and Veda Clark resigned their positions as Corporate Secretary and Chief Development Officer, respectively, in March 2015. No replacement has been appointed for Ms. Clark as of the date of this report. Ms. Clark remains as a member of our Advisory Board.

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

There are no family relationships between any of our former or current officers and directors.

Following is biographical information of our current management:

Resumes:

Harold (Hal) Hansen: President, Chief Executive Officer and Director. Mr. Hansen was appointed to his positions with our Company in April 2014. Since September 2011 he has also been the founder, CEO and Managing Member of Énergie, LLC. He has held senior executive-level positions in general management, marketing, product development, sales management, and in product, market, and corporate development for major U. S. companies. Mr. Hansen has had additional experience in international business projects in Canada, Mexico, Western Europe, and in the People's Republic of China. He has a broad background in the development and implementation of strategic and tactical marketing and business plans as well as in the development and delivery of the education, training, and communication programs needed to implement the plans. As a business consultant since 1983, he helped companies (ranging from divisions of large multi-national manufacturers and service organizations to start-ups) increase their sales volume and profitability. Along with a consulting engagement with Peerless Lighting, he has developed international lighting importing projects for Zumtobel/Staff and ERCO before becoming the temporary Vice President of Marketing and Sales for Focal Point Lighting. During these projects he designed and implemented programs that established and implemented new or expanded entries of international lighting into the US market. Mr. Hansen devotes substantially all of his time to our affairs.

Table of Contents	20

Richard Cole Dennard: Chief Financial Officer. Mr. Dennard acts as our Chief Financial Officer on a contract basis since July 2014. He has worked with Énergie, LLC since early 2012. He is a seasoned accounting and finance professional with a diverse background in a variety of industries, including companies in the manufacturing, distribution, energy services, insurance and professional services industries. Mr. Dennard worked in the assurance practice at Deloitte & Touche LLP for seven years. For the last 5 years, Mr. Dennard has been a partner for a regional consulting firm. He devotes only such time as necessary to our business, which does not exceed 20% of his business activities.

Thomas H. Rockers, was appointed as our Corporate Secretary in March 2015. Prior to his appointment, from 2003 through July 2012, when he retired, Mr. Rockers was the Chief Executive Officer of St. Anthony’s Medical Center, in St. Louis, MO, where he increased net revenues from $300 million, to $500 million. Mr. Rockers was also CEO of the Alliance in Denver, CO from 1998-2002, where he grew that company from $5 million to $40 million. Mr. Rockers received a Masters’ degree in Health Care Administration from the University of Minnesota in 1972 and a Bachelor of Science degree from South Dakota State University in 1969. He devotes only such time as necessary to our business affairs, which is not expected to exceed 20% of his time.

Business Advisory Group:

Our Business Advisory Group is made up of selected professionals who will provide strategic and operational guidance to our executive team as well as the executives and managers of our subsidiaries. They are not employees but will be contracted to perform specific projects as needed.

Philip Mercorella (70) Mr. Mercorella has extensive experience in public and private companies as well as with private equity firms. He served for 22 years with Herman Miller Inc., and is now retired from that company. His positions ranged from Executive Vice- President, Herman Miller, Inc. (Parent Company) to being an Officer and Chief Executive of several subsidiaries. Mr. Mercorella’s private equity/operating partner involvements include Goldner, Hawn, Johnson & Morrison, Minneapolis, MN; Parallel Investment Partners- Dallas, TX., Genuity Capital Partners- Toronto, Canada and Nicollet Capital Investors- Minneapolis, MN.. He is currently serving as a Chairman of the Board of Directors and operating partner with Flower Group Inc. (One Floral) Ontario, Canada. He holds degrees from St. Francis College, BBA Management and Pennsylvania State University, MBA Marketing. He has also been a faculty member at Penn State.

Andrew Hurry (46) Mr. Hurry is a senior banker with over 20 years of strategic advisory and transactional experience. His strengths include applying a unique combination of a pragmatic scientific, engineering and finance background to complex situations across environmental, telecom, healthcare and other industries. Mr. Hurry is currently a FINRA Registered Representative with the Denver based investment bank The Yale Group. Prior to joining The Yale Group, Mr. Hurry was a principal at Grayson & Associates, a merchant banking firm focusing on medical related technology investments. Before Grayson, he was a Senior Project Manager in Europe for global environmental consulting firms with his role focusing on business development, environmental due diligence and natural resource development. Mr. Hurry holds an MBA from the University of London, England, an M.Sc. from University College London and a B.Sc. from the University of Glasgow, Scotland.

Table of Contents	21

Mitchell Kohn (60) Mr. Kohn is president of Mitchell B. Kohn Lighting Design, with Chicago area offices in Highland Park, Illinois, specializing in lighting design for corporate, commercial, institutional, and high-end residential environments. With over 30 years of experience, he has successfully completed over 500 projects throughout the world. In addition to consulting to corporations and architectural and design firms world-wide, Kohn is a frequent lecturer on various lighting subjects with courses registered with both the AIA and IIDA. He has been a consultant to several domestic and international lighting manufacturers applying his expertise to product development and marketing. He has been published extensively on both technical subjects as well as design projects which have included discussions on glare control, energy saving techniques, task lighting, sustainability, and visual performance. He has been named a Fellow of both the International Association of Lighting Designers (IALD), and the Illuminating Engineering Society (IES), for which he served as Chairman of their Office Lighting Committee, responsible for developing and maintaining ANSI lighting standards for 15 years. He has served on the Board of Directors of the IALD, the IALD Education Trust, the National Council on Qualifications for the Lighting Professions (NCQLP), and Lightfair International. For his architectural lighting designs, Mr. Kohn has also been the recipient of the International Illumination Design Award of Distinction, and the IES Award of Excellence, their highest design award recognition, a General Electric Edison Award, an IALD Design Citation, and a U.S. Patent for developments in the field of task lighting. He also served as writer and editor of Lighting Focus, a quarterly lighting supplement to Interiors Magazine and Architecture Magazine.

Veda Ferlazzo Clark (60) was our Chief Development Officer until her resignation in March 2015, a position she assumed in July 2014. Ms. Clark is an experienced leader combining general management, operating experience, board governance, and consulting background within a broad range of industries including technology products, software, LED lighting, and manufacturing. She has a consistent record of aligning strategy and operations to meet revenue and profit targets, customer needs, and market opportunities. Ms. Clark is adept at driving new technology and innovation, developing a culture of accountability and continuous improvement, and leading sustainability and energy efficiency mandates, both in terms of products and operations. She is a collaborative, analytical leader known for setting clear strategic direction, actionable operating plans, and key performance indicators that drive productivity and employee engagement at all levels. We believe her successful experience as President and Chief Executive Officer, Director and ESOP Trustee of Litecontrol Corp., as well as CEO of other technology companies will be critical to our success in acquisitions and growth of our target companies. Ms. Clark is a Six Sigma Black Belt. She was selected to join the executive program of the NEW ENGLAND CLEAN ENERGY COUNCIL’S Leading Clean Energy Ventures. She holds a Master of Business Administration from Boston University

Key Employees

Justin Kerns (39): Co-Founder of Energie LLC and Chief Operating Officer of Energie LLC. Mr. Kerns co-founded Énergie, LLC in 2001 and has recently returned to the company. From 2001-2011 he spearheaded product development and operational activities of the business helping to transition it from a startup into a mature and successful enterprise. As part of that process, he drove technical design and compliance both internally and with Énergie, LLC’s international partners and domestic sales partners. With his return as COO he leads all engineering, product development, operations and manufacturing activities. Prior to founding Énergie, he attended University of Colorado Boulder and obtained a BS in Architectural Engineering with emphasis in Illumination. He then worked in the lighting industry as a lighting designer with ABS Consultants, Marketing Program Manager for Peerless Lighting and then consulted with numerous lighting manufacturers on product strategy with Business Development International. For the past few years he was Director of Engineering at a computer data center power startup, Zonit Structured Solutions. He devotes substantially all of his time to our affairs.

Table of Contents	22

Joe Durzo Ph.D. (69) is Executive Vice President of Energie LLC, our wholly owned operating subsidiary. Mr. Durzo is responsible for marketing at Énergie LLC. As a principle at Durzo Development Group LLC, he worked with clients on customer experience, marketing, sales, and sales support. For nine years prior to joining Énergie, Joe was Senior Vice President and Chief Learning Officer at Archstone-Smith, one of the nation’s leading owners and operators of apartments. In that role, Joe and his organization partnered with the operations leadership team to create, implement and enhance the brand and customer service culture. He and his team developed customer experience measurement systems, improved customer-centered operating processes and implemented company-wide initiatives ranging from new software systems to customer service programs. Joe also pioneered the development of the leadership development programs and was instrumental in the development of both leasing and service team learning programs. Joe has more than 25 years of experience helping organizations develop programs and implement strategic initiatives focused on customer-centered change in multi-family, health insurance, manufacturing, and financial services organizations. Joe received his Ph.D. from Syracuse University with a special focus on change management. He devotes substantially all of his time to our affairs.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. The offices of President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary are appointed by our Board of Directors, with other officer’s positions being filled by appointment from our President and Chief Executive Officer. Directors are elected by our shareholders. Vacancies on the Board of Directors may be filled by majority vote from the remaining members of the Board of Directors or by a majority vote of our shareholders; in each case directors serve until their earlier resignation or their successors are duly elected and qualified.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Harold Hansen, our sole director, would not be considered independent.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. However, our new management plans to form an audit, compensation and nominating committee in the near future; the implementation of which is likely to be in connection with our next contemplated acquisition. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our board. Although our board has not established any minimum qualifications for director candidates, when considering potential director candidates, our board considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our board.

We do not have a charter governing the nominating process. Our sole director will initially perform the functions of a nominating committee, but is not independent because he is also an officer. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Table of Contents	23

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. There were no changes in the holdings of any individual required to report the same during 2014.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer and directors, in addition to our three most highly compensated employees.   We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

Summary Compensation Table

		Salary	Bonus	Option Awards	All Other Compensation
Name and Principal Position	Year	($)	($)	($)	($)	Total ($)

Harold (Hal) Hansen President, Chief Executive Officer and Director	2013 2014	83,654 156,000	- 100,000	- -	58,326 -	141,980 256,000

Lee Barratt Secretary	2013 2014	- 45,000	- 25,000	- -	- -	- 70,000

Richard Cole Dennard, Chief Financial Officer (1)	2013 2014	27,000 84,000	- -	- -	- -	27,000 84,000

Joe Durzo, Exec VP of Energie LLC	2013 2014	13,000 13,000	- -	- -	- -	13,000 13,000

Justin Kerns, COO of Energie LLC	2013 2014	- 40,500	- -	- -	- 44,100	84,500

(1) This compensation has been accrued, remains unpaid as of the date of this Report and is payable to a consulting form for Mr. Dennard’s services.

Employment Agreements

Prior to the closing of the Share Exchange and in anticipation of closing, we entered into employment agreements with Harold Hansen our President and Chief Executive Officer and Lee Barratt our Corporate Secretary.

Table of Contents	24

Mr. Hansen’s employment agreement is for a term of three years and provides for an increase in annual salary from $83,654 in 2013 to $150,000 per year with increases each year if trailing twelve month sales meet or exceed certain levels. Mr. Hansen is subject to 18 month non-compete / non-solicitation provisions following termination of his employment with us. In addition he is eligible to receive a three year severance package equal to his current compensation at the time of termination in the event of a termination without cause, as defined therein.

We have entered into an independent contractor agreement with NOW CFO, a Denver Colorado-based financial consulting firm, to provide our Treasurer and Chief Financial Officer, Richard Cole Dennard. We plan to enter into an employment agreement with Justin Kerns in the near future once our financial position becomes more secure.  The terms of the Employment Agreement will be decided by our Board of Directors.

Equity Compensation Plan

We have adopted the Energie Holdings, Inc. 2014 Stock Option Plan and have reserved 5,100,000 shares of issuance thereunder (the “Plan”). The Plan includes awards that qualify as performance-based compensation that is exempt from the deduction limitation set forth under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Subject to certain exceptions, Section 162(m) generally limits the corporate income tax deductions to $1,000,000 annually for compensation paid to each of the Chief Executive Officer and our other six highest paid executive officers required to be reported under the proxy disclosure rules.

As of the date of this report no shares or options to purchase any shares have been granted. We believe that the Plan will be an important factor in attracting, retaining and motivating our employees, consultants, agents, and directors. We believe that we need the flexibility both to have an ongoing reserve of Common Stock available for future equity-based awards, and to make future awards in a variety of forms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class(3)

Common	Harold Hansen(1) 4885 Ward Road Suite 300 Wheat Ridge, CO 80033	11,696,631	20.8%
Common	Symbiote, Inc. 300 North Centennial Street Zeeland, Michigan 49464	6,930,940	12.3%
Common	All Officers and Directors as a Group (3 persons)	11,696,631	20.8%

•	Less than 1%
(1)	Officer and/or director of our Company.

Table of Contents	25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND   DIRECTOR INDEPENDENCE

Related Party Transactions

The following includes a summary of transactions since the beginning of our 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $220,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Notes Payable to Related Parties

The following summarizes the terms and balances of the related party notes:

	December 31, 2013	December 31, 2014	Interest Rate
D1	$2,413,752	$3,152,231	6%
D2	448,611	497,130	12%
D3	—	34,888	12%
D4	103,500	156,500	24%
Total	$2,965,863	$3,840,749

D1 – Symbiote, Inc. is one of our principal shareholders. We also incur approximately $150,000 annually for rent expense with them. According to the note agreement, the note holder may, at its option at any time after default, proceed to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. The note was considered to be in default as of December 31, 2013; therefore, the note holder has the right to exercise the conversion option, but has not yet elected to do so. We evaluated the agreement for derivatives and determined that it does not qualify for derivative treatment for financial reporting purposes, because the agreement relates to our own equity and, the debt and the equity are not closely related. We also determined this does not qualify as a beneficial conversion feature. Accordingly, the balance is reported at the carrying amount.

D2 – Is a shareholder and employee.

D3 –Is our Chief Executive Officer.

D4 – Is the spouse of our CEO.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Table of Contents	26

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent accountant, during our fiscal year ended December 31, 2014 and 2013:

	December 31, 2013	December 31, 2014
Audit Fees	$24,500	$37,800
Audit Related Fees	4,050	28,550
Tax Fees	—	—
All Other Fees	—	—
Total	$28,550	$66,350

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2014 and 2013 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees. Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Table of Contents	27

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

The following exhibits have previously been filed with the Securities and Exchange Commission by the Registrant on the dates indicated.

Exhibit Number		Description
2.1	–	Stock Purchase Agreement by and between the Registrant and The Kennedy Company, dated as of February 5, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated as of February 20, 2004)

2.2	–	Agreement and Plan of Merger by and between the Registrant, SRI Acquisition Corp. and Larscom Incorporated, dated as of April 28, 2004 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (File No. 333-116472)

3.1	–	Certificate of Incorporation of Energie Holdings, Inc. (incorporated by reference to Current Reports on Form 8-K dated as of June 10, 2014 and July 2, 2014)

3.2	–	Bylaws of Energie Holdings, Inc. (incorporated by reference to Current Reports on Form 8-K dated as of June 10, 2014 and July 2, 2014)

3.3	–	Certificate of Amendment to Certificate of Incorporation of Energie Holdings, Inc. filed September 18, 2014

10.38	–	Share Exchange Agreement dated December 31, 2013 between Alas Aviation Corp. and OELC LLC, and Shareholders of OELC LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated as of December 31, 2013)

10.39	–	Agreement and Plan of Merger dated January 27, 2014 between Alas Aviation Corp., Alas Acquisition Company and Energie Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K and Form 8-K/A dated as of January 27, 2014)

10.40	–	Investment Agreement dated July 16, 2014 between Energie Holdings, Inc. and Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated as of July 16, 2014)

10.41	–	Registration Rights Agreement dated July 16, 2014 between Energie Holdings, Inc. and Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated as of July 16, 2014)

14.1	–	Registrant’s Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended July 2, 2004)

Table of Contents	28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 14, 2015	ENERGIE HOLDINGS, INC. By: s/ Harold Hansen Harold Hansen, Principal Executive Officer

By: s/ Richard Cole Dennard Richard Cole Dennard, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2015.

s/ Harold Hansen

Harold Hansen, Director

Table of Contents	29