Form 10-K/A
period 2014-12-31
Energie Holdings, Inc.
filed 2015-04-15
CIK 774937

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K/A1

__________________

(Mark one)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

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

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of June 30, 2014 was $816,255.

As of April 10, 2015, the Registrant had 56,123,858 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE

The Registrant filed its Form 10-K report with the SEC on this date. Due to an error, the Independent Accountant’s Audit Report was inadvertently omitted from the filing. It is included herein as page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Energie Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Energie Holdings, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energie Holdings, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 15, 2015

F-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 15, 2015	ENERGIE HOLDINGS, INC. By: s/ Harold Hansen Harold Hansen, Principal Executive Officer

By: s/ Cole Dennard Cole Dennard, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2015.

s/ Harold Hansen

Harold Hansen, Director