Form 10-Q
period 2015-03-31
Energie Holdings, Inc.
filed 2015-05-13
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of May 11, 2015, there were 59,505,676 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

ENERGIE HOLDINGS INC.

Condensed Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$2,643	$43,879
Accounts receivable, net	16,695	27,337
Inventory, net	249,281	248,662
Prepaid expenses and other	52,788	68,291
Total current assets	321,407	388,169

Noncurrent assets:
Other assets	33,929	22,611
Total noncurrent assets	33,929	22,611

Total assets	$355,336	$410,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,606,362	$2,228,645
Accrued liabilities	682,593	572,973
Debt, current portion	2,741,275	2,373,307
Total current liabilities	6,030,230	5,174,925

Debt, long-term portion	2,574,750	2,893,214
Total liabilities	8,604,980	8,068,139

Commitments and contingencies (Note 6)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 or December 31, 2014	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 56,124,359 shares issued and outstanding at March 31, 2015	5,412	5,182
Additional paid-in capital	1,867,942	1,848,172
Accumulated deficit	(10,122,998)	(9,510,713)
Total deficit	(8,249,644)	(7,657,359)

Total liabilities and equity	$355,336	$410,780

 See accompanying notes to condensed consolidated financial statements.

Table of Contents	2

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2015	2014

Sales revenue	$202,395	$164,609
Cost of goods sold	(98,006)	(76,823)
Gross profit	104,389	87,786

Operating expenses:
Research and development	56,870	46,558
Sales and marketing	43,470	37,114
General and administrative	405,705	502,112
Total operating expenses	506,045	585,784

Loss from operations	(401,656)	(497,998)

Other income (expense):
Interest expense	(200,360)	(87,570)
Other	(10,269)	33,245
Other income (expense), net	(210,629)	54,325

Net loss	$(612,285)	$(552,323)

Net loss per common share (Note 8):
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	54,560,257	32,339,542

See accompanying notes to condensed consolidated financial statements

Table of Contents	3

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating Activities:
Net loss	$(612,285)	$(552,323)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	42,254
Amortization of debt issuance costs	(6,332)	—
Common stock issued for services	5,000	—
Expense converted to debt	—	87,570
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	10,642	(38,665)
Inventory	(619)	9,962
Prepaid expenses and other	10,517	7,005
Accounts payable	377,717	252,105
Accrued liabilities	109,620	10,217
Net cash used in operating activities	(105,740)	(181,875)

Investing Activities:
Intangible assets	—	(5,928)

Financing Activities:
Proceeds from debt	280,250	246,994
Payments of debt	(215,746)	—
Member activity	—	(86,649)
Net cash provided by financing activities	64,504	160,345

Net change in cash	(41,236)	(27,458)

Cash, beginning of period	43,879	37,874

Cash, end of period	$2,643	$10,416

Cash paid for: Interest	$77,685	$—

Debt converted to common stock	$15,000	$—

See accompanying notes to condensed consolidated financial statements.

Table of Contents	4

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

Basis of Presentation

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three months ended March 31, 2015 and as of December 31, 2014.

The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2014.

Table of Contents	5

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $8,249,644 and a working capital deficit of $5,708,823 as of March 31, 2015, and have reported net losses of $612,285 and $552,323 for the three months ended March 31, 2015 and 2014, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01 (ASU 2015-01), Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items from U.S. GAAP. The FASB released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. We do not expect the impact of the adoption of ASU 2015-01 to be material to our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 (ASU 2015-02), Consolidation (Topic 810) – Amendments to the Consolidation Analysis. ASU 2015-02 focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. We do not expect the impact of the adoption of ASU 2015-02 to be material to our consolidated financial statements.

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

The accompanying condensed consolidated statements of operations include the results of the Share Exchange Agreement from the share exchange date of July 2, 2014. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2014 are as follows:

Three months ended March 31, 2014
Pro forma results:
Total net revenues	$164,609
Net loss	(725,748)
Net loss per common share:
Basic and diluted	$(0.01)

Table of Contents	6

The assets and liabilities of Holdings on the effective date of the Share Exchange Agreement were as follows:

Accounts payable	$363,676

Preferred stock	—
Common stock	194,604
Additional paid-in capital	91,046,859
Accumulated deficit	(91,605,139)
Total stockholders’ deficit	$(363,676)

Note 3 — Accounts receivable

The following is a summary of accounts receivable:

	March 31, 2015	December 31, 2014

Customer receivables	$29,575	$41,234
Less: Allowance for uncollectible accounts	(12,880)	(13,897)
	$16,695	$27,337

Note 4 — Inventory

The following is a summary of inventory:

	March 31, 2015	December 31, 2014

Raw materials	$362,962	$420,424
Less: reserve	(113,681)	(171,762)
	$249,281	$248,662

Note 5 — Debt

Debt is comprised of the following:

Description	Note	March 31, 2015	December 31, 2014
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	560,000	580,000
Investor debt	C	267,787	267,787
Related party debt	D	3,982,499	3,840,749
Other notes payable	E	55,286	57,692
Cash draw notes	F	200,953	255,793
Convertible promissory notes	G	202,500	217,500
Total		5,316,025	5,266,521
Less: current portion		2,741,275	2,373,307
Debt, long-term portion		$2,574,750	$2,893,214

A – Line of Credit – We utilized this bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder.

Table of Contents	7

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at March 31, 2015 and December 31, 2014. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

March 31, 2015	December 31, 2014	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
10,000	10,000	24%
$267,787	$267,787

D –Related Parties Debt – The following summarizes notes payable to related parties:

	March 31, 2015	December 31, 2014	Interest Rate
D1	$3,254,231	$3,152,231	6%
D2	519,380	497,130	12%
D3	34,888	34,888	12%
D4	174,000	156,500	24%
Total	$3,982,499	$3,840,749

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

Table of Contents	8

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $251,189 as of March 31, 2015. The maturity dates of the agreements range from April to October 2015.

G – Convertible promissory notes – Represents the outstanding principal balance on separate convertible promissory notes to two entities with interest of 8% annually, due at various dates ranging from May through December 2015. At the option of the holders, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the quarter ended March 31, 2015, one of the lenders converted $15,000 of principal into 2,307,692 shares of common stock.

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

Note 7 — Subsequent Events

There are no events subsequent to March 31, 2015 and up to the date of this filing that would require disclosure.

Note 8 — Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Since Energie, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Share Exchange on July 2, 2014. Accordingly, we have prepared the calculation of Net Loss Per Share using the weighted-average number of common shares of Holdings that were outstanding during the three months ended March 31, 2015. Additionally, Holdings did not exist in 2013, so we have used the weighted-average number of common shares of Holdings that were outstanding for the three months ended March 31, 2015, so that a comparison of net loss per share may be presented.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2015	2014
Net loss	$(612,285)	$(552,323)
Weighted average outstanding shares of common stock	54,560,257	32,339,542
Dilutive effect of stock options and warrants	—	—
Common stock and equivalents	54,560,257	32,339,542

Net loss per share – Basic and diluted	$(0.01)	$(0.02)

There are no dilutive instruments outstanding during the three months ended March 31, 2015.

Table of Contents	9

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

We are focused on growing and acquiring specialized LED lighting companies for the architecture and interior design markets for both commercial and residential interiors. The lighting products will include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our objective is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. Our management team and advisory board is comprised of experienced executives in the lighting industry with recent specific focus on the LED lighting industry. This group has over 300 years of combined experience in this industry.

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

Table of Contents	10

Our principal place of business is located at 4885 Ward Road, Suite 300, Wheat Ridge, Colorado, telephone (720) 963-8055. We also maintain a production and assembly facility in Zeeland, Michigan. Our website is www.energieholdings.com.

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three months ended March 31, 2015 and as of December 31, 2014.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2015 and 2014

	Three months ended March 31,
	2015	2014	Change	%
Sales revenue	$202,395	$164,609	$37,786	23%
Cost of revenue	(98,006)	(76,823)	(21,183)	28%
Gross profit	104,389	87,786	16,603	19%

Total operating expenses	506,045	585,784	(79,739)	(14)%

Interest expense	(200,360)	(87,570)	(112,790)	129%
Other income (expense)	(10,269)	33,245	(43,514)	(131)%

Net loss	$(612,285)	$(552,323)	$(59,962)	11%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue, cost of revenue and gross profit each increased for the three months ended March 31, 2015, as compared to the same period in 2014, as a result of increased borrowings which allowed us to increase our funding of revenue generating activities.

Operating expenses

	Three months ended March 31,
	2015	2014	Change	%
Research and development	$56,870	$46,558	$10,312	22%
Sales and marketing	43,470	37,114	6,356	17%
General and administrative	405,705	502,112	(96,407)	(19)%
	$506,045	$585,784	$(79,739)	(14)%

Operating expenses for the three months ended March 31, 2015, as compared to the same period in 2014, decreased primarily due to a) expense relating to the Merger and Share Exchange that occurred in 2014 which did not occur during 2015; and b) the absence of depreciation and amortization of property, plant and equipment and intangible assets as those assets were fully impaired in the fourth quarter of 2014.

Table of Contents	11

Other

Increased interest expense resulted from our increase of debt to approximately $5,300,000, an increase of approximately $1,000,000 over 2014 levels. We have been using debt financing to provide supplemental cash to fund our operations.

Other income (expense) consisted of bank fees and expenses associated with factoring our accounts receivable, which had decreased activity in the three month period ended March 31, 2015, compared to the same period in 2014, as we move towards collecting our receivables rather than factoring them. In addition, we received additional management fees in 2014 as compared to the similar three month period ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015, we had $2,643 in cash. We have not generated positive cash flows from operations. Accordingly, our sources of liquidity may include potential debt and/or equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $1,500,000 in additional working capital to be utilized for a) development and launching of new products for Energie; b) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and c) the balance for working capital, and general and administrative expense. While we are in discussions with various potential financing groups, other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

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

Also, in the second half of 2014, we entered into four Securities Purchase Agreements with KBM Worldwide, Inc., (“KBM”) wherein we agreed to issue 8% convertible promissory notes in the principal amount of $182,500. The notes may be converted into shares of our Common Stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our Common Stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incur interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted KBM the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. During the quarter ended March 31, 2015, KBM converted $15,000 of principal into 2,307,692 shares of our Common Stock.

Table of Contents	12

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $5,708,823 and $4,786,756, respectively, as of March 31, 2015 and December 31, 2014. The increase in negative working capital is due to the increase in debt and resulting increase in accrued liabilities of approximately $110,000 associated with an increase in interest expense. The growth in accounts payable of approximately $375,000 is associated with increased operating expenses. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(105,740)	$(181,875)
Net cash used in investing activities	—	(5,928)
Net cash provided by financing activities	64,504	160,345

Net cash from operating activities was driven by our net loss, offset by an increase in accounts payable and unpaid interest expense. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

There was no net cash used in investing activities during the three month period ended March 31, 2015.

Net cash from financing activities related to additional borrowings under existing debt agreements.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015 and December 31, 2014.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Table of Contents	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures as of March 31, 2015.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our Company's disclosure controls and procedures were not effective as of March 31, 2015, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, one of our lenders converted $15,000 of a convertible promissory note into 2,307,692 of our common shares. We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1993, as amended, to issue these shares.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Table of Contents	14

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2015	By:	/s/ Harold Hansen
Harold Hansen
Principal Executive Officer

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Principal Accounting Officer

Table of Contents	16