Form 10-Q
period 2015-06-30
Energie Holdings, Inc.
filed 2015-08-14
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-28562

ENERGIE HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4885 Ward Road, Suite 300, Wheat Ridge, CO	80033
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2015, there were 69,444,014 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

ENERGIE HOLDINGS INC.

Condensed Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$22,118	$43,879
Accounts receivable, net	9,595	27,337
Inventory, net	243,144	248,662
Prepaid expenses and other	47,261	68,291
Total current assets	322,118	388,169

Noncurrent assets:
Other assets	90,376	22,611
Total noncurrent assets	90,376	22,611

Total assets	$412,494	$410,780

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,122,077	$2,228,645
Accrued liabilities	802,661	572,973
Debt, current portion	4,140,673	2,373,307
Total current liabilities	7,065,411	5,174,925

Debt, long-term portion	2,261,937	2,893,214
Total liabilities	9,327,348	8,068,139

Commitments and contingencies (Note 6)	—	—

Equity (Deficit):
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 or December 31, 2014	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 63,972,405 and 53,816,667 shares issued and outstanding at June 30, 2015 and December 31, 2014	6,197	5,182
Additional paid-in capital	1,921,500	1,848,172
Accumulated deficit	(10,842,551)	(9,510,713)
Total deficit	(8,914,854)	(7,657,359)

Total liabilities and equity (deficit)	$412,494	$410,780

See accompanying notes to condensed consolidated financial statements.

Table of Contents	2

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sales revenue	$102,239	$174,762	$304,634	$339,371
Cost of goods sold	(47,986)	(101,200)	(145,992)	(178,023)
Gross profit	54,253	73,562	158,642	161,348

Operating expenses:
Research and development	70,502	68,209	127,372	114,767
Sales and marketing	26,432	34,031	69,902	71,145
General and administrative	379,015	422,884	784,720	924,996
Total operating expenses	475,949	525,124	981,994	1,110,908

Loss from operations	(421,696)	(451,562)	(823,352)	(949,560)

Other income (expense):
Interest expense	(290,596)	(92,407)	(490,956)	(179,977)
Other	(7,261)	51,053	(17,530)	84,298
Other income (expense), net	(297,857)	(41,354)	(508,486)	(95,679)

Net loss	$(719,553)	$(492,916)	$(1,331,838)	$(1,045,239)

Net loss per common share (Note 8):
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	60,281,130	32,339,542	57,436,497	32,339,542

See accompanying notes to condensed consolidated financial statements

Table of Contents	3

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net loss	$(1,331,838)	$(1,045,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	127,126
Amortization of debt issuance costs	(67,115)	—
Common stock issued for services	40,400	—
Expense converted to debt	—	179,977
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	17,742	(14,729)
Inventory	5,518	(12,275)
Prepaid expenses and other	20,380	9,698
Accounts payable	546,609	617,278
Accrued liabilities	229,831	(387)
Net cash used in operating activities	(538,473)	(138,551)

Investing Activities:
Intangible assets	—	(15,957)
Property and equipment	—	(75)
Net cash used in investing activities	—	(16,032)

Financing Activities:
Proceeds from debt	983,850	241,119
Payments of debt	(467,138)	—
Member activity	—	(115,512)
Net cash provided by financing activities	516,712	125,607

Net change in cash	(21,761)	(28,976)

Cash, beginning of period	43,879	37,874

Cash, end of period	$22,118	$8,898

Cash paid for:
Interest	$209,198	$—

Debt converted to common stock	$33,800	$—
Accounts payable converted to debt	653,177	—

See accompanying notes to condensed consolidated financial statements.

Table of Contents	4

ENERGIE HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

Formation of the Company

On December 31, 2013, Energie Holdings, Inc. (“we,” “us,” “our,” the “Company” or “Holdings”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter referred to as, “Energie”). The Share Exchange Agreement was not effective until July 2, 2014, due to a variety of conditions subsequent that needed to be met which were met or waived. Upon effectiveness, Holdings issued 33,000,000 “restricted” shares of its common stock, representing approximately 65% of the then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. This transaction is considered to be a capital transaction, rather than a business combination, equivalent to the issuance of ownership interests by Energie for the net assets of Holdings, accompanied by a recapitalization (the “Share Exchange”). The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

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

Basis of Presentation

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three and six months ended June 30, 2015 and as of December 31, 2014.

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

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $8,914,854 and a working capital deficit of $6,743,293 as of June 30, 2015, and have reported net losses of $1,331,838 and $1,045,239 for the six months ended June 30, 2015 and 2014, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Note 2 — Recapitalization

On July 2, 2014, we completed the Share Exchange Agreement with Energie. The impact to equity of the Share Exchange includes a) the issuance of 33,000,000 shares of Holdings’ common stock valued at $0.05 per share, the closing price of Holdings’ common stock on December 31, 2013, the date of the Share Exchange Agreement, for total consideration effectively transferred of $1,650,000; and b) removing Holdings’ accumulated deficit and adjusting equity for the recapitalization.

The accompanying condensed consolidated statements of operations include the results of the Share Exchange Agreement from the share exchange date of July 2, 2014. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2014, are as follows:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Pro forma results:
Total net revenues	$174,762	$339,371
Net loss	(593,408)	(1,319,156)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)

Table of Contents	6

The assets and liabilities of Holdings on the effective date of the Share Exchange Agreement were as follows:

Accounts payable	$363,676
Preferred stock	$—
Common stock	194,604
Additional paid-in capital	91,046,859
Accumulated deficit	(91,605,139)
Total stockholders’ deficit	$(363,676)

Note 3 — Accounts receivable

The following is a summary of accounts receivable:

	June 30, 2015	December 31, 2014
Customer receivables	$22,475	$41,234
Less: Allowance for uncollectible accounts	(12,880)	(13,897)
	$9,595	$27,337

Note 4 — Inventory

The following is a summary of inventory:

	June 30, 2015	December 31, 2014
Raw materials	$356,825	$420,424
Less: reserve	(113,681)	(171,762)
	$243,144	$248,662

Note 5 — Debt

Debt is comprised of the following:

Description	Note	June 30, 2015	December 31, 2014
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	580,000
Investor debt	C	267,787	267,787
Related party debt	D	5,104,276	3,840,749
Other notes payable	E	53,119	57,692
Cash draw notes	F	196,728	255,793
Convertible promissory notes	G	183,700	217,500
Total		6,402,610	5,266,521
Less: current portion		(4,140,673)	(2,373,307)
Debt, long-term portion		$2,261,937	$2,893,214

A – Line of Credit – We utilized this bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder. Energie and our CEO were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. We have filed a response to the complaint and are engaged in settlement discussions with the bank. Accordingly, the amounts due are classified as current liabilities in the accompanying condensed, consolidated balance sheets.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable.

Table of Contents	7

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at June 30, 2015 and December 31, 2014. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

June 30, 2015	December 31, 2014	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
10,000	10,000	24%
$267,787	$267,787

D –Related Parties Debt – The following summarizes notes payable to related parties:

	June 30, 2015	December 31, 2014	Interest Rate

D1	$3,719,831	$3,152,231	6%
D2	522,380	497,130	12%
D3	34,888	34,888	12%
D4	174,000	156,500	24%
D5	653,177	—	18%
Total	$5,104,276	$3,840,749

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

D5 – Note payable to the consulting firm that employs our Chief Financial Officer. This note aggregates the previous accounts payable and accrued interest due to the consulting firm. While we have agreed with the consulting firm to convert the amounts due to a note, we are still negotiating the final terms of the agreement.

E – Other Notes Payable – Represents the outstanding principal balance on two separate notes bearing interest at approximately 12% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

Table of Contents	8

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $257,486 as of June 30, 2015. The maturity dates of the agreements range from July to November 2015.

G – Convertible promissory notes – Represents the outstanding principal balance on five separate convertible promissory notes payable to two entities with interest of 8% annually, due at various dates ranging from May through December 2015. At the option of the holders, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. We are currently incurring interest at a rate of 22% per annum on two of the notes as we are past due on these obligations. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the six months ended June 30, 2015, $33,800 of principal and $143 of interest was converted into 6,055,738 shares of common stock.

Debt issuance costs of $78,031 are included in Other assets as of June 30, 2015, and are being amortized over the life of the respective notes.

Note 6 — Contingencies

Current management discovered that the Company’s former management recorded various obligations to itself and to third parties for expenditures not deemed benefitting the Company or authorized by the Company’s sole director, as required. The amount of these unauthorized expenditures totaled $91,172, including $60,000 in management fees. These expenditures were reversed and are not part of the accompanying financial statements.  While current management believes that none of the $91,172 is an obligation of ours, it is not known what representations were made to these parties or whether we could, in fact, be eventually responsible to pay some or all of the indicated amount.

Note 7 — Subsequent Events

On July 27, 2015, one of the convertible debt holders converted $6,530 in exchange for 2,968,182 shares of our common stock.

On July 28, 2015, one of the convertible debt holders converted $4,719 in exchange for 2,503,427 shares of our common stock.

Note 8 — Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Since Energie, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Share Exchange on July 2, 2014. Accordingly, we have prepared the calculation of Net Loss Per Share using the weighted-average number of common shares of Holdings that were outstanding during the three and six months ended June 30, 2015. Additionally, Holdings did not exist in 2013, so we have used the weighted-average number of common shares of Holdings that were outstanding for the three and six months ended June 30, 2015, so that a comparison of net loss per share may be presented.

Table of Contents	9

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(719,553)	$(492,916)	$(1,331,838)	$(1,045,239)
Weighted average outstanding shares of common stock	60,281,130	32,339,542	57,436,497	32,339,542
Dilutive effect of stock options and warrants	—	—	—	—
Common stock and equivalents	60,281,130	32,339,542	57,436,497	32,339,542

Net loss per share – Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

There are no dilutive instruments outstanding during the six months ended June 30, 2015.

Table of Contents	10

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

Overview

On December 31, 2013, Energie Holdings, Inc. (“we”, “us”, “our”, the “Company” or “Holdings”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter referred to as, “Energie”). The Share Exchange Agreement was not effective until July 2, 2014, due to a variety of conditions subsequent that needed to be met which were met or waived. Upon effectiveness, Holdings issued 33,000,000 “restricted” shares of its common stock, representing approximately 65% of the then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. This transaction is considered to be a capital transaction, rather than a business combination, equivalent to the issuance of ownership interests by Energie for the net assets of Holdings, accompanied by a recapitalization (the “Share Exchange”). The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

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

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three and six months ended June 30, 2015 and as of December 31, 2014.

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2015 and 2014

	Three months ended June 30,
	2015	2014	Change	%
Sales revenue	$102,239	$174,762	$(72,523)	(41)%
Cost of revenue	(47,986)	(101,200)	53,214	(53)%
Gross profit	54,253	73,562	(19,309)	(26)%

Total operating expenses	475,949	525,124	(49,175)	(9)%

Interest expense	(290,596)	(92,407)	(198,189)	214%
Other income (expense)	(7,261)	51,053	(58,314)	(114)%

Net loss	$(719,553)	$(492,916)	$(226,637)	46%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue, cost of revenue and gross profit each decreased for the three months ended June 30, 2015, as compared to the same period in 2014, as a result of the lack of availability of working capital in 2015 which made it difficult for us to fund revenue generating activities.

Operating expenses

	Three months ended June 30,
	2015	2014	Change	%
Research and development	$70,502	$68,209	$2,293	3%
Sales and marketing	26,432	34,031	(7,599)	(22)%
General and administrative	379,015	422,884	(43,869)	(10)%
	$475,949	$525,124	$(49,175)	(9)%

Operating expenses for the three months ended June 30, 2015, as compared to the same period in 2014, decreased primarily due to: a) expense relating to the Merger and Share Exchange that occurred in 2014, which were not incurred during 2015; and b) the absence of depreciation and amortization of property, plant and equipment and intangible assets, as those assets were fully impaired in the fourth quarter of 2014.

Other

Increased interest expense resulted from our increase of debt to approximately $6,400,000, an increase of approximately $2,000,000 over 2014 levels. We have been using debt financing to provide supplemental cash to fund our operations.

Table of Contents	12

Other income consists of miscellaneous income, offset by the expense associated with factoring our accounts receivable, which had decreased activity in 2015 over 2014, as we move towards collecting our receivables rather than factoring them. In addition, prior to the recapitalization in 2014 we recognized management fee income, whereas in 2015 this is eliminated as an intercompany transaction.

Comparison of results of operations for the six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change	%
Sales revenue	$304,634	$339,371	$(34,737)	(10)%
Cost of revenue	(145,992)	(178,023)	32,031	(18)%
Gross profit	158,642	161,348	(2,706)	(2)%

Total operating expenses	981,994	1,110,908	(128,914)	(12)%

Interest expense	(490,956)	(179,977)	(310,979)	173%
Other income (expense)	(17,530)	84,298	(101,828)	(121)%

Net loss	$(1,331,838)	$(1,045,239)	$(286,599)	27%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue, cost of revenue and gross profit each decreased for the six months ended June 30, 2015, as compared to the same period in 2014, as a result of the lack of availability of working capital in 2015 which made it difficult for us to fund revenue generating activities.

Operating expenses

	Six months ended June 30,
	2015	2014	Change	%
Research and development	$127,372	$114,767	$12,605	11%
Sales and marketing	69,902	71,145	(1,243)	(2)%
General and administrative	784,720	924,996	(140,276)	(15)%
	$981,994	$1,110,908	$(128,914)	(12)%

Operating expenses for the six months ended June 30, 2015, as compared to the same period in 2014, decreased primarily due to: a) expense relating to the Merger and Share Exchange that occurred in 2014, which were not incurred during 2015; and b) the absence of depreciation and amortization of property, plant and equipment and intangible assets as those assets were fully impaired in the fourth quarter of 2014.

Other

Interest expense results from our debt of approximately $6,400,000, an increase of approximately $2,000,000 over 2014 levels. We have been using debt financing to provide supplemental cash to fund our operations.

Other income consists of miscellaneous income, offset by the expense associated with factoring our accounts receivable, which had decreased activity in 2015 over 2014, as we move towards collecting our receivables rather than factoring them. In addition, prior to the recapitalization in 2014 we recognized management fee income, whereas in 2015 this is eliminated as an intercompany transaction.

Table of Contents	13

Liquidity and Capital Resources

At June 30, 2015, we had $22,118 in cash. We have not generated positive cash flows from operations. Accordingly, our sources of liquidity may include potential debt and/or equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available working capital to operate and expand our business. We believe we need a minimum of approximately $1,500,000 in additional working capital to be utilized for a) development and launching of new products; b) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and c) the balance for working capital, and general and administrative expense. While we are in discussions with various potential financing groups, other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

To fund our acquisition plan and fund working capital for our continuing operations we are continuing to seek out and discuss financing with potential partners or lenders. While no assurances can be provided, we expect that we will be able to obtain financing to implement our plans.

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

Also, in the second half of 2014, we entered into four Securities Purchase Agreements with KBM Worldwide, Inc., (“KBM”) wherein we agreed to issue 8% convertible promissory notes in the aggregate principal amount of $182,500. The notes may be converted into shares of our Common Stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our Common Stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incur interest at the rate of 22% per annum. We are currently incurring interest at a rate of 22% per annum on two of the notes as we are past due on these obligations. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted KBM the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. During the six months ended June 30, 2015, KBM converted $30,300 of principal into 5,089,510 shares of Common Stock.

In December 2014, we entered into a Securities Purchase Agreement, Convertible Note and other ancillary documents with LG Capital Funding LLC, (“LG”) wherein we agreed to issue an 8% convertible promissory note in the principal amount of $35,000. The note is now convertible into shares of our Common Stock at a price equal to 65% of the lowest closing bid price of our Common Stock during the 15 trading days immediately preceding the date of conversion. The note contains additional terms and conditions normally included in instruments of this kind. During the six months ended June 30, 2015, LG converted $3,500 of principal and $143 of accrued interest into 966,228 shares of Common Stock.

Table of Contents	14

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $6,743,293 and $4,786,756, respectively, as of June 30, 2015 and December 31, 2014. The increase in negative working capital is due to the increase in debt of approximately $1,135,000 and a resulting increase in accrued liabilities of approximately $230,000 associated with an increase in interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2015	2014
Net cash used in operating activities	$(538,473)	$(138,551)
Net cash used in investing activities	—	(16,032)
Net cash provided by financing activities	516,712	125,607

Net cash from operating activities was driven by our net loss, offset by an increase in unpaid interest expense. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

There was no net cash used in investing activities during the six month period ended June 30, 2015.

Net cash from financing activities related to additional borrowings under existing debt agreements.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015 and December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Table of Contents	15

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2015, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Table of Contents	16

PART II. Other Information

Item 1. Legal Proceedings

In July 2015, Energie LLC and Harold Hansen, our CEO, were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado, Civil Action No. 2015CV32352. We have filed a response to the complaint wherein we have requested a stay of the proceeding in reliance upon a binding arbitration clause that was in the relevant promissory note. As of the date of this Report we are awaiting a ruling by the court to our motion for the stay. We are also engaged in settlement discussions with the plaintiff in this matter and while no assurances can be provided, we believe our settlement efforts will be successful.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, two of our lenders converted $33,943 of principal and interest on convertible promissory notes into 6,055,738 of our common shares. In addition, we issued 4,100,000 common shares in exchange for professional services valued at $40,400 during the six months ended June 30, 2015. We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1993, as amended, to issue these shares. We utilized the proceeds from the notes for working capital.

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

Date: August 14, 2015	By:	/s/ Harold Hansen
Harold Hansen
Principal Executive Officer

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Principal Accounting Officer

Table of Contents	18