Form 10-Q
period 2015-09-30
Energie Holdings, Inc.
filed 2015-11-13
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ ] No [X]

As of November 6, 2015, there were 100,107,673 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

ENERGIE HOLDINGS INC.

Condensed Consolidated Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$3,427	$43,879
Accounts receivable, net	15,250	27,337
Inventory, net	233,422	248,662
Prepaid expenses and other	50,331	68,291
Total current assets	302,430	388,169

Noncurrent assets:
Other assets	112,705	22,611
Total noncurrent assets	112,705	22,611

Total assets	$415,135	$410,780

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,361,152	$2,228,645
Accrued liabilities	916,164	572,973
Debt, current portion, net of discount	4,529,439	2,373,307
Total current liabilities	7,806,755	5,174,925

Debt, long-term portion, net of discount	1,934,710	2,893,214
Total liabilities	9,741,465	8,068,139

Commitments and contingencies (Note 7)	—	—

Equity (Deficit):
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 or December 31, 2014	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 92,684,779 and 53,816,667 shares issued and outstanding at September 30, 2015 and December 31, 2014	9,068	5,182
Additional paid-in capital	2,201,718	1,848,172
Accumulated deficit	(11,537,116)	(9,510,713)
Total deficit	(9,326,330)	(7,657,359)

Total liabilities and equity (deficit)	$415,135	$410,780

See accompanying notes to condensed consolidated financial statements.

Table of Contents	2

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sales revenue	$117,002	$248,549	$421,636	$587,920
Cost of goods sold	(66,767)	(135,509)	(212,759)	(313,532)
Gross profit	50,235	113,040	208,877	274,388

Operating expenses:
Research and development	64,715	69,841	192,087	184,608
Sales and marketing	28,882	55,521	98,784	126,667
General and administrative	275,301	601,379	1,060,021	1,526,374
Total operating expenses	368,898	726,741	1,350,892	1,837,649

Loss from operations	(318,663)	(613,701)	(1,142,015)	(1,563,261)

Other income (expense):
Interest expense	(365,861)	(104,429)	(856,817)	(284,406)
Other	(10,041)	42,437	(27,571)	126,735
Other income (expense), net	(375,902)	(61,992)	(884,388)	(157,671)

Net loss	$(694,565)	$(675,693)	$(2,026,403)	$(1,720,932)

Net loss per common share (Note 9): Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding: Basic and diluted	89,992,553	51,587,729	64,985,322	38,755,604

See accompanying notes to condensed consolidated financial statements

Table of Contents	3

ENERGIE HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net loss	$(2,026,403)	$(1,720,932)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	166,662
Amortization of debt issuance costs	60,254	—
Amortization of debt discount	72,310	—
Common stock issued for services	40,400	—
Expense converted to debt	—	284,406
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	12,087	(5,969)
Inventory	15,240	(21,477)
Prepaid expenses and other	17,310	1,053
Accounts payable	785,683	1,087,974
Accrued liabilities	400,156	(387)
Net cash used in operating activities	(622,963)	(165,716)

Investing Activities:
Intangible assets	—	(25,097)
Property and equipment	—	—
Net cash used in investing activities	—	(25,097)

Financing Activities:
Proceeds from debt	1,287,112	307,777
Payments of debt	(704,601)	—
Member activity	—	(136,534)
Net cash provided by financing activities	582,511	171,243

Net change in cash	(40,452)	(19,570)

Cash, beginning of period	43,879	37,874

Cash, end of period	$3,427	$18,304

Supplemental cash flow disclosure:
Cash paid for:
Interest	$279,060	$—

Debt converted to common stock	$95,395	$—
Accounts payable converted to debt	653,176	—
Accrued liabilities converted to debt	53,053	—
Debt issuance costs	149,698	—

See accompanying notes to condensed consolidated financial statements.

Table of Contents	4

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

Basis of Presentation

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three and nine months ended September 30, 2015 and as of December 31, 2014.

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

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $9,326,330 and a working capital deficit of $7,504,325 as of September 30, 2015, and have reported net losses of $2,026,403 and $1,720,932 for the nine months ended September 30, 2015 and 2014, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11 (ASU 2015-11), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 more closely aligns the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). As such, an entity should measure inventory that is within the scope of this ASU at the lower of cost and net realizable value. We do not expect the impact of the adoption of ASU 2015-11 to be material to our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12 (ASU 2015-12), Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (consensuses of the FASB Emerging Issues Task Force). ASU 2015-12 (1) requires a pension plan to use contract value as the only measure for fully benefit-responsive investment contracts, (2) simplifies and increases the effectiveness of the investment disclosure requirements for employee benefit plans, and (3) provides benefit plans with a measurement-date practical expedient similar to the practical expedient provided to employers in ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. We do not expect the impact of the adoption of ASU 2015-12 to be material to our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-13 (ASU 2015-13), Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets (a consensus of the FASB Emerging Issues Task Force). ASU 2015-13 clarifies guidance regarding the normal purchases and normal sales scope exception under ASC Topic 815, Derivatives and Hedging, for certain electricity contracts. Guidance was amended to specify that certain electricity contracts that use locational marginal pricing by an independent system operator do not fail the physical delivery criterion relating to the normal purchases and normal sales scope exception. We do not expect the impact of the adoption of ASU 2015-13 to be material to our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers. We do not expect the impact of the adoption of ASU 2015-14 to be material to our consolidated financial statements.

Table of Contents	6

In August 2015, the FASB issued ASU No. 2015-15 (ASU 2015-15), Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update). ASU 2015-15 amends subtopic 835-30 to include the SEC Staff Announcement at the 18 June 2015 EITF meeting regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We do not expect the impact of the adoption of ASU 2015-15 to be material to our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16 (ASU 2015-16), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to “recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.” Further, the acquirer must record, in the financial statements for the same period, “the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.” We do not expect the impact of the adoption of ASU 2015-16 to be material to our consolidated financial statements.

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

The accompanying condensed consolidated statements of operations include the results of the Share Exchange Agreement from the share exchange date of July 2, 2014. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2014, are as follows:

Nine months ended September 30, 2014
Pro forma results:
Total net revenues	$587,920
Net loss	(1,994,849)
Net loss per common share:
Basic and diluted	$(0.04)

The assets and liabilities of Holdings on the effective date of the Share Exchange Agreement were as follows:

Accounts payable	$363,676
Preferred stock	$—
Common stock	194,604
Additional paid-in capital	91,046,859
Accumulated deficit	(91,605,139)
Total stockholders’ deficit	$(363,676)

Note 3 — Accounts receivable

The following is a summary of accounts receivable:

	September 30, 2015	December 31, 2014

Customer receivables	$28,130	$41,234
Less: Allowance for uncollectible accounts	(12,880)	(13,897)
	$15,250	$27,337

Table of Contents	7

Note 4 — Inventory

The following is a summary of inventory:

	September 30, 2015	December 31, 2014

Raw materials	$347,103	$420,424
Less: reserve	(113,681)	(171,762)
	$233,422	$248,662

Note 5 — Other assets

The following is a summary of other assets:

	September 30, 2015	December 31, 2014

Debt issuance costs	$100,360	$10,916
Deposits	12,345	11,695
	$112,705	$22,611

Note 6 — Debt

Debt is comprised of the following:

Description	Note	September 30, 2015	December 31, 2014
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	580,000
Investor debt	C	267,787	267,787
Related party debt	D	5,340,709	3,840,749
Other notes payable	E	68,952	57,692
Cash draw notes	F	146,432	255,793
Convertible promissory notes	G	188,684	217,500
Total		6,609,564	5,266,521
Less: unamortized discount		(145,415)	—
Debt, net of unamortized discount		6,464,149	5,266,521
Less: current portion, net of unamortized discount		(4,529,439)	(2,373,307)
Debt, long-term portion		$1,934,710	$2,893,214

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. We have filed a response to the complaint and are engaged in settlement discussions with the bank. Accordingly, the amounts due are classified as current liabilities in the accompanying condensed, consolidated balance sheets.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable.

Table of Contents	8

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at September 30, 2015 and December 31, 2014. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

September 30, 2015	December 31, 2014	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
10,000	10,000	24%
$267,787	$267,787

D –Related Parties Debt – The following summarizes notes payable to related parties:

	September 30, 2015	December 31, 2014	Interest Rate
D1	$3,850,465	$3,152,231	6%
D2	527,380	497,130	12%
D3	34,888	34,888	12%
D4	274,800	156,500	24%
D5	653,176	—	18%
Total	$5,340,709	$3,840,749

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 through August 2015, with monthly principal and interest payable through November 2017. The 2014 notes aggregated previous notes payable, accrued interest and accounts payable. Neither the 2014 nor the 2015 notes are convertible. The previous note agreement gave Symbiote, at its option at any time after default, the right to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. Symbiote holds a large ownership percentage in Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services.

We evaluated the agreements for derivatives and determined that they do not qualify for derivative treatment for financial reporting purposes, because the agreements relate to our own equity, and the debt and the equity are not closely related. We also determined this does not qualify as a beneficial conversion feature.

D2 – Notes payable to an executive vice president, entered into from December 2014 through July 2015, with monthly principal and interest payable through November 2017. The 2014 note aggregated previous notes payable, accrued interest and accounts payable.

D3 – Note payable to our Chief Executive Officer (“CEO”), entered into in December 2014, with monthly principal and interest payable through November 2015.

D4 – Notes payable to the spouse of our CEO, due upon demand.

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into in June 2015. These notes aggregate the previous accounts payable and accrued interest due to the consulting firm. If we have not paid $300,000 by December 31, 2015, then beginning January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which is being amortized through interest expense over the life of the notes.

Table of Contents	9

E – Other Notes Payable – Represents the outstanding principal balance on three separate notes bearing interest at approximately 12% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $194,170 as of September 30, 2015. The maturity dates of the agreements range from October 2015 to February 2016.

G – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory notes payable to an entity with interest of 8% annually, due in August 2016. During the third quarter of 2015, the current holder of the notes purchased all of our similar outstanding convertible notes from another entity and consolidated those notes into two new notes. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the nine months ended September 30, 2015, $95,395 of principal and $3,912 of interest was converted into 34,768,112 shares of common stock.

Debt issuance costs of $100,360 are included in Other assets as of September 30, 2015, and are being amortized over the life of the respective notes.

Note 7 — Contingencies

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

Note 8 — Subsequent Events

On October 1, 2015, one of the convertible debt holders converted $2,771 in exchange for 1,365,014 shares of our common stock.

On October 15, 2015, one of the convertible debt holders converted $7,086 in exchange for 3,054,275 shares of our common stock.

On November 2, 2015, one of the convertible debt holders converted $6,097 in exchange for 3,003,605 shares of our common stock.

Note 9 — Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Since Energie, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Share Exchange on July 2, 2014. Accordingly, we have prepared the calculation of Net Loss per Share using the weighted-average number of common shares of Holdings that were outstanding during the three and nine months ended September 30, 2015.

Table of Contents	10

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(694,565)	$(675,693)	$(2,026,403)	$(1,720,932)
Weighted average outstanding shares of
common stock	89,992,553	51,587,729	64,985,322	38,755,604
Dilutive effect of stock options and warrants	—	—	—	—
Common stock and equivalents	89,992,553	51,587,729	64,985,322	38,755,604

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Table of Contents	11

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

Table of Contents	12

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the three and nine months ended September 30, 2015 and as of December 31, 2014.

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

Results of Operations

Comparison of results of operations for the three months ended September 30, 2015 and 2014

	Three months ended September 30,
	2015	2014	Change	%
Sales revenue	$117,002	$248,549	$(131,547)	(53)%
Cost of revenue	(66,767)	(135,509)	68,742	(51)%
Gross profit	50,235	113,040	(62,805)	(56)%

Total operating expenses	368,898	726,741	(357,843)	(49)%

Interest expense	(365,861)	(104,429)	(261,432)	250%
Other income (expense)	(10,041)	42,437	(52,478)	(124)%

Net loss	$(694,565)	$(675,693)	$(18,872)	3%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue, cost of revenue and gross profit each decreased for the three months ended September 30, 2015, as compared to the same period in 2014, as a result of the lack of availability of working capital in 2015, which made it difficult for us to fund revenue generating activities.

Operating expenses

	Three months ended September 30,
	2015	2014	Change	%
Research and development	$64,715	$69,841	$(5,126)	(7)%
Sales and marketing	28,882	55,521	(26,639)	(48)%
General and administrative	275,301	601,379	(326,078)	(54)%
	$368,898	$726,741	$(357,843)	(49)%

Operating expenses for the three months ended September 30, 2015, as compared to the same period in 2014, decreased primarily due to: a) expense relating to the Merger and Share Exchange that occurred in 2014, which were not incurred during 2015; and b) the absence of depreciation and amortization of property, plant and equipment and intangible assets, as those assets were fully impaired in the fourth quarter of 2014.

Other

Increased interest expense resulted from our increase of debt to approximately $6,500,000, an increase of approximately $1,900,000 over 2014 levels. We have been using debt financing to provide supplemental cash to fund our operations.

Table of Contents	13

Other income consists of miscellaneous income, offset by the expense associated with factoring our accounts receivable, which had decreased activity in 2015 over 2014, as we move towards collecting our receivables rather than factoring them.

Comparison of results of operations for the nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change	%
Sales revenue	$421,636	$587,920	$(166,284)	(28)%
Cost of revenue	(212,759)	(313,532)	100,773	(32)%
Gross profit	208,877	274,388	(65,511)	(24)%

Total operating expenses	1,350,892	1,837,649	(486,757)	(26)%

Interest expense	(856,817)	(284,406)	(572,411)	201%
Other income (expense)	(27,571)	126,735	(154,306)	(122)%

Net loss	$(2,026,403)	$(1,720,932)	$(305,471)	18%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue, cost of revenue and gross profit each decreased for the nine months ended September 30, 2015, as compared to the same period in 2014, as a result of the lack of availability of working capital in 2015, which made it difficult for us to fund revenue generating activities.

Operating expenses

	Nine months ended September 30,
	2015	2014	Change	%
Research and development	$192,087	$184,608	$7,479	4%
Sales and marketing	98,784	126,667	(27,883)	(22)%
General and administrative	1,060,021	1,526,374	(466,353)	(31)%
	$1,350,892	$1,837,649	$(486,757)	(26)%

Operating expenses for the nine months ended September 30, 2015, as compared to the same period in 2014, decreased primarily due to: a) expense relating to the Merger and Share Exchange that occurred in 2014, which were not incurred during 2015; and b) the absence of depreciation and amortization of property, plant and equipment and intangible assets as those assets were fully impaired in the fourth quarter of 2014.

Other

Interest expense results from our debt of approximately $6,500,000, an increase of approximately $1,900,000 over 2014 levels. We have been using debt financing to provide supplemental cash to fund our operations.

Other income consists of miscellaneous income, offset by the expense associated with factoring our accounts receivable, which had decreased activity in 2015 over 2014, as we move towards collecting our receivables rather than factoring them. In addition, prior to the recapitalization in 2014 we recognized management fee income, whereas in 2015 this is eliminated as an intercompany transaction.

Liquidity and Capital Resources

At September 30, 2015, we had $3,427 in cash.

Table of Contents	14

We have not generated positive cash flows from operations. Accordingly, our sources of liquidity may include potential debt and/or equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available working capital to operate and expand our business. We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for a) development and launching of new products; b) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and c) the balance for working capital, and general and administrative expense. While we are in discussions with various potential financing groups, other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

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

Also, in the second half of 2014, we entered into four Securities Purchase Agreements with KBM Worldwide, Inc., (“KBM”) wherein we agreed to issue 8% convertible promissory notes in the aggregate principal amount of $182,500. The notes could be converted into shares of our Common Stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our Common Stock during the 10 trading days immediately preceding the date of conversion. In the event we failed to pay the notes when they became due, the balance due under the notes incur interest at the rate of 22% per annum. The notes contained additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we granted KBM the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. During the nine months ended September 30, 2015, KBM converted $60,395 of principal and $2,120 into 18,620,609 shares of Common Stock. During the third quarter of 2015, KBM sold the outstanding principal and interest remaining on the notes to LG Capital Funding LLC.

In December 2014, we entered into a Securities Purchase Agreement, Convertible Note and other ancillary documents with LG Capital Funding LLC, (“LG”) wherein we agreed to issue an 8% convertible promissory note in the principal amount of $35,000. The note was convertible into shares of our Common Stock at a price equal to 65% of the lowest closing bid price of our Common Stock during the 15 trading days immediately preceding the date of conversion. The note contained additional terms and conditions normally included in instruments of this kind. During the nine months ended September 30, 2015, LG converted all $35,000 of principal and $1,792 of accrued interest into 16,147,503 shares of Common Stock. In addition, in August 2015, LG purchased from KBM all of our outstanding convertible notes and accrued interest payable to KBM. The outstanding amount due to KBM was restructured into two new convertible notes under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we agreed to issue 8% convertible promissory notes in the principal amount of $188,684. These notes are convertible into shares of our Common Stock at a price ranging from 58% - 65% of the lowest closing bid price of our Common Stock during the 15 trading days immediately preceding the date of conversion. The notes contain additional terms and conditions normally included in instruments of this kind. During the nine months ended September 30, 2015, no principal or accrued interest was converted into shares of our common stock in connection with these notes.

Table of Contents	15

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $7,504,325 and $4,786,756, respectively, as of September 30, 2015 and December 31, 2014. The increase in negative working capital is due to the increase in debt of approximately $1,200,000 and a resulting increase in accrued liabilities of approximately $350,000 associated with an increase in interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2015	2014
Net cash used in operating activities	$(622,963)	$(165,716)
Net cash used in investing activities	—	(25,097)
Net cash provided by financing activities	582,511	171,243

Net cash from operating activities was driven by our net loss, offset by an increase in accounts payable and unpaid interest expense. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

There was no net cash used in investing activities during the nine month period ended September 30, 2015.

Net cash from financing activities related to additional borrowings under existing debt agreements.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015 and December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Table of Contents	16

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2015, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Table of Contents	17

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, two of our lenders converted $65,363 of principal and interest on convertible promissory notes into 28,712,374 of our common shares.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2015	By:	/s/ Harold Hansen
Harold Hansen
Principal Executive Officer

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Principal Accounting Officer

Table of Contents	19