Form 10-K
period 2015-12-31
Energie Holdings, Inc.
filed 2016-04-14
CIK 774937

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-28562

EXELED HOLDINGS, INC.

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of June 30, 2015 was $231,691.

As of April 11, 2016, the Registrant had 122,189,455 shares of common stock issued and outstanding.

 FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The statements contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

We cannot predict all of the risks and uncertainties.  Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.  These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements.  In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

History

ExeLED Holdings, Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On December 31, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter referred to as, “Energie”). The Share Exchange Agreement was not effective until July 2, 2014 due to a variety of conditions subsequent that needed to be met, which are described below. Upon effectiveness, we issued 33,000,000 “restricted” shares of our common stock, representing approximately 65% of our then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

The closing of the Share Exchange Agreement was conditioned upon certain, limited customary representation and warranties, as well as conditions to close, such as the total shares of Energie Holdings, Inc. issued and outstanding being limited to 51,000,000, and the completion of an audit of Energie’s financial statements. Following the execution of the Share Exchange Agreement, but prior to closing, an additional 400,000 shares were issued and the limitation of 51,000,000 shares was waived, allowing for the issuance.

Thereafter, on January 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with two of our then wholly owned subsidiaries, Energie Holdings, Inc. and Alas Acquisition Company. The net effect of the Merger Agreement was to effectuate a name change from Alas Aviation Corp., to Energie Holdings, Inc. in order to provide a better understanding to investors of our entry into the light-emitting diode (“LED”) lighting industry. Our management also changed. On November 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change our name from “Energie Holdings, Inc.” to “ExeLED Holdings, Inc.”

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

All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings, Inc. and its subsidiaries, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

Description of Current Business

Energie was founded in 2001 and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Wheat Ridge, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan.

Table of Contents	4

We have developed an end-to-end production and distribution platform for imported lighting products featuring HID, fluorescent, and LED technologies. Long term contracts with five European manufacturers and one in Taiwan provide us with exclusive North American distribution rights to over 270 total products in 37 categories. After processing any modifications necessary to meet Underwriter’s Laboratories™ (“UL/CUL”) standards, and building code requirements, the products are sold to customers through a network of over 60 independent lighting sales agents. In addition to a highly competitive commission structure, we provide our sales force with promotional materials, product training and technical support.

We intend to capitalize on these European lighting companies’ desire to penetrate North American markets by solving many of the problems these producers encounter when approaching these markets. These obstacles include designs that do not meet UL/CUL standards and building codes, the need to provide appropriate North American oriented marketing and product information and specifications, experience to leverage the lighting industry sales agent network, and market based product supply.

Our business strategy is to enter into exclusive sales agreements with European suppliers that have unique lighting products and to bridge the divide between product desires of North American architects, lighting designers, electrical engineers, and interior designers who wish to access innovative European products and the desires of European manufacturers. As these European partners are continually developing new products, we collaborate in the fixture design process and have the right to launch such products in North America. In many cases, our partners will co-fund the front end costs associated with launching new products. However, we require additional working capital to accelerate our anticipated growth. We estimate that we will need up to $2,000,000 in additional working capital to accomplish our objectives.

We have been, and continue to engage in, the design, development, enhancement, and marketing of advanced commercial grade illumination products that exclusively use LED’s as their light source in the continental United States, Canada and Puerto Rico. Our products include LED hanging and recessed ceiling fixtures, recessed wall fixtures and wall sconces. Our branded products have been installed in a wide variety of settings including commercial office space, financial trading floors, health care facilities, museums, schools, restaurants, retail stores and other public locations. According to a 2014 Freedonia Research report this segment of the industry is estimated at $4 billion of architectural, specification-grade lighting fixtures with innovative, differentiated lighting products that exemplify:

•	Energy efficiency focused on the disruptive LED technology;
•	High performance with respect to quantity and quality of light through superior optic design; and
•	Aesthetic design that appeals to the senses while allowing architects and designers to make strong visual statements by accessing European lighting fixture designers.

In order to secure such projects we cultivate relationships and build our brand through marketing and sales efforts aimed at decision-makers responsible for lighting; primarily architects, lighting designers, electrical engineers, interior designers, space planners and other product designators. We maintain a network of over 60 third-party sales agencies across North America to represent our products. Lighting sales agencies in the commercial lighting market are standalone, commission-based, geographically specific companies that represent many different manufacturers and represent only lighting fixtures and lighting control systems. We support our agents with sales and marketing resources to help drive “sell through” of our branded products. All products are assembled to Underwriter’s Laboratory requirements in our factory to control quality and meet lead time requirements of our customers.

Table of Contents	5

Our business model and product strategy is based upon collaboration with leading European lighting manufacturing companies, including Rudolpf Zimmermann, Bamberg Gmbh, Bamberg, Germany, Regent Beleuchtungskorper AG, Basel, Switzerland, Trilux GmbH & Co. KG, Arnsberg, Germany, Multiline Licht NV, Lummen, Belgium, Luxiona-Troll, Canovelles, Spain and Tons Lightogy Inc., New Taipei City, Taiwan. Except for the agreement with RZB and Tons Lightogy, which were executed in 2012, each of these other agreements have been in place for over ten (10) years and are renewable for additional 2 year terms. Each of the agreements contain standard warranties, are either FOB manufacturer or CFR destination, and title and risk of loss passes to us upon delivery, when payment becomes due. Each also includes a list of products that are manufactured by each respective manufacturer. Order cancellation is allowed up until 21 days prior to delivery, except for Trilux, which requires a 6 month written notice. Thereafter, no cancellation is allowed. The agreements are exclusive to us throughout North America.

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

The European manufacturers have long viewed the North American market for architectural, specification-grade lighting as large and attractive. However, apart from a few isolated examples, attempts to penetrate this market by establishing wholly-owned U.S. operations have been costly and unprofitable and, as a result, many have failed. We believe the challenges the European manufacturers encounter include (a) incomplete understanding of the design and product attributes demanded by North American architects and designers; (b) incomplete understanding of UL/CUL and building code requirements; (c) inexperience working with indirect sales channels such as agents and distributors (European sales strategy is based on company employed direct salespeople); and (d) the overall high cost of “green fielding” and supporting U.S. operations.

To address these issues we intend to expand our operations through the acquisition of related businesses that will complement our current business.  There are many synergistic operations which have expressed an interest in being acquired by us due to our status as a publicly traded company.  We believe this makes economic sense, because we can eliminate duplication of general and administrative expense, provide more centralized information marketing and eliminate overlapping of services offered.  We are presently evaluating several such businesses as potential acquisition candidates and have engaged in discussions with other acquisition targets.  However, as of the date of this report there are no definitive agreements in place relating to our acquiring any such business and there can be no assurances that such agreements will be executed on favorable terms or at all in the future.

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

Management intends to seek out and evaluate related, complimentary businesses for acquisition.  The integrity and reputation of any potential acquisition candidate will first be thoroughly reviewed to ensure it meets with management’s standards.  Once targeted as a potential acquisition candidate, we will enter into negotiations with the potential candidate and commence due diligence evaluation of each business, including its financial statements, cash flow, debt, location and other material aspects of the candidates’ business.  We expect to utilize the issuance of our securities as part of the consideration that we will pay for these proposed acquisitions.  If we are successful in our attempts to acquire similar companies utilizing our securities as part or all of the consideration to be paid, our current shareholders will incur dilution.   We anticipate that we will need additional capital to make these acquisitions. We have had various discussions with investment banking firms and others potential investors but as of the date of this Report there are no definitive agreements to provide us with this funding and there can be no assurances that we will obtain this funding in the future. Failure to obtain this funding will have a material negative affect on our ability to implement our business plan and our anticipated results of operations. We are continuing to seek out and discuss financing with potential partners and lenders. While no assurances can be provided, we expect that many lighting fixture companies will be interested in consolidating with us to capitalize on the application of the disruptive LED technology.

Table of Contents	6

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

Key elements of our business growth strategy include:

•	LED Technology Leadership: As LED technology increases in the speed at which it is advancing, lighting fixture designs will have to adapt to that rate of change. Our Advisory Team intends to provide access to the best resources to apply LED technology for our subsidiaries. We also intend to provide buying contracts with LED component manufacturers to control cost while staying at the leading edge of the technology.
•	Access to Investment Capital: The change from conventional lighting technology to LED technology is expensive. The capital needed to understand and apply LED technology is more than most conventional lighting manufactures have or are willing to risk. We intend to provide the appropriate capital to develop and launch LED lighting fixtures through our subsidiaries. As of the date of this Report we do not have sufficient capital to meet this objective and there are no assurances we will obtain this capital in the future.
•	Best Practices Management Services: The business processes and staffing required to move to solid state lighting are different than those needed for conventional lighting technology. Our Advisory Team intends to provide assistance to our subsidiary teams to help them capitalize on these changes aggressively and cost effectively.
•	Market Appropriate Education. We believe that educating architects, designers, specifiers and end-users of the benefits of LED lighting is key to growing our market share by shifting their preference from more traditional lighting to LED lighting. There continue to be unique advances in LED engineering and, while no assurances can be provided, we believe the market is rapidly embracing the technology. We also believe our employees have the knowledge and ability to educate both our customer base and, if successful, thep ersonnel in the companies we acquire. We expect that this will drive sales by driving the commercial market towards LED lighting.
•	Sales and Distribution Network: We maintain a network of over 60 third-party sales agencies across North America to represent our products. These agreements provide for exclusive rights to sell our lighting fixtures for a commission in specific counties as described in each agreement. If and when we successfully consummate acquisitions, each company that we acquire will have their own third-party sales agencies and distribution network. We are targeting acquisitions that will diversify our product portfolio. By carrying a broader selection of LED lighting products we anticipate that we will be able to not just expand our existing network of sales agencies, but to also become more of a preferred provider of products to select sales agencies.
•	Expanding our LED Product Portfolio. As our goal is to serve our customers and create a quality experience in both product and service, we will continue to expand these categories and add necessary fixtures and light sources to increase our offering as an LED solution provider.
•	Developing and Protecting Our Intellectual Property. Securing and defending intellectual property by using the UL Listing process related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. The strength of our intellectual property portfolio is intended to allow us to compete on the basis of our technology, which we believe will give us an advantage over many of our larger competitors.
•	Capitalizing on Opportunities in Our Target Markets. We believe there is a growing need for unique, advanced lighting solutions across our target markets. Our acquisition strategy is to expand into new production application market segments by focusing on companies with complementary products. Because we have access to the advanced products from our International partners, we expect to continue to introduce innovative advanced lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales will also allow us to gain additional leverage from sales representatives within our distribution network.

Table of Contents	7

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

In North America, lighting manufacturers typically sell products through manufacturer’s representatives, electrical supply representatives, or an internal sales force to electrical wholesale distributors. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value-added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger, more-established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

Historically, large global competitors focused almost exclusively on the general illumination market, because of their advantage in purchasing power, manufacturing volume and distribution efficiency, while smaller industry participants generally competed in niche markets primarily by offering specialized products and superior customer service to their regions. However, the evolution of advanced lighting solutions has enabled smaller companies to penetrate and compete in the larger general illumination market. One of these notable advanced lighting solutions is LED lighting.

Industry Trends

As the cost of LED’s decrease and their performance improves we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. High-brightness LEDs are the core, light-producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

•	Technological Innovations Expand LED Functionality. Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs to compete with traditional lighting solutions for applications in commercial, industrial and residential markets. In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently performing well over 100 lumens per watt at the LED level, making them comparable to, and often better than, fluorescent and HID light sources.
Table of Contents	8

•	High Energy Costs Drive LED Adoption. As a result of high energy prices and the expectation that prices will continue to rise, businesses and consumers are increasingly adopting new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to The Department of Energy, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Despite safety issues and concerns, compact fluorescent (CFL) lamps are used for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, lamp life, safety and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains and, while there can be no assurances, we believe LED adoption should continue to expand. In support of our belief, in the 2014 report issued by Freedonia, LED fixtures are expected to account for over half of all lighting fixture sales in 2018. Higher value fixtures will account for a dramatically greater share of fixture sales as more fixtures designed specifically for LEDs, advanced fluorescent lamps, and other longer lived, highly efficient light sources are introduced. For instance, sales of LED lighting fixtures are expected to nearly triple through 2018 to account for over half of total fixture sales, up from seven percent in 2008. In many cases, LED fixtures will replace existing fixtures designed for use with less efficient light sources as lamp stocks dwindle following phase out programs. Incandescent, halogen, and fluorescent fixtures will all register declining sales going forward. However, high intensity discharge (HID) fixtures, which are based on an older but relatively energy efficient technology, are expected to grow through 2018.
•	Legislative Influences Spur Market Adoption of Energy Efficient LED Lighting. LED Lighting has encouraged regulatory agencies to increase the demand for more energy efficiency. Federal law, under the Energy Efficiency Improvement Act of 2015, mandates that commercial buildings use less electricity. After HVAC, lighting consumes the second most electricity in buildings, so it provides a great opportunity to decrease electricity usage. Also, lighting can be more easily retrofitted than HVAC so existing buildings are also a major opportunity.

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

In the general illumination market, we compete with traditional lighting companies that include Acuity Brands Lighting, Inc., Eaton’s Cooper Lighting Business (a division of Eaton Corporation), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Juno Lighting Group (a division of Schneider Electric SA), GE Lighting and Philips Lighting (a division of Koninklijke Philips N.V.). Our LED products should tend to be alternatives to conventional lighting sources for applications within the commercial and residential markets. In these markets, we compete on the basis of unique designs, performance, energy savings, lamp life, and durability.

We believe that we will compete favorably in our markets, based on the following factors:

•	Breadth and diversity of high-quality LED product offerings;
•	Our expansive distribution network and developed relationships;
•	Innovative products at competitive price points;
•	UL/CUL, DLC and Energy Star certifications;
•	Ability to offer multiple levels of products;
•	Value-engineered products producing a fast ROI; and
•	Responsiveness to customers

Table of Contents	9

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and advanced LED lighting solutions and introducing these products at competitive prices on a timely basis.

Intellectual Property

UL/CUL Listings

We have over 20 UL files, which include UL Listings for over 14,000 products for sale in the United States and Canada. UL is an independent safety testing laboratory. A UL Listing means that UL has tested representative samples of the product and determined that it meets UL’s requirements. These requirements are based primarily on UL’s published and nationally recognized standards for safety in the US and Canada. UL’s testing certifies the design, construction and assembly of the certified products. UL Listings do not expire as long as the product certified is not materially changed. Ownership of a UL Listing may also be transferred between companies. Most commercial customers in the lighting industry will only buy UL listed products.

Trademarks

We have one registered trademark, “Energie.”

Employees

As of the date of this report we have six (6) full-time employees including our management, consisting of Harold Hansen, our President and Chief Executive Officer, Justin Kerns, our Chief Operating Officer as well as one additional employee, a bookkeeper, in our Colorado location and one person in production management and a product/production engineer, who work out of our Michigan location. Richard Cole Dennard, our current Chief Financial Officer, works with us as an independent contractor. We also retain additional part and full time employees on a temporary basis as needed to meet production schedules. Depending upon our backlog, we usually employ between 2 and 14 people on a temporary basis. None of our employees are members of any union. We believe our relationship with our employees is good.

As we continue to expand, we expect to add additional employees in the areas of production, engineering, sales and acquisitions if and when we have the financial resources to do so.

Government Regulation

We are not subject to any extraordinary governmental regulations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Annual Report on Form 10-K.

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

Table of Contents	10

Our manufacturing, production, assembly and fulfillment is handled from a 23,000 square foot facility located at 200 E. Garfield Avenue in Zeeland, Michigan. This facility is leased from Symbiote Inc. which became one of our shareholders following the Closing under the Share Exchange Agreement. This facility holds inventory and assembles finished goods to fulfill customer orders. Production engineering, production management and production services are all accomplished from this facility. This facility is under a lease with approximately 3 years remaining at approximately $6,000 base rent with approximately $2,000 in monthly shared expenses.

ITEM 3. LEGAL PROCEEDINGS

In July 2015, Energie LLC and Harold Hansen, our CEO (collectively, “the defendants”), were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs, and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado (the “Court”). As of April 4, 2016, the parties to this action have entered into a settlement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. In the event of a default on this settlement agreement, Vectra Bank may request entry of a judgment against both defendants jointly and severally for any amounts unpaid pursuant to the settlement agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Table of Contents	11

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our common stock commenced on the OTCBB in July 2008, under the trading symbol “ALAS.” In January 2014, our trading symbol became “ELED,” which currently trades on the OTCQB.

The table below sets forth reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

Quarter Ended	High	Low
March 31, 2014	$0.15	$0.03
June 30, 2014	$0.067	$0.021
September 30, 2014	$0.038	$0.017
December 31, 2014	$0.03	$0.016

March 31, 2015	$0.025	$0.01
June 30, 2015	$0.011	$0.006
September 30, 2015	$0.011	$0.003
December 31, 2015	$0.009	$0.002

As of April 13, 2016 the closing bid price of our common stock was $0.0034.

Trading volume in our common stock has been very limited since we commenced trading.  As a result, the trading price of our common stock is subject to significant fluctuations.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission (“SEC”) has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this Report, our common stock is defined as a “penny stock” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It is anticipated that our common stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
Table of Contents	12

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Holders

We had 264 holders of record of our common stock as of the date of this Report, not including those persons who hold their shares in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Pacific Stock Transfer, Inc. Their address is 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119. Their phone numbers are (702) 361-3033 and (800) 785-PSTC.

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov and on our website, www.exeledholdings.com.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

Table of Contents	13

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Annual Report on Form 10-K and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview

ExeLED Holdings is focused on growing and acquiring specialized LED lighting companies for the architecture and interior design markets for both commercial and residential interiors. The lighting products will include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our objective is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. The management team and advisory board is comprised of experienced executives in the lighting industry with recent specific focus on the LED lighting industry. The team has over 300 years of combined experience in this industry.

Energie is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Energie commenced business in 2001.

General Trends and Outlook

In 2015, our focus was on securing funding in order to implement our business plan to grow through acquisition. Accordingly, working capital was at a premium for us, which limited our ability to maximize our revenue-generating activities with Energie. In 2014, we committed resources to completing the Share Exchange Agreement and Merger Agreement in order to become a publicly traded company. These efforts also took significant working capital, and the lack of available funds again limited the profitability of Energie.

Going Concern

As shown in the accompanying consolidated financial statements, we had an equity deficit of $10,048,952 and a working capital deficit of $8,569,652 as of December 31, 2015, and have reported net losses of $2,995,626 and $3,713,292, respectively, for the years ended December 31, 2015 and 2014.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, attract additional capital and, ultimately, upon our ability to develop future profitable operations. We intend to fund our business development, acquisition endeavors and operations through equity and debt financing arrangements. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

Table of Contents	14

Results Of Operations

The following selected comparative financial information for the years ended December 31, 2015 and 2014 have been derived from and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2015 and 2014 included in this report.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

	Year ended December 31,
	2014	2015	Change	%
Sales revenue	$756,385	$543,036	$(213,349)	(28)%
Cost of revenue	(407,680)	(328,971)	78,709	(19)%
Gross profit	348,705	214,065	(134,640)	(39)%

Total operating expenses	3,288,093	1,834,549	(1,453,544)	(44)%

Interest expense	(760,849)	(1,273,255)	(512,406)	67%
Other income (expense)	(13,055)	(101,887)	(88,832)	680%
Net loss	$3,713,292	$2,995,626	$717,666	(19)%

Sales revenue decreased by $213,349 during the year ended December 31, 2015 compared to 2014 due to an overall lack of funding necessary for development and product launch costs. Cost of revenue decreased proportionally to the decrease in revenues.

Operating expenses

	Year ended December 31,
	2014	2015	Change	%
Research and development	$235,172	$255,745	$20,582	9%
Sales and marketing	295,643	109,594	(186,049)	(63)%
General and administrative	1,779,878	1,469,201	(310,677)	(17)%
Impairment	977,400	—	(977,400)	(100)%
	$3,288,093	1,834,549	$(1,453,544)	(44)%

The decrease in operating expenses was driven by the lack of impairment costs in 2015 as well as decreases in costs as we tried to control spending due to a limitation of funding. We also incurred fewer professional fees during the year ended December 31, 2015 compared to 2014 as the fees related to the Merger and Share Exchange were all incurred prior to 2015.

During the year ended December 31, 2015, interest expense increased by $512,406. This increase is due to additional debt of approximately $1,585,000.

Other income (expense) consists primarily of other expenses related to conversion of debt.

Table of Contents	15

Liquidity and Capital Resources

Capital Resources

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

In the second half of 2014, we entered into four Securities Purchase Agreements with KBM Worldwide, Inc., (“KBM”) wherein we agreed to issue 8% convertible promissory notes in the aggregate principal amount of $182,500. The notes could be converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we failed to pay the notes when they became due, the balance due under the notes incur interest at the rate of 22% per annum. The notes contained additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we granted KBM the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. During the year ended December 31, 2015, KBM converted $60,395 of principal and $2,120 of accrued interest into 18,620,609 shares of common stock. During the third quarter of 2015, KBM sold the outstanding principal and interest remaining on the notes to LG Capital Funding LLC.

In December 2014, we entered into a Securities Purchase Agreement, Convertible Note and other ancillary documents with LG Capital Funding LLC, (“LG”) wherein we agreed to issue an 8% convertible promissory note in the principal amount of $35,000. The note was convertible into shares of our common stock at a price equal to 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The note contained additional terms and conditions normally included in instruments of this kind. During the year ended December 31, 2015, LG converted all $35,000 of principal and $1,792 of accrued interest into 16,147,503 shares of common stock. In addition, in August 2015, LG purchased from KBM all of our outstanding convertible notes and accrued interest payable to KBM. The outstanding amount due to KBM was restructured into two new convertible notes under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we agreed to issue 8% convertible promissory notes in the principal amount of $188,684. These notes are convertible into shares of our common stock at a price ranging from 58% - 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The notes contain additional terms and conditions normally included in instruments of this kind. During the year ended December 31, 2015, LG converted $34,247 of principal and $600 of accrued interest into 21,179,939 shares of common stock.

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

Table of Contents	16

Working Capital

Working capital is the amount by which current assets exceed current liabilities. At December 31, 2015, we had current assets, primarily cash, accounts receivable and inventory, of $269,448 and current liabilities of $8,839,100, resulting in negative working capital of $8,569,652.   The increase in negative working capital is due to the increase in debt of approximately $1,585,000 and a resulting increase in accrued liabilities of approximately $500,000 associated with an increase in interest expense.

Cash Flows

At December 31, 2015 we had cash and cash equivalents of $17,987.

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2015	2014
Net cash used in operating activities	$(913,061)	$(487,327)
Net cash used in investing activities	—	(33,026)
Net cash provided by financing activities	887,169	526,358

Net cash used in operating activities increased in 2015 by $425,734 compared to 2014.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

There were no cash flows from investing activities during the year ended December 31, 2015. In 2014, all cash flows used in investing activities were used to acquire long-lived assets.

During 2015, we relied on additional borrowings under both new and existing debt agreements. In 2015, net cash flows provided by financing activities were composed of $1,421,326 of additional borrowings and $534,157 of debt pay down. In 2014, we borrowed $758,719 of additional debt and paid down $232,361 of debt.

We believe that our principal difficulty in our inability to successfully generate profits has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for development and launching of new products for Energie, as well as funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense.  As of the date of this report, other than as disclosed below, we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2015 and 2014.

Table of Contents	17

Critical Accounting Policies and Estimates

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required adoption beginning in the first quarter of 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the standard may be adopted in either the first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of these standards on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU will be effective for our financial statements beginning with the quarter ending March 31, 2016. In August 2015, the FASB issued ASU No. 2015-15 (ASU 2015-15), Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update). ASU 2015-15 amends subtopic 835-30 to include the SEC Staff Announcement at the June, 18 2015 EITF meeting regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We are currently evaluating the impact of these standards on our consolidated financial statements.

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

Table of Contents	18

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The guidance in this new standard eliminated the current requirement to present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and deferred tax liabilities as noncurrent. Public companies are required to apply the guidance beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

Table of Contents	19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ExeLED Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ExeLED Holdings, Inc. (formerly Energie Holdings, Inc) (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExeLED Holdings, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 14, 2016

Table of Contents	21

 EXELED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$17,987	$43,879
Receivables, net	8,551	27,337
Inventory, net	190,151	248,662
Prepaid expenses and other	52,759	68,291
Total current assets	269,448	388,169

Noncurrent assets:
Debt issuance costs and deposits	113,703	22,611
Total noncurrent assets	113,703	22,611

Total assets	$383,151	$410,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,505,397	$2,228,645
Accrued liabilities	1,076,040	572,973
Debt, current portion	5,257,663	2,373,307
Total current liabilities	8,839,100	5,174,925

Debt, long-term portion	1,593,003	2,893,214
Total liabilities	10,432,103	8,068,139

Commitments and contingencies (Note 9)	—	—

Equity:
Common stock, $.0001 par value; 250,000,000 shares authorized; 113,914,718 and 53,816,667 shares issued and outstanding at December 31, 2015 and 2014	11,191	5,182
Additional paid-in capital	2,446,196	1,848,172
Accumulated deficit	(12,506,339)	(9,510,713)
Total deficit	(10,048,952)	(7,657,359)

Total liabilities and equity	$383,151	$410,780

See accompanying notes to consolidated financial statements.

Table of Contents	22

EXELED HOLDINGS, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014

Revenue	$543,036	$756,385
Cost of revenue	328,971	407,680
Gross profit	214,065	348,705

Operating expenses:
Research and development	255,754	235,172
Sales and marketing	109,594	295,643
General and administrative	1,469,201	1,779,878
Impairment of long-lived assets	—	977,400
Total operating expenses	1,834,549	3,288,093

Loss from operations	(1,620,484)	(2,939,388)

Other income (expense):
Interest expense	(1,273,255)	(760,849)
Loss on conversion of debt	(211,304)	—
Gain of forgiveness of debt	155,717	—
Other	(46,300)	(13,055)
Other income (expense), net	(1,375,142)	(773,904)

Net loss	$(2,995,626)	$(3,713,292)

Net loss per common share
Basic and diluted	$(0.04)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	74,761,927	42,392,913

See accompanying notes to consolidated financial statements.

Table of Contents	23

EXELED HOLDINGS, INC.

Consolidated Statements of Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Deficit	Members’ Deficit (Energie LLC)	Total
December 31, 2013	—	$—	$—	$—	$(2,996,694)	$(2,996,694)

Energie LLC activity, six months ended June 30, 2014:
Net loss	—	—	—	—	(1,045,239)	(1,045,239)
Member activity	—	—	—	—	(115,512)	(115,512)

Impact of share exchange:
Member equity reclassified as accrued interest	—	—	—	—	(110,197)	(110,197)
Member equity reclassified as debt	—	—	—	—	(366,738)	(366,738)
Change in capital structure	51,400,000	514,000	1,330,604	(6,842,660)	4,634,380	(363,676)

Change in par value from $0.01 to $0.0001	—	(508,860)	508,860	—	—	—

Common stock issued for services	416,667	42	8,708	—	—	8,750

Shares reserved for issuance	2,000,000	—	—	—	—	—

Consolidated loss, six months ended December 31, 2014	—	—	—	(2,668,053)	—	(2,668,053)

December 31, 2014	53,816,667	$5,182	$1,848,172	$(9,510,713)	$—	$(7,657,359)

Common stock issued for services	4,150,000	415	40,435	—	—	40,850

Conversion of debt	55,948,051	5,594	339,864	—	—	345,458

Debt discount	—	—	217,725	—	—	217,725

Consolidated net loss	—	—	—	(2,995,626)	—	(2,995,626)

December 31, 2015	113,914,718	$11,191	$2,446,196	$(12,506,339)	$—	$(10,048,952)

See accompanying notes to consolidated financial statements

Table of Contents	24

EXELED HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014
Operating Activities:
Net loss	$(2,995,626)	$(3,713,292)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	—	198,597
Impairment of long-lived assets	—	977,400
Amortization of debt issuance costs	102,257	3,334
Amortization of debt discount	145,415	—
Common stock issued for services	40,850	8,750
Expense converted to debt	—	774,167
Loss on conversion of debt	211,304	—
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	18,786	10,688
Inventory	58,511	165,646
Prepaid expenses	14,882	(66,619)
Accounts payable	929,928	840,788
Accrued liabilities	560,632	313,214
Net cash used in operating activities	(913,061)	(487,327)

Investing Activities:
Intangible assets	—	(32,776)
Property and equipment	—	(250)
Net cash used in investing activities	—	(33,026)

Financing Activities:
Proceeds from debt	1,421,326	758,719
Payments of debt	(534,157)	(232,361)
Net cash provided by financing activities	887,169	526,358

Net change in cash	(25,892)	6,005

Cash, beginning of period	43,879	37,874

Cash, end of period	$17,987	$43,879

Cash paid for:
Interest	$414,743	$103,712
Income taxes	—	—
Non-cash transactions:
Debt converted to common stock	$134,154	$—
Accounts payable converted to debt	653,176	—
Accrued liabilities converted to debt	53,053	—
Debt issuance costs	192,699	—

See accompanying notes to consolidated financial statements.

Table of Contents	25

EXELED HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Formation of the Company

ExeLED Holdings, Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On December 31, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Energie LLC (hereinafter referred to as, “Energie”). The Share Exchange Agreement was not effective until July 2, 2014 due to a variety of conditions subsequent that needed to be met, which are described below. Upon effectiveness, we issued 33,000,000 “restricted” shares of our common stock, representing approximately 65% of our then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Energie. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

Thereafter, on January 27, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with two of our then wholly owned subsidiaries, Energie Holdings, Inc. and Alas Acquisition Company. The net effect of the Merger Agreement was to effectuate a name change from Alas Aviation Corp., to Energie Holdings, Inc. in order to provide a better understanding to investors of our entry into the LED lighting industry. Our management also changed.

All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings, Inc. and its subsidiaries, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

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

Basis of Presentation

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The consolidated financial statements include the results of operations and financial position of Energie for all periods, and the results of operations and financial position of Holdings as of and for the year ended December 31, 2015 and for the six months ended December 31, 2014.

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

Table of Contents	26

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $10,048,952 and a working capital deficit of $8,569,652 as of December 31, 2015, and have reported net losses of $2,995,626 and $3,713,292, respectively, for the years ended December 31, 2015 and 2014.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, attract additional capital and, ultimately, upon our ability to develop future profitable operations. We intend to fund our business development, acquisition endeavors and operations through equity and debt financing arrangements. However, there can be no assurance that these arrangements will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Additionally, current economic conditions in the United States and globally create significant challenges attaining sufficient funding.

Some of our debt agreements are due on demand. If demand for payment is made by one or multiple vendors, we would experience a liquidity issue as we do not currently have the funds available to pay off these debts. While we have entered into extensions with several of our lenders, there can be no assurances that any of the lenders will be cooperative or that if they are willing to provide extensions or forbearances, that the terms under which they may be willing to provide them will be favorable to us.

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

Table of Contents	27

Intangible assets

Our intangible assets consist of the following:

UL Listings – Energie has over 20 United LaboratoriesTM (“UL”) files, which include UL Listings for over 14,000 products for sale in the United States and Canada. UL is an independent safety testing laboratory. A UL Listing means that UL has tested representative samples of the product and determined that it meets UL’s requirements. These requirements are based primarily on UL’s published and nationally recognized standards for safety. UL’s testing certifies the design, construction and assembly of the certified products. UL Listings do not expire as long as the product certified is not materially changed. Ownership of a UL Listing may also be transferred between companies. Most customers in the lighting industry will only buy UL listed products.

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

Table of Contents	28

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

Equity

As a result of the Share Exchange, Energie is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. Accordingly, the equity presented prior to the effective date of the Share Exchange is that of Energie, LLC. Subsequent to the effective date of the Share Exchange, July 2, 2014, the equity presented represents the equity of Holdings.

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

Table of Contents	29

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2015 and 2014, determined that there were no material uncertain tax positions.

Prior to the Share Exchange, we were a limited liability company (“LLC”), which is treated as a partnership for income tax purposes, where all tax obligations flow through to the owners of the LLC during the period in which income taxes were incurred.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and the amount due, if any, from our factoring counterparty. For the year ended December 31, 2015 two customers represented more than 36% of our total revenues, and as of December 31, 2015, one customer represented more than 51% of our gross accounts receivable balance.

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

Table of Contents	30

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required adoption beginning in the first quarter of 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the standard may be adopted in either the first quarter of 2018 or 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of these standards on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU will be effective for our financial statements beginning with the quarter ending March 31, 2016. In August 2015, the FASB issued ASU No. 2015-15 (ASU 2015-15), Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update). ASU 2015-15 amends subtopic 835-30 to include the SEC Staff Announcement at the June, 18 2015 EITF meeting regarding the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We are currently evaluating the impact of these standards on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The guidance in this new standard eliminated the current requirement to present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and deferred tax liabilities as noncurrent. Public companies are required to apply the guidance beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

Table of Contents	31

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

The accompanying consolidated statements of operations include the results of the Share Exchange Agreement from the share exchange date of July 2, 2014. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on January 1, 2013, are as follows:

Year ended December 31,
2014
Pro forma results:
Total net revenues	$756,385
Net loss	(3,987,209)
Net loss per common share:
Basic and diluted	$(0.08)

The assets and liabilities of Holdings on the effective date of the Share Exchange Agreement were as follows:

Accounts payable	$363,676

Preferred stock	—
Common stock	194,604
Additional paid-in capital	91,046,859
Accumulated deficit	(91,605,139)
Total stockholders’ deficit	$(363,676)

Note 3 – Receivables

Receivables consist of the following:

	December 31,
	2015	2014
Customer receivables	$21,431	$41,234
Less: Allowance for uncollectible accounts	(12,880)	(13,897)
	$8,551	$27,337

Note 4 – Inventory

Inventory consists of the following:

	December 31,
	2015	2014
Raw materials	$348,342	$420,424
Less: Reserve	(158,191)	(171,762)
	$190,151	$248,662

Table of Contents	32

Note 5 – Intangible Assets

Amortization expense for the years ended December 31, 2015 and 2014 was $0 and $179,431, respectively. We recorded impairment expense of $972,895 during the year ended December 31, 2014.

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

Note 6 – Property and Equipment

Depreciation expense for the years ended December 31, 2015 and 2014 was $0 and $19,166, respectively. We recorded impairment expense of $4,505 during the year ended December 31, 2014.

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

Note 7 – Debt

Debt consists of the following:

		December 31,
Description	Note	2015	2014
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	580,000
Investor debt	C	267,787	267,787
Related party debt	D	5,632,543	3,840,749
Other notes payable	E	66,786	57,692
Cash draw agreements	F	204,423	255,793
Convertible promissory notes	G	154,437	217,500
Total		6,922,976	5,266,521
Less: unamortized discount		(72,310)	—
Debt, net of unamortized discount		6,850,666	5,266,521
Less: current portion, net of unamortized discount		(5,257,663)	(2,373,307)
Debt, long-term portion		$1,593,003	$2,893,214

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, “the defentants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. As of April 4, 2016, the parties to this action have entered into a settlement whereby the defendants agreed to pay to the bank the sum of $59,177 on or before April 30, 2016. In the event of a default on this settlement agreement, the bank may request entry of a judgment against both defendants jointly and severally for any amounts unpaid pursuant to the settlement agreement.

B – Note Payable to Distribution Partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at December 31, 2015 and 2014. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

Table of Contents	33

December 31,
2015	2014	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
10,000	10,000	24%
$267,787	$267,787

D – Related Party Debt – The following summarizes notes payable to related parties.

	December 31,
	2015	2014	Interest Rate
D1	$4,120,465	$3,152,231	6%
D2	528,214	497,130	12%
D3	34,888	34,888	12%
D4	280,800	156,500	24%
D5	668,176	—	18%
Total	$5,632,543	$3,840,749

 D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to December 2015, with monthly principal and interest payable through November 2017. The 2014 notes aggregated the previous notes payable, accrued interest and accounts payable. Neither the 2014 nor the 2015 notes are convertible. The previous note agreement gave Symbiote, at its option at any time after default, the right to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. Symbiote holds a large ownership percentage in Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services.

We evaluated the agreements for derivatives and determined that they do not qualify for derivative treatment for financial reporting purposes, because the agreements relate to our own equity, and the debt and the equity are not closely related. We also determined this does not qualify as a beneficial conversion feature.

D2 – Notes payable to an executive vice president, entered into from December 2014 through December 2015, with monthly principal and interest payable through November 2017. The 2014 note aggregated previous notes payable, accrued interest and accounts payable.

D3 – Note payable to our chief executive officer (“CEO”), entered into in December 2014, with monthly principal and interest payable through December 2016.

D4 – Notes payable to the spouse of our CEO, entered into from September 2013 to October 2015, with principal and interest payments due upon a specific event or upon demand.

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into in June 2015. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm. If we have not paid $300,000 by December 31, 2015, then beginning January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which is being amortized through interest expense over the life of the notes.

Table of Contents	34

E – Other Notes Payable – Represents the outstanding principal balance on three separate notes bearing interest at approximately 12% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $284,220 as of December 31, 2015. The maturity dates of the agreements range from March to May 2016.

G – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory notes payable to an entity with interest of 8% annually, due in August 2016. During the third quarter of 2015, the current holder of the notes purchased all of our similar outstanding convertible notes from another entity and consolidated those notes into two new notes. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the year ended December 31, 2015, $129,642 of principal and $4,512 of accrued interest was converted into 55,948,051 shares of common stock. We also recorded a loss on conversion of debt of $211,304 related to these transactions.

Debt issuance costs of $101,358 are being amortized over the life of the respective notes.

The future maturities of debt are as follows:

Year ending December 31,
2016	$5,329,973
2017	1,373,003
2018	120,000
2019	100,000
$6,922,976

Note 8 – Equity

We have authorized 5,000,000 shares of preferred stock at $0.0001 par value, with no shares issued and outstanding as of December 31, 2015. Upon issuing preferred stock, if any, the terms of each tranche of issuance may be determined by our board of directors, including dividends and voting rights.

In July 2014, we entered into an agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”), under which Dutchess has agreed to purchase from us 5,000,000 shares of our common stock, up to $5 million, during a 36 month period commencing on the date a Registration Statement on Form S-1 was declared effective, October 29, 2014. We will sell these shares to Dutchess at a price equal to 94% of the lowest daily volume weighted-average price of our common stock during the five consecutive trading days beginning on the day we make notice to Dutchess and ending on and including the date that is four trading days after such notice. We have the right to withdraw all or any portion of any put before the closing, subject to certain limitations. As part of the agreement with Dutchess, we transferred 2,000,000 shares of our common stock for no proceeds. We will receive proceeds when we make notice to Dutchess to sell these shares. The market price of the 2,000,000 shares was $40,000, based on the trading price on the date of transfer. If we do not make notice to Dutchess, these shares will be returned to us at the end of the 36 month contractual period. As of December 31, 2015, we had not made notice to Dutchess to sell any of these shares. Accordingly, the net impact to our stockholders equity is zero.

Table of Contents	35

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

Future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2015, are as follows:

2016	$168,811
2017	142,752
2018	28,890
$340,453

Note 10 – Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2015	2014
Current tax provision
Federal	$(941,497)	$(775,545)
State	(122,690)	(100,938)
	(1,064,187)	(876,483)
Deferred tax provision
Federal	941,497	775,545
State	122,690	100,938
	1,064,187	876,483
	$—	$—

The components of net deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2015	2014
Current deferred tax asset (liability):
Inventory reserve	$60,794	$66,000
Warranty reserve	7,148	7,109
Net operating loss carryforward	1,940,670	876,483
Valuation allowance	(2,008,612)	(949,592)
	—	—
Long-term deferred tax asset (liability)
Long-lived assets	124,515	136,132
Valuation allowance	(124,515)	(136,132)
	—	—
Net deferred tax asset (liability)	$—	$—

Table of Contents	36

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2015	2014
Income tax benefit at statutory rate	$(1,018,511)	$(1,262,519)
State income tax, net of Federal benefit	(91,540)	(113,471)
Change from LLC to C Corp	—	284,869
Amortization of debt discount	55,884	—
Other	6,765	5,477
Valuation allowance	1,047,402	1,085,644
	$—	$—

Note 11 – Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. In a net loss position, however, potential securities are excluded, because they are considered anti-dilutive. Since Energie, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Share Exchange on July 2, 2014. Accordingly, we have prepared the calculation of Net Loss Per Share using the weighted-average number of common shares of Holdings that were outstanding during the years ended December 31, 2015 and 2014.

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2015	2014
Net loss available for stockholders	$(2,995,626)	$(3,713,292)
Weighted average outstanding shares of common stock	74,761,927	42,392,913
Dilutive effect of securities	—	—
Common stock and equivalents	74,761,927	42,392,913

Net loss per share – Basic and diluted	$(0.04)	$(0.09)

There are no dilutive instruments outstanding during the years ended December 31, 2015 and 2014.

Table of Contents	37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were not effective as of December 31, 2015, because of the material weaknesses described below.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of our internal control over financial reporting based on the criteria set forth in Intern Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on their assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Table of Contents	38

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

Table of Contents	39

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position
Harold Hansen	67	President, Chief Executive Officer and Director
Richard Cole Dennard	37	Chief Financial Officer
Thomas H. Rockers	68	Corporate Secretary

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

There are no family relationships between any of our former or current officers and directors.

Following is biographical information of our current management:

Harold (Hal) Hansen: President, Chief Executive Officer and Director. Mr. Hansen was appointed to his positions in April 2014. Since September 2011, he has also been the founder, CEO and Managing Member of Énergie. He has held senior executive-level positions in general management, marketing, sales management, and in product, market, and corporate development for major U. S. companies. Mr. Hansen has experience in international business projects in Canada, Mexico, Western Europe, and in the People's Republic of China. He has a broad background in the development and implementation of strategic and tactical marketing and business plans as well as in the development and delivery of the education, training, and communication programs needed to implement the plans. As a business consultant since 1983, he helped companies (ranging from divisions of large multi-national manufacturers and service organizations to start-ups) increase their sales volume and profitability. Along with a consulting engagement with Peerless Lighting, he has developed international lighting importing projects for Zumtobel/Staff and ERCO before becoming the temporary Vice President of Marketing and Sales for Focal Point Lighting. During these projects he designed and implemented programs that established and implemented new or expanded entries of international lighting into the US market. Mr. Hansen devotes substantially all of his time to our affairs. Mr. Hansen’s experience as Energie’s founder qualifies him to serve on our board of directors.

Richard Cole Dennard: Chief Financial Officer. Mr. Dennard acts as our Chief Financial Officer on a contract basis since July 2014. He has worked with Énergie, LLC since early 2012. He is a seasoned accounting and finance professional with a diverse background in a variety of industries, including companies in the manufacturing, distribution, energy services, insurance and professional services industries. Mr. Dennard worked in the assurance practice at Deloitte & Touche LLP for seven years. For the last 6 years, Mr. Dennard has been a partner for a regional consulting firm. He devotes only such time as necessary to our business, which does not exceed 20% of his business activities.

Thomas H. Rockers: Corporate Secretary. Mr. Rockers was appointed as our Corporate Secretary in March 2015. Prior to his appointment, from 2003 through July 2012, when he retired, Mr. Rockers was the Chief Executive Officer of St. Anthony’s Medical Center, in St. Louis, MO, where he increased net revenues from $300 million, to $500 million. Mr. Rockers was also CEO of the Alliance in Denver, CO from 1998 to 2002, where he grew that company from $5 million to $40 million. Mr. Rockers received a Master of Health Care Administration from the University of Minnesota in 1972 and a Bachelor of Science degree from South Dakota State University in 1969. He devotes only such time as necessary to our business affairs, which is not expected to exceed 20% of his time.

Business Advisory Group:

Our Business Advisory Group is made up of selected professionals who will provide strategic and operational guidance to our executive team as well as the executives and managers of our subsidiaries. They are not employees, but will be contracted to perform specific projects as needed.

Table of Contents	40

Philip Mercorella (71) Mr. Mercorella has extensive experience in public and private companies as well as with private equity firms. He served for 22 years with Herman Miller Inc., and is now retired from that company. His positions ranged from Executive Vice- President, Herman Miller, Inc. (Parent Company) to being an Officer and Chief Executive of several subsidiaries. Mr. Mercorella’s private equity/operating partner involvements include Goldner, Hawn, Johnson & Morrison, Minneapolis, MN; Parallel Investment Partners, Dallas, TX; Genuity Capital Partners, Toronto, Canada; and Nicollet Capital Investors, Minneapolis, MN. He is currently serving as Chairman of the Board of Directors and operating partner with Flower Group Inc. (One Floral), Ontario, Canada. He holds degrees from St. Francis College, BBA Management and Pennsylvania State University, MBA Marketing. He has also been a faculty member at Penn State.

Andrew Hurry (47) Mr. Hurry is a senior banker with over 20 years of strategic advisory and transactional experience. His strengths include applying a unique combination of a pragmatic scientific, engineering and finance background to complex situations across environmental, telecom, healthcare and other industries. Mr. Hurry is currently a FINRA Registered Representative with the Denver based investment bank The Yale Group. Prior to joining The Yale Group, Mr. Hurry was a principal at Grayson & Associates, a merchant banking firm focusing on medical related technology investments. Before Grayson, he was a Senior Project Manager in Europe for global environmental consulting firms with his role focusing on business development, environmental due diligence and natural resource development. Mr. Hurry holds an MBA from the University of London, England, an M.Sc. from University College London and a B.Sc. from the University of Glasgow, Scotland.

Mitchell Kohn (61) Mr. Kohn is president of Mitchell B. Kohn Lighting Design, with Chicago area offices in Highland Park, Illinois, specializing in lighting design for corporate, commercial, institutional, and high-end residential environments. With over 30 years of experience, he has successfully completed over 500 projects throughout the world. In addition to consulting to corporations and architectural and design firms world-wide, Mr. Kohn is a frequent lecturer on various lighting subjects with courses registered with both the AIA and IIDA. He has been a consultant to several domestic and international lighting manufacturing companies, applying his expertise to product development and marketing. He has been published extensively on both technical subjects, as well as design projects, that have included discussions on glare control, energy saving techniques, task lighting, sustainability, and visual performance. He has been named a Fellow of both the International Association of Lighting Designers (IALD), and the Illuminating Engineering Society (IES), for which he served as Chairman of their Office Lighting Committee, responsible for developing and maintaining ANSI lighting standards for 15 years. He has served on the Board of Directors of the IALD, the IALD Education Trust, the National Council on Qualifications for the Lighting Professions (NCQLP), and Lightfair International. For his architectural lighting designs, Mr. Kohn has also been the recipient of the International Illumination Design Award of Distinction, and the IES Award of Excellence, their highest design award recognition, a General Electric Edison Award, an IALD Design Citation, and a U.S. Patent for developments in the field of task lighting. He also served as writer and editor of Lighting Focus, a quarterly lighting supplement to Interiors Magazine and Architecture Magazine.

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

Director Independence

We are not an issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system, which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Harold Hansen, our sole director, would not be considered independent.

Table of Contents	41

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee, or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form committees. However, our new management plans to form an audit, compensation and nominating committee in the near future; the implementation of which is likely to be in connection with our next contemplated acquisition. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We envision that the compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our board. Although our board has not established any minimum qualifications for director candidates, when considering potential director candidates, our board considers the candidate’s character, judgment, skills.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons owning more than ten percent of the common stock, to file initial reports of ownership and changes in ownership with the SEC. Additionally, Item 405 of Regulation S-K under the Exchange Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that, a Form 3 was filed late for Thomas Rockers.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during the years ended December 31, 2015 and 2014. We had no other highly compensated officers or employees who had total compensation exceeding $100,000 for the year ended December 31, 2015 and 2014 (each a “named executive officer”).

Summary Compensation Table

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Harold (Hal) Hansen (1) President, Chief Executive Officer and Director	2014 2015	156,000 150,000	100,000 75,000	—	—	256,000 225,000
(1)	This compensation has been accrued and remains unpaid as of the date of this Report.

Table of Contents	42

Employment Agreements

Prior to the closing of the Share Exchange and in anticipation of closing, we entered into employment agreements with Harold Hansen, our President and Chief Executive Officer, and Lee Barratt, our former Corporate Secretary.

Mr. Hansen’s current employment agreement became effective April 1, 2014 and is for a term of three years. The agreement provides for an annual salary of $150,000 per year with increases each year if trailing twelve month sales meet or exceed certain levels. Mr. Hansen is subject to 18 month non-compete / non-solicitation provisions following termination of his employment with us. In addition, he is eligible to receive a three year severance package equal to his current compensation at the time of termination in the event of a termination without cause, as defined therein.

We have entered into an independent contractor agreement with NOW CFO, a Denver, Colorado-based financial consulting firm, to provide our Treasurer and Chief Financial Officer, Richard Cole Dennard.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

We did not pay any compensation to directors for service on the board of directors during the year ended December 31, 2015.

Table of Contents	43

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Harold Hanson(1) 4885 Ward Road Suite 300 Wheat Ridge, CO 80033	11,696,631	10.27%

Common	Symbiote, Inc. 300 North Centennial Street Zeeland, Michigan 49464	6,930,940	6.08%
Common	All Officers and Directors as a Group (1 person)	11,696,631	10.27%

———————

(1)	Officer and/or director of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following includes a summary of transactions since the beginning of our 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Notes Payable to Related Parties

The following summarizes the terms and balances of the related party notes:

	December 31, 2015	December 31, 2014	Interest Rate
D1	$4,120,465	$3,152,231	6%
D2	528,214	497,130	12%
D3	34,888	34,888	12%
D4	280,800	156,500	24%
D5	668,176	—	18%
Total	$5,632,543	$3,840,749

Table of Contents	44

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

D2 – Joe Durzo is a shareholder and employee.

D3 – Harold (Hal) Hansen is our chief executive officer (“CEO”).

D4 – Julianne Larsen is the spouse of our CEO. This debt is held by a trust for which Ms. Larsen is the trustee.

D5 – NOW CFO is the consulting firm that employs our Chief Financial Officer (“CFO”).

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent accountant, during our fiscal years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Audit fees	$32,900	$37,800
Audit related fees	—	28,550
Tax fees	—	—
All other fees	—	—
Total	$32,900	$66,350

Audit Fees: Consists of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2015and 2014 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees: Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees: Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Table of Contents	45

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description
21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

The following exhibits have previously been filed with the Securities and Exchange Commission by the Registrant on the dates indicated.

Exhibit Number	Description
2.1	Stock Purchase Agreement by and between the Registrant and The Kennedy Company, dated as of February 5, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated as of February 20, 2004)

2.2	Agreement and Plan of Merger by and between the Registrant, SRI Acquisition Corp. and Larscom Incorporated, dated as of April 28, 2004 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (File No. 333-116472)

3.1	Certificate of Incorporation of Energie Holdings, Inc. (incorporated by reference to Current Reports on Form 8-K dated as of June 10, 2014 and July 2, 2014)

3.2	Bylaws of Energie Holdings, Inc. (incorporated by reference to Current Reports on Form 8-K dated as of June 10, 2014 and July 2, 2014)

3.3	Certificate of Amendment to Certificate of Incorporation of Energie Holdings, Inc. filed September 18, 2014

3.4	Articles of Amendment of ExeLED Holdings Inc. filed December 4, 2015

10.38	Share Exchange Agreement dated December 31, 2013 between Alas Aviation Corp. and OELC LLC, and Shareholders of OELC LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated as of December 31, 2013)

10.39	Agreement and Plan of Merger dated January 27, 2014 between Alas Aviation Corp., Alas Acquisition Company and Energie Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K and Form 8-K/A dated as of January 27, 2014)

10.40	Investment Agreement dated July 16, 2014 between Energie Holdings, Inc. and Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated as of July 16, 2014)

10.41	Registration Rights Agreement dated July 16, 2014 between Energie Holdings, Inc. and Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated as of July 16, 2014)

Table of Contents	46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 14, 2016	EXELED HOLDINGS, INC. By: /s/ Harold Hansen________ Harold Hansen, Principal Executive Officer

By: /s/ Richard Cole Dennard__ Richard Cole Dennard, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2016.

/s/ Harold Hansen

Harold Hansen,

Chief Executive Officer and Director

(principal executive officer)

/s/ Richard Cole Dennard

Richard Cole Dennard,

Chief Financial Officer

(principal financial and accounting officer)

Table of Contents	47