Form 10-Q
period 2016-03-31
Energie Holdings, Inc.
filed 2016-05-23
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-28562

EXELED HOLDINGS INC.

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

As of May 23, 2016, there were 132,306,139 shares of common stock, $0.0001 par value, issued and outstanding.

EXELED HOLDINGS INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$20,487	$17,987
Accounts receivable, net	7,748	8,551
Inventory	180,355	190,151
Prepaid expenses and other	52,400	52,759
Total current assets	260,990	269,448

Noncurrent assets:
Deposits	12,345	12,345

Total assets	$273,335	$281,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,806,233	$2,505,397
Accrued liabilities	1,258,509	1,076,040
Debt, current portion, net of discount and debt issuance costs	5,865,572	5,156,305
Total current liabilities	9,930,314	8,737,742

Debt, long-term portion	1,256,748	1,593,003
Total liabilities	11,187,062	10,330,745

Commitments and contingencies (Note 5)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 or December 31, 2015	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 122,189,956 shares issued and outstanding at March 31, 2016	12,019	11,191
Additional paid-in capital	2,471,179	2,446,196
Accumulated deficit	(13,396,925)	(12,506,339)
Total deficit	(10,913,727)	(10,048,952)

Total liabilities and equity	$273,335	$281,793

See accompanying notes to condensed consolidated financial statements.

Table of Contents	2

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2016	2015
Sales revenue	$98,555	$202,395
Cost of goods sold	(52,054)	(98,006)
Gross profit	46,501	104,389

Operating expenses:
Research and development	72,991	56,870
Sales and marketing	12,715	43,470
General and administrative	350,775	405,705
Total operating expenses	436,481	506,045

Loss from operations	(389,980)	(401,656)

Other income (expense):
Interest expense	(463,449)	(200,360)
Other	(37,157)	(10,269)
Other income (expense), net	(500,606)	(210,629)

Net loss	$(890,586)	$(612,285)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	118,049,387	54,560,257

See accompanying notes to condensed consolidated financial statements

Table of Contents	3

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net loss	$(890,586)	$(612,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	53,047	6,332
Amortization of debt discount	72,310	—
Common stock issued for services	—	5,000
Loss on conversion of debt	15,940	—
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	803	10,642
Inventory	9,796	(619)
Prepaid expenses	359	15,503
Deposits	—	(650)
Accounts payable	300,836	377,717
Accrued liabilities	182,840	109,620
Net cash used in operating activities	(254,655)	(88,740)

Financing Activities:
Proceeds from debt	351,685	263,250
Payments of debt	(94,530)	(215,746)
Net cash provided by financing activities	257,155	47,504

Net change in cash	2,500	(41,236)

Cash, beginning of period	17,987	43,879

Cash, end of period	$20,487	$2,643

Cash paid for:
Interest	$155,799	$77,685
Taxes	—	—
Non-cash transactions:
Debt converted to common stock	$9,500	$15,000
Accrued liabilities converted to common stock	371	—

See accompanying notes to condensed consolidated financial statements.

Table of Contents	4

EXELED HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

ExeLED Holdings Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. We have two wholly-owned subsidiaries, Energie LLC (hereinafter referred to as “Energie”), and OELC, LLC.

All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings Inc. and its subsidiaries.

Description of Business

We are focused on acquiring and growing specialized LED lighting companies for the architecture and interior design markets for both commercial and residential applications. Our lighting products include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our objective is to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting.

Énergie was founded in 2001 and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Wheat Ridge, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2015.

Significant Accounting Policies

In accordance with the FASB’s issuance of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) and ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (ASU 2015-15), we have changed our presentation of debt issuance costs. Consistent with the application of ASU 2015-03 and 2015-15, we now present debt issuance costs as a direct deduction from the carrying amount of that debt rather than as an asset on the condensed consolidated balance sheet. The impact of this change on the condensed consolidated financial statements for the three months ended March 31, 2016 was a decrease of total assets and a decrease of debt and total liabilities of $98,311. The impact of this change on the condensed consolidated financial statements for the year ended December 31, 2015 was a decrease of total assets and a decrease of debt and total liabilities of $101,358. The change had no impact on shareholders’ equity (deficit) or net loss in either period.

Table of Contents	5

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $10,913,727 and a working capital deficit of $9,669,324 as of March 31, 2016, and have reported net losses of $890,586 and $612,285 for the three months ended March 31, 2016 and 2015, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. We are currently evaluating the impact of ASU 2016-02 on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2016-02 on our financial statements.

Note 2 — Accounts receivable

The following is a summary of accounts receivable:

	March 31, 2016	December 31, 2015

Customer receivables	$20,628	$21,431
Less: Allowance for uncollectible accounts	(12,880)	(12,880)
	$7,748	$8,551

Table of Contents	6

Note 3 — Inventory

The following is a summary of inventory:

	March 31, 2016	December 31, 2015

Raw materials	$338,546	$348,342
Less: reserve	(158,191)	(158,191)
	$180,355	$190,151

Note 4 — Debt

Debt is comprised of the following:

Description	Note	March 31, 2016	December 31, 2015
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	267,787	267,787
Related party debt	D	5,932,543	5,632,543
Other notes payable	E	64,619	66,786
Cash draw notes	F	213,745	204,423
Convertible promissory notes	G	144,937	154,437
Total		7,220,631	6,922,976
Less: unamortized discount and debt issuance costs		(98,311)	(173,668)
Debt, net of unamortized discount and debt issuance costs		7,122,320	6,749,308
Less: current portion		(5,865,572)	(5,156,305)
Debt, long-term portion		$1,256,748	$1,593,003

 A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, “the defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. As of April 4, 2016, the parties to this action have entered into a settlement whereby the defendants agreed to pay to the bank the sum of $59,177 on or before April 30, 2016. The defendants were not able to pay the amounts due and on May 11, 2016, Vectra Bank obtained a judgment in the amount of $61,501.53.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at March 31, 2016 and December 31, 2015. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

March 31, 2016	December 31, 2015	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
10,000	10,000	24%
$267,787	$267,787

Table of Contents	7

D –Related Parties Debt – The following summarizes notes payable to related parties:

	March 31, 2016	December 31, 2015	Interest Rate
D1	$4,420,465	$4,120,465	various
D2	528,214	528,214	various
D3	34,888	34,888	12%
D4	280,800	280,800	various
D5	668,176	668,176	18%
Total	$5,932,543	$5,632,543

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to March 2016, with monthly principal and interest payable through November 2017. The 2014 notes aggregated the previous notes payable, accrued interest and accounts payable. None of the notes are convertible. The previous note agreement gave Symbiote, at its option at any time after default, the right to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. Symbiote holds a large ownership percentage in Holdings, is the lessor of our manufacturing facility, and provides our payroll services.

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

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into in June 2015. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm. Beginning January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense.

E – Other Notes Payable – Represents the outstanding principal balance on three separate notes bearing interest at approximately 12% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $291,527 as of March 31, 2016. The maturity dates of the agreements range from May to July 2016.

Table of Contents	8

G – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory notes payable to an entity with interest of 8% annually, due in August 2016. During the third quarter of 2015, the current holder of the notes purchased all of our similar outstanding convertible notes from another entity and consolidated those notes into two new notes. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the three months ended March 31, 2016, $9,500 of principal and $371 of accrued interest was converted into 8,275,238 shares of common stock. We also recorded a loss on conversion of debt of $15,940 related to these transactions.

Debt issuance costs of $98,311 are being amortized over the life of the respective notes.

Note 5 — Commitments and Contingencies

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

Note 6 — Subsequent Events

On April 15, 2016, one of the convertible debt holders converted $4,736 in exchange for 4,082,525 shares of our common stock, and on May 4, 2016, converted $5,600 in exchange for 6,034,159 shares of our common stock.

Note 7 — Net Loss Per Share

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

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended March 31,
	2016	2015
Net loss	$(890,586)	$(612,285)
Weighted average outstanding shares of common stock	118,049,387	54,560,257
Dilutive effect of stock options and warrants	—	—
Common stock and equivalents	118,049,387	54,560,257

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

There are no dilutive instruments outstanding during the three months ended March 31, 2016.

Table of Contents	9

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

Overview

ExeLED Holdings Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On November 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change our name from “Energie Holdings, Inc.” to “ExeLED Holdings Inc.” We have two wholly-owned subsidiaries, Energie LLC (hereinafter referred to as “Energie”), and OELC, LLC.

We are a holding company, with Energie acting as our operating subsidiary, engaged in the business of the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our creative lighting products include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Our current business objective is to become a leading provider of advanced LED lighting solutions by acquiring and growing complementary LED based lighting fixture companies. We are focused on acquiring specialized lighting companies for the architecture and interior design markets for both commercial and residential applications, with the intention to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. These objectives are subject to our obtaining additional financing, of which there can be no assurance.

All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings Inc. and its subsidiaries, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

Our principal place of business is located at 4885 Ward Road, Suite 300, Wheat Ridge, Colorado, telephone (720) 963-8055. We also maintain a production and assembly facility in Zeeland, Michigan. Our website is www.exeledholdings.com.

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

Our independent accountants have expressed a “going concern” opinion. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2016 and 2015

	Three months ended March 31,
	2016	2015	Change	%
Sales revenue	$98,555	$202,395	$(103,840)	(51)%
Cost of revenue	(52,054)	(98,006)	45,952	47%
Gross profit	46,501	104,389	(57,888)	(55)%

Total operating expenses	436,481	506,045	69,564	14%

Interest expense	(463,449)	(200,360)	(263,089)	131%
Other	(37,157)	(10,269)	(26,888)	262%

Net loss	$(890,586)	$(612,285)	$(278,301)	45%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue decreased during the three months ended March 31, 2016 compared to 2015 due to an overall lack of funding necessary for development and product launch costs. Cost of revenue decreased proportionally to the decrease in revenues.

Operating expenses

	Three months ended March 31,
	2016	2015	Change	%
Research and development	$72,991	$56,870	$16,121	28%
Sales and marketing	12,715	43,470	(30,755)	(71)%
General and administrative	350,775	405,705	(54,930)	(14)%
	$436,481	$506,045	$(69,564)	(14)%

The decrease in operating expenses was driven by our controlling spending due to a limitation of funding.

Other

During the three months ended March 31, 2016, interest expense increased due to additional debt of approximately $1,900,000.

Other income (expense) consists primarily of other expenses related to costs associated with debt and conversions of debt.

Table of Contents	11

Liquidity and Capital Resources

At March 31, 2016, we had $20,487 in cash. We have not generated positive cash flows from operations. Accordingly, our sources of liquidity may include potential debt and equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for (i) development and launching of new products for Energie; (ii) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and (iii) the balance for working capital, and general and administrative expense. Other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

To fund our acquisition plan and fund working capital for our continuing operations, we continue to seek out and discuss financing with potential partners or lenders. While no assurances can be provided, we expect that we will be able to obtain financing to implement our plans.

In August 2015, LG Capital Funding LLC, (“LG”) purchased from KBM Worldwide, Inc., (“KBM”) all outstanding convertible notes and accrued interest payable to KBM under previous agreements with KBM. The outstanding amount due to KBM was restructured into two new convertible notes under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we agreed to issue 8% convertible promissory notes in the principal amount of $188,684. These notes are convertible into shares of our common stock at a price ranging from 58% - 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The notes contain additional terms and conditions normally included in instruments of this kind. During the three months ended March 31, 2016, LG converted $9,500 of principal and $371 of accrued interest into 8,275,238 shares of common stock.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $9,669,324 and $8,468,294, respectively, as of March 31, 2016 and December 31, 2015. The increase in negative working capital is due to the increase in debt of approximately $370,000 and a resulting increase in accrued liabilities of approximately $180,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(254,655)	$(88,740)
Net cash provided by financing activities	257,155	47,504

Table of Contents	12

Net cash used in operating activities increased in 2016 by $165,915 compared to 2015.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2016, we relied on additional borrowings under both new and existing debt agreements. In 2016, net cash flows provided by financing activities were composed of $351,685 of additional borrowings and $94,530 of debt pay down. In 2015, we borrowed $263,250 of additional debt and paid down $215,746 of debt.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016 and December 31, 2015.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Table of Contents	13

PART II. Other Information

Item 1. Legal Proceedings

In July 2015, Energie LLC and Harold Hansen, our CEO (collectively, “the defendants”), were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs, and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado (the “Court”). On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. The defendants were not able to pay the amount due and on May 11, 2016, Vectra Bank obtained a judgment in the amount of $61,501.53.

Item 1A. Risk Factors

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, one of our lenders converted $9,871 of principal and interest on convertible promissory notes into 8,275,238 of our common shares. This issuance was completed in accordance with Section 3(a)(9) of the Securities Act, as amended, in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Certifications of the Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2016	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	15