Form 10-Q
period 2016-06-30
Energie Holdings, Inc.
filed 2016-08-22
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes __ No X

As of August 18, 2016, there were 199,715,476 shares of common stock, $0.0001 par value, issued and outstanding.

EXELED HOLDINGS INC.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein, except as may be required under applicable securities laws. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$90,794	$17,987
Accounts receivable, net	20,797	8,551
Inventory	177,373	190,151
Prepaid expenses and other	51,466	52,759
Total current assets	340,430	269,448

Noncurrent assets:
Deposits	11,695	12,345

Total assets	$352,125	$281,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,029,580	$2,505,397
Accrued liabilities	1,388,132	1,076,040
Debt, current portion, net of discount and debt issuance costs	6,572,059	5,156,305
Total current liabilities	10,989,771	8,737,742

Debt, long-term portion	915,906	1,593,003
Total liabilities	11,905,677	10,330,745

Commitments and contingencies (Note 5)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 or December 31, 2015	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 157,973,762 and 113,914,718 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	15,596	11,191
Additional paid-in capital	2,536,721	2,446,196
Accumulated deficit	(14,105,869)	(12,506,339)
Total deficit	(11,553,552)	(10,048,952)

Total liabilities and equity	$352,125	$281,793

See accompanying notes to condensed consolidated financial statements.

Table of Contents	1

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sales revenue	$206,592	$102,239	$305,147	$304,634
Cost of goods sold	(105,953)	(47,986)	(158,007)	(145,992)
Gross profit	100,639	54,253	147,140	158,642

Operating expenses:
Research and development	70,615	70,502	143,606	127,372
Sales and marketing	26,596	26,432	39,311	69,902
General and administrative	256,427	379,015	607,202	784,720
Total operating expenses	353,638	475,949	790,119	981,994

Loss from operations	(252,999)	(421,696)	(642,979)	(823,352)

Other income (expense):
Interest expense	(418,051)	(290,596)	(881,500)	(490,956)
Other income	(37,894)	(7,261)	(75,051)	(17,530)
Other income (expense), net	(455,945)	(297,857)	(956,551)	(508,486)

Net loss	$(708,944)	$(719,553)	$(1,599,530)	$(1,331,838)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	135,528,338	60,281,130	126,788,863	57,436,497

See accompanying notes to condensed consolidated financial statements

Table of Contents	2

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net loss	$(1,599,530)	$(1,331,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	196,612	27,485
Common stock issued for services	—	40,400
Loss on conversion of debt	56,101	—
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	(12,246)	17,742
Inventory	12,778	5,518
Prepaid expenses and other	1,293	21,030
Deposits	650	(650)
Accounts payable	524,183	546,609
Accrued liabilities	314,121	229,831
Net cash used in operating activities	(506,038)	(443,873)

Financing Activities:
Proceeds from debt	815,116	889,250
Payments of debt	(236,271)	(467,138)
Net cash provided by financing activities	578,845	422,112

Net change in cash	72,807	(21,761)

Cash, beginning of period	17,987	43,879

Cash, end of period	$90,794	$22,118

Cash paid for:
Interest	$267,698	$209,198
Taxes	—	—
Non-cash transactions:
Debt and accrued interest converted to common stock	$38,829	$33,943

See accompanying notes to condensed consolidated financial statements.

Table of Contents	3

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Significant Accounting Policies

In accordance with the FASB’s issuance of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) and ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (ASU 2015-15), we have changed our presentation of debt issuance costs. Consistent with the application of ASU 2015-03 and 2015-15, we now present debt issuance costs as a direct deduction from the carrying amount of that debt rather than as an asset on the condensed consolidated balance sheet. The impact of this change on the condensed consolidated financial statements for the six months ended June 30, 2016, was a decrease of total assets and a decrease of debt and total liabilities of $155,029. The impact of this change on the condensed consolidated financial statements for the year ended December 31, 2015 was a decrease of total assets and a decrease of debt and total liabilities of $101,358. The change had no impact on shareholders’ equity (deficit) or net loss in either period.

Table of Contents	4

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $11,553,552 and a working capital deficit of $10,649,341 as of June 30, 2016, and have reported net losses of $1,599,530 and $1,331,838 for the six months ended June 30, 2016 and 2015, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10). ASU 2016-10 amends the new revenue recognition standard that it issued jointly with the IASB in 2014. The amendments do not change the core principles of the standard, but clarify the accounting for licenses of intellectual property, as well as the identification of distinct performance obligations in a contract. We are currently evaluating the impact of ASU 2016-10 on our financial statements.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (ASU 2016-11). ASU 2016-11 rescinds 1) certain SEC Observer comments that are codified in FASB ASC Revenue Recognition (Topic 605), and FASB ASC Topic 932, Extractive Activities—Oil and Gas (Topic 932), effective on adoption of FASB ASC Revenue from Contracts with Customers (Topic 606) and 2) SEC Staff Announcement, "Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share Under Topic 815," which is codified in FASB ASC Derivatives and Hedging (Topic 815). The rescinded guidance is effective on adoption of FASB ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity. We are currently evaluating the impact of ASU 2016-11 on our financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). ASU 2016-12 addresses issues such as collectability, contract modifications, completed contracts at transition, and noncash considerations as they relate to the new revenue recognition standard. We are currently evaluating the impact of ASU 2016-12 on our financial statements.

Table of Contents	5

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires the immediate recognition of estimated credit losses that are expected to occur over the life of many financial assets. We are currently evaluating the impact of ASU 2016-13 on our financial statements.

Note 2 — Accounts receivable

The following is a summary of accounts receivable:

	June 30, 2016	December 31, 2015

Customer receivables	$36,726	$21,431
Less: Allowance for uncollectible accounts	(15,929)	(12,880)
	$20,797	$8,551

Note 3 — Inventory

The following is a summary of inventory:

	June 30, 2016	December 31, 2015

Raw materials	$335,564	$348,342
Less: reserve	(158,191)	(158,191)
	$177,373	$190,151

Note 4 — Debt

Debt is comprised of the following:

Description	Note	June 30,	December 31,
		2016	2015
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	267,787
Related party debt	D	6,296,443	5,632,543
Other notes payable	E	84,952	66,786
Cash draw notes	F	175,455	204,423
Convertible promissory notes	G	117,637	154,437
Total		7,642,994	6,922,976
Less: unamortized discount and debt issuance costs		(155,029)	(173,668)
Debt, net of unamortized discount and debt issuance costs		7,487,965	6,749,308
Less: current portion		(6,572,059)	(5,156,305)
Debt, long-term portion		$915,906	$1,593,003

Table of Contents	6

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, “the defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. The parties to this action have entered into a settlement whereby the defendants agreed to pay to the bank the sum of $59,177 on or before April 30, 2016. The bank requested a judgment against both defendants jointly and severally for $59,177 pursuant to the settlement agreement. The defendants are currently engaged in settlement discussions with the plaintiff in this matter and while no assurance can be provided, we believe our settlement efforts will be successful.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at June 30, 2016 and December 31, 2015. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

June 30, 2016	December 31, 2015	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	10,000	various
$371,507	$267,787

D –Related Parties Debt – The following summarizes notes payable to related parties:

	June 30, 2016	December 31, 2015	Interest Rate
D1	$4,635,865	$4,120,465	various
D2	528,214	528,214	various
D3	34,888	34,888	12%
D4	316,800	280,800	various
D5	668,176	668,176	18%
D6	112,500	—	6%
Total	$6,296,443	$5,632,543

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. The 2014 notes aggregated the previous notes payable, accrued interest and accounts payable. Symbiote holds a large ownership percentage in Holdings, is the lessor of our manufacturing facility, and provides our payroll services.

Table of Contents	7

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

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into in June 2015. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm. Beginning January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature did not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense.

D6 – Notes payable to the principal shareholders of Symbiote, entered into in April 2016, with principal and interest payments due upon a specific event or upon demand.

E – Other Notes Payable – Represents the outstanding principal balance on four separate notes bearing interest at 6 - 18% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $219,897 as of June 30, 2016. The maturity dates of the agreements range from July to September 2016.

G – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory notes payable to an entity with interest of 8% annually, due in August 2016. During the third quarter of 2015, the current holder of the notes purchased all of our similar outstanding convertible notes from another entity and consolidated those notes into two new notes. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the six months ended June 30, 2016, $36,800 of principal and $2,029 of accrued interest was converted into 44,059,044 shares of common stock. We also recorded a loss on conversion of debt of $56,101 related to these transactions.

Debt issuance costs of $155,029 are being amortized over the life of the respective notes.

Table of Contents	8

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

Note 6 — Subsequent Events

On July 1, 2016, a convertible debt holder converted $4,200 of principal and $291 of accrued interest into 6,452,428 shares of our common stock.

On July 13, 2016, a convertible debt holder converted $3,500 of principal and $252 of accrued interest into 6,468,310 shares of our common stock.

On July 18, 2016, a convertible debt holder converted $3,750 of principal and $274 of accrued interest into 6,937,413 shares of our common stock.

On July 25, 2016, a convertible debt holder converted $3,750 of principal and $279 of accrued interest into 6,947,327 shares of our common stock.

On July 29, 2016, a convertible debt holder converted $3,500 of principal and $264 of accrued interest into 6,489,465 shares of our common stock.

On August 9, 2016, a convertible debt holder converted $5,000 of principal and $389 of accrued interest into 8,446,771 shares of our common stock.

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

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net loss	$(708,944)	$(719,553)	$(1,599,530)	$(1,331,838)
Weighted average outstanding shares of
common stock	135,528,338	60,281,130	126,788,863	57,436,497
Dilutive effect of stock options and warrants	—	—	—	—
Common stock and equivalents	135,528,338	60,281,130	126,788,863	57,436,497

Net loss per share – Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

There are no dilutive instruments outstanding during the six months ended June 30, 2016 and 2015.

Table of Contents	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements except as may be required under applicable securities laws.

Overview

ExeLED Holdings Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On November 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change our name from “Energie Holdings, Inc.” to “ExeLED Holdings Inc.” We have two wholly-owned subsidiaries, Énergie LLC (hereinafter referred to as “Énergie”), and OELC, LLC. All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings Inc. and its subsidiaries, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

We are a holding company engaged in the business of the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our current business objective is to become a leading provider of advanced LED lighting solutions by acquiring and growing complementary LED based lighting fixture companies. We are focused on acquiring specialized LED lighting companies for the architecture and interior design markets for both commercial and residential applications, with the intention to grow, innovate, and fully capture the rapidly growing lighting market opportunities associated with solid state lighting. The lighting products will include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. These objectives are subject to our obtaining additional financing, of which there can be no assurance.

Our management team and advisory board is comprised of experienced executives in the lighting industry with recent specific focus on the LED lighting industry. The group has over 300 years of combined experience in this industry.

Our principal place of business is located at 4885 Ward Road, Suite 300, Wheat Ridge, Colorado, telephone (720) 963-8055. Our website is www.exeledholdings.com. Énergie also maintains a production and assembly facility in Zeeland, Michigan. Énergie’s website is www.energielighting.com.

Table of Contents	10

Énergie acts as our operating subsidiary. Our creative lighting products include both conventional fixtures and advanced solid-state technology that can integrate with digital controls and day-lighting to create energy efficiencies and a better visual environment. Énergie was founded in 2001and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. We have developed an end-to-end production and distribution platform for imported lighting products featuring HID, fluorescent, and LED technologies. Long term contracts with five European manufacturers and one in Taiwan provide us with exclusive North American distribution rights to over 270 total products in 37 categories. After processing any modifications necessary to meet UL standards and building code requirements, the products are sold to customers through a network of over 60 independent lighting sales agents. In addition to a highly competitive commission structure, we provide our sales force with promotional materials, product training, and technical support.

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2016 and 2015

	Three months ended June 30,
	2016	2015	Change	%
Sales revenue	$206,592	$102,239	$104,353	102%
Cost of revenue	(105,953)	(47,986)	(57,967)	(121)%
Gross profit	100,639	54,253	46,386	85%

Total operating expenses	353,638	475,949	122,311	26%

Interest expense	(418,051)	(290,596)	(127,455)	44%
Other income (expense)	(37,894)	(7,261)	(30,633)	422%

Net loss	$(708,944)	$(719,553)	$10,609	(1)%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue increased during the three months ended June 30, 2016 compared to 2015 due to a large order received in the second quarter of 2016. Cost of revenue increased proportionally to the increase in revenues.

Table of Contents	11

Operating expenses

	Three months ended June 30,
	2016	2015	Change	%
Research and development	$70,615	$70,502	$113	0%
Sales and marketing	26,596	26,432	164	1%
General and administrative	256,427	379,015	(122,588)	(32)%
	$353,638	$475,949	$(122,311)	(26)%

The decrease in operating expenses was driven by controlling our spending due to a limitation of funding.

Other

During the three months ended June 30, 2016, interest expense increased due to additional debt of approximately $1,100,000 over the same period in 2015.

Other income (expense) consists primarily of expenses related to costs associated with debt and conversions of debt.

Comparison of results of operations for the six months ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015	Change	%
Sales revenue	$305,147	$304,634	$513	0%
Cost of revenue	(158,007)	(145,992)	(12,015)	(8)%
Gross profit	147,140	158,642	(11,502)	(7)%

Total operating expenses	790,119	981,994	191,875	20%

Interest expense	(881,500)	(490,956)	(390,544)	80%
Other income (expense)	(75,051)	(17,530)	(57,521)	328%
Net loss	$(1,599,530)	$(1,331,838)	$(267,692)	20%

Table of Contents	12

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue remained consistent for the six months ended June 30, 2016 compared to 2015. Cost of revenue increased and gross profit decreased for the six months ended June 30, 2016 compared to 2015 due to an increase in inventory costs.

Operating expenses

	Six months ended June 30,
	2016	2015	Change	%
Research and development	$143,606	$127,372	$16,234	13%
Sales and marketing	39,311	69,902	(30,591)	(44)%
General and administrative	607,202	784,720	(177,518)	(23)%
	$790,119	$981,994	$(191,875)	(20)%

The decrease in operating expenses was driven by controlling our spending due to a limitation of funding.

Other

During the six months ended June 30, 2016, interest expense increased due to additional debt of approximately $1,100,000 over the same period in 2015.

Other income (expense) consists primarily of expenses related to costs associated with debt and conversions of debt.

Liquidity and Capital Resources

At June 30, 2016, we had $90,794 in cash. We have not generated positive cash flows from operations. Accordingly, our sources of liquidity may include potential debt and equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for (i) development and launching of new products for Energie; (ii) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and (iii) the balance for working capital, and general and administrative expense. Other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

To fund our acquisition plan and fund working capital for our continuing operations, we continue to seek out and discuss financing with potential partners or lenders. While no assurances can be provided, we expect that we will be able to obtain financing to implement our plans.

In August 2015, LG Capital Funding LLC, (“LG”) purchased from KBM Worldwide, Inc., (“KBM”) all outstanding convertible notes and accrued interest payable to KBM under previous agreements with KBM. The outstanding amount due to KBM was restructured into two new convertible notes under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we issued 8% convertible promissory notes in the principal amount of $188,684. These notes are convertible into shares of our common stock at a price ranging from 58% - 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The notes contain additional terms and conditions normally included in instruments of this kind. During the six months ended June 30, 2016, LG converted $36,800 of principal and $2,029 of accrued interest into 44,059,044 shares of common stock.

Table of Contents	13

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $10,649,341 and $8,468,294, respectively, as of June 30, 2016 and December 31, 2015. The increase in negative working capital is due to the increase in debt of approximately $720,000 and a resulting increase in accrued liabilities of approximately $310,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(506,038)	$(443,873)
Net cash provided by financing activities	578,845	422,112

Net cash used in operating activities increased in 2016 by $62,165 compared to 2015.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2016, we relied on additional borrowings under both new and existing debt agreements. In 2016, net cash flows provided by financing activities were composed of $815,116 of additional borrowings and $236,271 of debt pay down. In 2015, we borrowed $889,250 of additional debt and paid down $467,138 of debt.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2016.

Table of Contents	14

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our disclosure controls will be effective in the near future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Table of Contents	15

PART II. Other Information

Item 1. Legal Proceedings

In July 2015, Energie LLC and Harold Hansen, our CEO (collectively, “the defendants”), were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs, and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado (the “Court”). On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. Vectra Bank requested a judgment against both defendants jointly and severally for $59,177 pursuant to the settlement agreement. The defendants are currently engaged in settlement discussions with the plaintiff in this matter and while no assurances can be provided. We believe our settlement efforts will be successful.

Item 1A. Risk Factors

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, one of our lenders converted $28,958 of principal and interest on convertible promissory notes into 35,783,806 of our common shares. This issuance was completed in accordance with Section 3(a)(9) of the Securities Act, as amended, in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certifications of the Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2016	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

Table of Contents	17