Form 10-Q
period 2016-09-30
Energie Holdings, Inc.
filed 2016-11-18
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes __ No X

As of November 16, 2016, there were 249,447,433 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$5,012	$17,987
Accounts receivable, net	1,263	8,551
Inventory	171,154	190,151
Prepaid expenses and other	53,023	52,759
Total current assets	230,452	269,448

Noncurrent assets:
Deposits	11,695	12,345

Total assets	$242,147	$281,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,268,848	$2,505,397
Accrued liabilities	1,568,667	1,076,040
Debt, current portion, net of discount and debt issuance costs	7,255,538	5,156,305
Total current liabilities	12,093,053	8,737,742

Debt, long-term portion	570,316	1,593,003
Total liabilities	12,663,369	10,330,745

Commitments and contingencies (Note 5)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 or December 31, 2015	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 249,447,433 and 113,914,718 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	24,743	11,191
Additional paid-in capital	2,635,896	2,446,196
Accumulated deficit	(15,081,861)	(12,506,339)
Total deficit	(12,421,222)	(10,048,952)

Total liabilities and equity	$242,147	$281,793

See accompanying notes to condensed consolidated financial statements.

Table Of Contents	1

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sales revenue	$26,836	$117,002	$331,983	$421,636
Cost of goods sold	(18,785)	(66,767)	(176,792)	(212,759)
Gross profit	8,051	50,235	155,191	208,877

Operating expenses:
Research and development	68,560	64,715	212,166	192,087
Sales and marketing	6,168	28,882	45,479	98,784
General and administrative	359,877	275,301	967,079	1,060,021
Total operating expenses	434,605	368,898	1,224,724	1,350,892

Loss from operations	(426,554)	(318,663)	(1,069,533)	(1,142,015)

Other income (expense):
Interest expense	(475,981)	(365,861)	(1,357,481)	(856,817)
Other income	(73,457)	(10,041)	(148,508)	(27,571)
Other income (expense), net	(549,438)	(375,902)	(1,505,989)	(884,388)

Net loss	$(975,992)	$(694,565)	$(2,575,522)	$(2,026,403)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	168,604,321	70,112,403	151,814,179	64,985,322

See accompanying notes to condensed consolidated financial statements

Table Of Contents	2

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net loss	$(2,575,522)	$(2,026,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	274,625	132,564
Common stock issued for services	—	40,400
Loss on conversion of debt	114,791	—
Changes in operating assets and liabilities (net of Share Exchange):
Accounts receivable	7,288	12,087
Inventory	18,997	15,240
Prepaid expenses and other	(264)	17,960
Deposits	650	(650)
Accounts payable	763,451	785,683
Accrued liabilities	498,288	400,156
Net cash used in operating activities	(897,696)	(622,963)

Financing Activities:
Proceeds from debt	1,253,921	1,287,112
Payments of debt	(369,200)	(704,601)
Net cash provided by financing activities	884,721	582,511

Net change in cash	(12,975)	(40,452)

Cash, beginning of period	17,987	43,879

Cash, end of period	$5,012	$3,427

Cash paid for:
Interest	$420,949	$279,060
Taxes	—	—
Non-cash transactions:
Debt and accrued interest converted to common stock	$82,800	$99,307
Accounts payable and accrued interest converted to debt	$—	$706,229

See accompanying notes to condensed consolidated financial statements.

Table Of Contents	3

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

Significant Accounting Policies

In accordance with the FASB’s issuance of ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03) and ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (ASU 2015-15), we have changed our presentation of debt issuance costs. Consistent with the application of ASU 2015-03 and 2015-15, we now present debt issuance costs as a direct deduction from the carrying amount of that debt rather than as an asset on the condensed consolidated balance sheet. The impact of this change on the condensed consolidated financial statements for the nine months ended September 30, 2016, was a decrease of total assets and a decrease of debt and total liabilities of $236,017. The impact of this change on the condensed consolidated financial statements for the year ended December 31, 2015 was a decrease of total assets and a decrease of debt and total liabilities of $101,358. The change had no impact on shareholders’ equity (deficit) or net loss in either period.

Table Of Contents	4

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $12,421,222 and a working capital deficit of $11,862,601 as of September 30, 2016, and have reported net losses of $2,575,522 and $2,026,403 for the nine months ended September 30, 2016 and 2015, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-10). Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-15 will not have a significant impact on our statement of cash flows.

Note 2 — Accounts receivable

The following is a summary of accounts receivable:

	September 30, 2016	December 31, 2015

Customer receivables	$15,664	$21,431
Less: Allowance for uncollectible accounts	(14,401)	(12,880)
	$1,263	$8,551

Note 3 — Inventory

The following is a summary of inventory:

	September 30, 2016	December 31, 2015

Raw materials	$329,345	$348,342
Less: reserve	(158,191)	(158,191)
	$171,154	$190,151

Table Of Contents	5

Note 4 — Debt

Debt is comprised of the following:

Description	Note	September 30, 2016	December 31, 2015
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	267,787
Related party debt	D	6,773,443	5,632,543
Other notes payable	E	84,230	66,786
Cash draw notes	F	164,054	204,423
Convertible promissory notes	G	71,637	154,437
Total		8,061,871	6,922,976
Less: unamortized discount and debt issuance costs		(236,017)	(173,668)
Debt, net of unamortized discount and debt issuance costs		7,825,854	6,749,308
Less: current portion		(7,255,538)	(5,156,305)
Debt, long-term portion		$570,316	$1,593,003

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, the “defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. The parties to this action have entered into a settlement whereby the defendants agreed to pay to the bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. Energie is currently making payments to resolve this obligation.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019. The 2014 note payable aggregated the 2007 promissory note, accrued interest and accounts payable.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at September 30, 2016 and December 31, 2015. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

September 30, 2016	December 31, 2015	Interest Rate
$ 87,787	$ 87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	10,000	various
$ 371,507	$ 267,787

D –Related Party Debt – The following summarizes notes payable to related parties:

	September 30, 2016	December 31, 2015	Interest Rate
D1	$ 4,635,865	$ 4,120,465	various
D2	528,214	528,214	various
D3	34,888	34,888	12%
D4	316,800	280,800	various
D5	668,176	668,176	18%
D6	589,500	--	6%
Total	$ 6,773,443	$ 5,632,543

Table Of Contents	6

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

D4 – Notes payable to the spouse of our CEO, entered into from September 2013 to April 2015, with principal and interest payments due upon a specific event or upon demand.

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

D6 – Notes payable to the principal shareholders of Symbiote, entered into from April to September 2016, with principal and interest payments due upon a specific event or upon demand.

E – Other Notes Payable – Represents the outstanding principal balance on four separate notes bearing interest at 6 - 18% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $205,563 as of September 30, 2016. The maturity dates of the agreements range from October to December 2016.

G – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory with interest of 8% annually, that were due in August 2016. During the third quarter of 2015, the current holder of the notes purchased all of our similar outstanding convertible notes from another entity and consolidated those notes into two new notes. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. As we failed to pay the notes when they became due, the balance due under the notes is now incurring interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the nine months ended September 30, 2016, $82,800 of principal and $5,661 of accrued interest was converted into 135,532,715 shares of common stock. We also recorded a loss on conversion of debt of $114,793 related to these transactions.

Debt issuance costs of $236,017 are being amortized over the life of the respective notes.

Table Of Contents	7

Note 5 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company, other than those described in Note 4.

Note 6 — Subsequent Events

There are no events subsequent to September 30, 2016 and up to the date of this filing that would require disclosure.

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

There are no dilutive instruments outstanding during the nine months ended September 30, 2016 and 2015.

Table Of Contents	8

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

Table Of Contents	9

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

Results of Operations

	Three months ended September 30,
	2016	2015	Change	%
Sales revenue	$26,836	$117,002	$(90,166)	(77)%
Cost of revenue	(18,785)	(66,767)	47,982	72%
Gross profit	8,051	50,235	(42,184)	(84)%

Total operating expenses	434,605	368,898	(65,707)	(18)%

Interest expense	(475,981)	(365,861)	(110,120)	30%
Other income (expense)	(73,457)	(10,041)	(63,416)	632%
Net loss	$(975,992)	$(694,565)	$(281,427)	41%

	Nine months ended September 30,
	2016	2015	Change	%
Sales revenue	$331,983	$421,636	$(89,653)	(21)%
Cost of revenue	(176,792)	(212,759)	35,967	17%
Gross profit	155,191	208,877	(53,686)	(26)%

Total operating expenses	1,224,724	1,350,892	126,168	9%

Interest expense	(1,357,481)	(856,817)	(500,664)	58%
Other income (expense)	(148,508)	(27,571)	(120,937)	439%
Net loss	$(2,575,522)	$(2,026,403)	$(549,119)	27%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue decreased in 2016 compared to 2015 due to an overall lack of funding necessary for development and product launch costs. Cost of revenue decreased proportionally to the decrease in revenues.

Other

Interest expense increased due to additional gross debt of approximately $1,450,000 over the same period in 2015.

Other income (expense) consists primarily of expenses related to costs associated with debt and conversions of debt.

Operating expenses

	Three months ended September 30,
	2016	2015	Change	%
Research and development	$68,560	$64,715	$3,845	6%
Sales and marketing	6,168	28,882	(22,714)	(79)%
General and administrative	359,877	275,301	84,576	31%
	$434,605	$368,898	$65,707	18%

Table Of Contents	10

	Nine months ended September 30,
	2016	2015	Change	%
Research and development	$212,166	$192,087	$20,079	10%
Sales and marketing	45,479	98,784	(53,305)	(54)%
General and administrative	967,079	1,060,021	(92,942)	(9)%
	$1,224,724	$1,350,892	$(126,168)	(9)%

The increase in operating expenses during the three months ended September 30, 2016 compared to 2015 was driven by our payments for professional fees in an attempt to secure external funding. The decrease in operating expenses during the nine months ended September 30, 2016 was driven by controlling our spending due to a limitation of funding.

Liquidity and Capital Resources

At September 30, 2016, we had $5,012 in cash. We have not generated positive cash flows from operations. Accordingly, our sources of liquidity may include potential debt and equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for (i) development and launching of new products for Energie; (ii) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and (iii) the balance for working capital, and general and administrative expense. Other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

To fund our acquisition plan and fund working capital for our continuing operations, we continue to seek out and discuss financing with potential partners or lenders. While no assurances can be provided, we expect that we will be able to obtain financing to implement our plans.

In August 2015, LG Capital Funding LLC, (“LG”) purchased from KBM Worldwide, Inc., (“KBM”) all outstanding convertible notes and accrued interest payable to KBM under previous agreements with KBM. The outstanding amount due to KBM was restructured into two new convertible notes under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we issued 8% convertible promissory notes in the principal amount of $188,684. These notes are convertible into shares of our common stock at a price ranging from 58% - 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The notes contain additional terms and conditions normally included in instruments of this kind. During the nine months ended September 30, 2016, LG converted $82,800 of principal and $5,661 of accrued interest into 135,532,715 shares of common stock.

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

11

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $11,862,601 and $8,468,294, respectively, as of September 30, 2016 and December 31, 2015. The increase in negative working capital is due to the increase in gross debt of approximately $1,140,000 since December 31, 2015, and a resulting increase in accrued liabilities of approximately $490,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(897,686)	$(622,963)
Net cash provided by financing activities	884,721	582,511

Net cash used in operating activities increased in 2016 by $274,733 compared to 2015.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2016, we relied on additional borrowings under both new and existing debt agreements. In 2016, net cash flows provided by financing activities were composed of $1,253,921 of additional cash borrowings and $369,200 of debt pay down. In 2015, we borrowed $1,287,112 of additional debt and paid down $704,601 of debt.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

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

12

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our disclosure controls will be effective in the near future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

In July 2015, Energie LLC and Harold Hansen, our CEO (collectively, “the defendants”), were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs, and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado (the “Court”). On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. Energie is currently making payments to resolve this obligation.

Other than the above, we are not party to any material legal proceedings, nor have any such actions been threatened against us.

13

Item 1A. Risk Factors

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, one of our lenders converted $49,632 of principal and interest on convertible promissory notes into 91,473,671 of our common shares. This issuance was completed in accordance with Section 3(a)(9) of the Securities Act, as amended, in an offering without any public offering or distribution. These shares are restricted securities and include an appropriate restrictive legend.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Date: November 18, 2016	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

Table Of Contents	15