Form 10-K
period 2016-12-31
Energie Holdings, Inc.
filed 2017-04-17
CIK 774937

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

[ x ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-28562

EXELED HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2857548
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5310 Ward Road, Suite 106,

Arvada, CO 80002

(Address of principal executive offices)

(720) 361-2056

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on June 30, 2016 was $214,119.

As of April 12, 2017, the Registrant had 249,447,433 shares of common stock issued and outstanding.

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

Description of Current Business

Energie was founded in 2001and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Arvada, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan.

During the years ended December 31, 2016 and 2015, the success we did have was with unique and LED products in several market segments. In particular we experienced demand in education, commercial office space, large multi-unit luxury residential and health care. Education was especially strong with activity across the spectrum of K-12 as well as public & private universities. We expect this trend to continue throughout 2017.

Table Of Contents	1

We have developed an end-to-end production and distribution platform for imported lighting products featuring HID, fluorescent, and LED technologies. Long term contracts with five European manufacturers and one in Taiwan provide us with exclusive North American distribution rights to over 270 total products in 37 categories. After processing any modifications necessary to meet Underwriter’s Laboratories™ (“UL/CUL”) standards, and building code requirements, the products are sold to customers through a network of over 50 independent lighting sales agents. In addition to a highly competitive commission structure, we provide our sales force with promotional materials, product training and technical support.

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

Our business strategy is to enter into exclusive sales agreements with European suppliers that have unique lighting products and to bridge the divide between product desires of North American architects, lighting designers, electrical engineers, and interior designers who wish to access innovative European products and the desires of European manufacturers. As these European partners are continually developing new products, we collaborate in the fixture design process and have the right to launch such products in North America. In many cases, our partners will co-fund the frontend costs associated with launching new products. However, we require additional working capital to embark on our growth strategy. We estimate that we will need up to $2,000,000 in additional working capital to accomplish our initial business objectives of developing and launching new products for Energie, but significantly more capital to effectuate the acquisition campaign we have discussed elsewhere herein. See “Part II, Item 7, Management’s Discussion – Liquidity and Capital Resources”.

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

The latest analysis “2017 Global Lighting Market Outlook” published on November 2, 2016 by LEDinside, a division of TrendForce, finds that the LED lighting market was worth US $29.6 billion in 2016 and is to rise to US $33.1 billion in 2017. Meanwhile, the penetration rate of LED lighting is expected to reach 52%. Thanks to regional lighting development, LED lighting is expected to account for 23% of total lightings in Europe by 2016, which is the highest across the world. The second and third highest regions are to be found in North America and China. However, the Asia-Pacific region is experiencing the fastest growth rate in LED lighting.

According to a recent Freedonia Research report the LED Lighting Fixtures segment of the industry is estimated at $4 billion of architectural, specification-grade lighting fixtures with innovative, differentiated lighting products that exemplify:

·	Energy efficiency focused on the disruptive LED technology;
·	High performance with respect to quantity and quality of light through superior optic design; and
·	Aesthetic design that appeals to the senses while allowing architects and designers to make strong visual statements by accessing European lighting fixture designers.

In order to secure such projects we cultivate relationships and build our brand through marketing and sales efforts aimed at decision-makers responsible for lighting; primarily architects, lighting designers, electrical engineers, interior designers, space planners and other product designators. We maintain a network of over 50 third-party sales agencies across North America to represent our products. Lighting sales agencies in the commercial lighting market are standalone, commission-based, geographically specific companies that represent many different manufacturers and represent only lighting fixtures and lighting control systems. We support our agents with sales and marketing resources to help drive “sell through” of our branded products. All products are assembled to Underwriter’s Laboratory requirements in our factory to control quality and meet lead time requirements of our customers.

Table Of Contents	2

Our business model and product strategy is based upon collaboration with leading European lighting manufacturing companies, including Rudolpf Zimmermann, Bamberg Gmbh, Bamberg, Germany, Regent Beleuchtungskorper AG, Basel, Switzerland, Trilux GmbH & Co. KG, Arnsberg, Germany, Multiline Licht NV, Lummen, Belgium, Luxiona-Troll, Canovelles, Spain and Tons Lightogy Inc., New Taipei City, Taiwan. Except for the agreement with RZB and Tons Lightogy, which were executed in 2012, each of these other agreements have been in place for over ten (10) years and are renewable for additional 2 year terms. Each of the agreements contain standard warranties, are either FOB manufacturer or CFR destination, and title and risk of loss passes to us upon delivery, when payment becomes due. Each also includes a list of products that are manufactured by each respective manufacturer. Order cancellation is allowed up until 21 days prior to delivery, except for Trilux, which requires a 6-month written notice. Thereafter, no cancellation is allowed. With the exception of Multiline Licht NV, the agreements are exclusive to us throughout North America.

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

To address these issues, we are seeking external financing and intend to expand our operations through the acquisition of related businesses that will complement our current business, should this financing come through.  There are many synergistic operations which have expressed an interest in being acquired by us due to our status as a publicly traded company.  We believe this makes economic sense, because we can eliminate duplication of general and administrative expense, provide more centralized information marketing and eliminate overlapping of services offered.  We are presently evaluating several such businesses as potential acquisition candidates and have engaged in discussions with other acquisition targets.  However, as of the date of this report there are no definitive agreements in place relating to our acquiring any such business and there can be no assurances that such agreements will be executed on favorable terms or at all in the future. If we are unable to obtain the external financing that we are targeting, we will not be able execute this plan and will not have the financial resources to continue operations.

Up to this point, our financing efforts have been unsuccessful and we can provide no assurances that they will be in the future. If they are unsuccessful, there will be significant challenges to remain in business. If we are successful in securing external financing and then in executing on our growth strategy, the acquisition of related, complimentary businesses is expected to increase revenues and profits by providing a broader range of services in vertical markets which are consolidated under one parent, thus reducing overhead costs by streamlining operations and eliminating duplicitous efforts and costs.  There are no assurances that we will increase profitability if we are successful in acquiring other synergistic companies.

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

Table Of Contents	3

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

Key elements of our business growth strategy include:

·	LED Technology Leadership: As LED technology increases in the speed at which it is advancing, lighting fixture designs will have to adapt to that rate of change. Our Advisory Team intends to provide access to the best resources to apply LED technology for our subsidiaries. We also intend to provide buying contracts with LED component manufacturers to control cost while staying at the leading edge of the technology.

·	Access to Investment Capital: The change from conventional lighting technology to LED technology is expensive. The capital needed to understand and apply LED technology is more than most conventional lighting manufactures have or are willing to risk. We intend to provide the appropriate capital to develop and launch LED lighting fixtures through our subsidiaries. As of the date of this Report we do not have sufficient capital to meet this objective and there are no assurances we will obtain this capital in the future.

·	Best Practices Management Services: The business processes and staffing required to move to solid state lighting are different than those needed for conventional lighting technology. Our Advisory Team intends to provide assistance to our subsidiary teams to help them capitalize on these changes aggressively and cost effectively.

·	Market Appropriate Education. We believe that educating architects, designers, specifiers and end-users of the benefits of LED lighting is key to growing our market share by shifting their preference from more traditional lighting to LED lighting. There continue to be unique advances in LED engineering and, while no assurances can be provided, we believe the market is rapidly embracing the technology. We also believe our employees have the knowledge and ability to educate both our customer base and, if successful, the personnel in the companies we acquire. We expect that this will drive sales by driving the commercial market towards LED lighting.

·	Sales and Distribution Network: We maintain a network of over 60 third-party sales agencies across North America to represent our products. These agreements provide for exclusive rights to sell our lighting fixtures for a commission in specific counties as described in each agreement. If and when we successfully consummate acquisitions, each company that we acquire will have their own third-party sales agencies and distribution network. We are targeting acquisitions that will diversify our product portfolio. By carrying a broader selection of LED lighting products, we anticipate that we will be able to not just expand our existing network of sales agencies, but to also become more of a preferred provider of products to select sales agencies.

·	Expanding our LED Product Portfolio. As our goal is to serve our customers and create a quality experience in both product and service, we will continue to expand these categories and add necessary fixtures and light sources to increase our offering as an LED solution provider.

·	Developing and Protecting Our Intellectual Property. Securing and defending intellectual property by using the UL Listing process related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. The strength of our intellectual property portfolio is intended to allow us to compete on the basis of our technology, which we believe will give us an advantage over many of our larger competitors.

·	Capitalizing on Opportunities in Our Target Markets. We believe there is a growing need for unique, advanced lighting solutions across our target markets. Our acquisition strategy is to expand into new production application market segments by focusing on companies with complementary products. Because we have access to the advanced products from our International partners, we expect to continue to introduce innovative advanced lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales will also allow us to gain additional leverage from sales representatives within our distribution network.

Table Of Contents	4

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

Industry Trends

As the cost of LED’s decrease and their performance improves we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. High-brightness LEDs are the core, light-producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

·	Technological Innovations Expand LED Functionality. Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs to compete with traditional lighting solutions for applications in commercial, industrial and residential markets. In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently performing well over 100 lumens per watt at the LED level, making them comparable to, and often better than, fluorescent and HID light sources.

Table Of Contents	5

·	High Energy Costs Drive LED Adoption. As a result of high energy prices and the expectation that prices will continue to rise, businesses and consumers are increasingly adopting new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to The Department of Energy, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Despite safety issues and concerns, compact fluorescent (CFL) lamps are used for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, lamp life, safety and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains and, while there can be no assurances, we believe LED adoption should continue to expand. In support of our belief, in the 2014 report issued by Freedonia, LED fixtures are expected to account for over half of all lighting fixture sales in 2018. Higher value fixtures will account for a dramatically greater share of fixture sales as more fixtures designed specifically for LEDs, advanced fluorescent lamps, and other longer lived, highly efficient light sources are introduced. For instance, sales of LED lighting fixtures are expected to nearly triple through 2018 to account for over half of total fixture sales, up from seven percent in 2008. In many cases, LED fixtures will replace existing fixtures designed for use with less efficient light sources as lamp stocks dwindle following phase out programs. Incandescent, halogen, and fluorescent fixtures will all register declining sales going forward. However, high intensity discharge (HID) fixtures, which are based on an older but relatively energy efficient technology, are expected to grow through 2018.

·	Legislative Influences Spur Market Adoption of Energy Efficient LED Lighting. LED Lighting has encouraged regulatory agencies to increase the demand for more energy efficiency. Federal law, under the Energy Efficiency Improvement Act of 2015, mandates that commercial buildings use less electricity. After HVAC, lighting consumes the second most electricity in buildings, so it provides a great opportunity to decrease electricity usage. Also, lighting can be more easily retrofitted than HVAC so existing buildings are also a major opportunity.

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

We believe that we will compete favorably in our markets, based on the following factors:

·	Breadth and diversity of high-quality LED product offerings;
·	Our expansive distribution network and developed relationships;
·	Innovative products at competitive price points;
·	UL/CUL, DLC and Energy Star certifications;
·	Ability to offer multiple levels of products;
·	Value-engineered products producing a fast ROI; and
·	Responsiveness to customers

Table Of Contents	6

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

Employees

As of the date of this report we have five (5) full-time employees including our management, consisting of Harold Hansen, our President and Chief Executive Officer, Justin Kerns, our Chief Operating Officer as well as one additional employee, a bookkeeper, in our Colorado location and one person in production management and a product/production engineer, who work out of our Michigan location. Richard Cole Dennard, our current Chief Financial Officer, works with us as an independent contractor. We also retain additional part and full time employees on a temporary basis as needed to meet production schedules. Depending upon our backlog, we usually employ between 2 and 14 people on a temporary basis. None of our employees are members of any union. We believe our relationship with our employees is good.

If we are able to obtain the necessary capital to implement our business plan and expand our operations, we expect to add additional employees in the areas of production, engineering, sales and acquisitions.

Government Regulation

We are not subject to any extraordinary governmental regulations.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Headquarters – Our principal place of business is located at 5310 Ward Road, Suite 106, Arvada, Colorado 80002. This space consists of approximately 1,550 square feet of executive offices and a conference room. This location is leased pursuant to a month-to-month term at approximately $1,500 base rent. This facility houses our sales, marketing, customer service, product development and accounting activities and is also used to train agents and provide educational seminars for architects, designers and specifiers within a classroom environment and fixture showroom.

Table Of Contents	7

Our manufacturing, production, assembly and fulfillment is handled from a 23,000-square foot facility located at 200 E. Garfield Avenue in Zeeland, Michigan. This facility is leased from Symbiote Inc. which became one of our shareholders following the Closing under the Share Exchange Agreement. This facility holds inventory and assembles finished goods to fulfill customer orders. Production engineering, production management and production services are all accomplished from this facility. This facility is under a lease with approximately one year remaining at approximately $6,000 base rent with approximately $2,000 in monthly shared expenses.

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

As a result of our lack of available capital we are unable to pay many of our bills and outstanding promissory notes when they become due. While we have not been threatened specifically with litigation, it is impractical to believe or assume that our creditors will not pursue actions against us to collect balances due. Many of these obligations and agreements contain provisions requiring us to pay costs of collection and attorneys’ fees over and above the principal amounts due, which may increase these outstanding balances.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Table Of Contents	8

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low
March 31, 2015	$ 0.025	$ 0.01
June 30, 2015	$ 0.011	$ 0.006
September 30, 2015	$ 0.011	$ 0.003
December 31, 2015	$ 0.009	$ 0.002

March 31, 2016	$ 0.005	$ 0.002
June 30, 2016	$ 0.007	$ 0.001
September 30, 2016	$ 0.002	$ 0.001
December 31, 2016	$ 0.0015	$ 0.0008

As of April 11, 2017 the closing bid price of our common stock was $0.02.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

Table Of Contents	9

·	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
·	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
·	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
·	contains a toll-free telephone number for inquiries on disciplinary actions;
·	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
·	convtains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

  the bid and offer quotations for the penny stock;
  the compensation of the broker-dealer and its salesperson in the transaction;
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

Holders

We had approximately 264 holders of record of our common stock as of the date of this Report, not including those persons who hold their shares in “street name.”

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

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

Table Of Contents	10

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Annual Report on Form 10-K and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

General Trends and Outlook

In 2016 and in 2015, our focus was on securing funding in order to implement our business plan to grow through acquisition. Accordingly, working capital was at a premium for us, which limited our ability to maximize our revenue-generating activities with Energie.

Going Concern

As shown in the accompanying consolidated financial statements, we had an equity deficit of $13,300,927 and a working capital deficit of $13,087,377 as of December 31, 2016, and have reported net losses of $3,455,227 and $2,995,626, respectively, for the years ended December 31, 2016 and 2015.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results Of Operations

The following selected comparative financial information for the years ended December 31, 2016 and 2015 have been derived from and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2016 and 2015 included in this report.

Table Of Contents	11

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

	Year ended December 31,
	2015	2016	Change	%
Sales revenue	$543,036	$439,278	$(103,758)	(19)%
Cost of revenue	(328,971)	(216,949)	112,022	(34)%
Gross profit	214,065	222,329	8,264	4%

Total operating expenses	1,834,549	1,515,792	(318,757)	(17)%

Interest expense	(1,273,255)	(1,872,684)	(599,429)	47%
Other income (expense)	(101,887)	(289,080)	(187,193)	184%
Net loss	$2,995,626	$3,455,227	$(459,601)	15%

Sales revenue decreased by $103,758 during the year ended December 31, 2016, compared to 2015 due to an overall lack of funding necessary for development and product launch costs. Cost of revenue decreased proportionally more than the decrease in revenues due to an overall effort to keep all costs as low as possible.

Operating expenses

	Year ended December 31,
	2015	2016	Change	%
Research and development	$255,745	$249,687	$(6,067)	(2)%
Sales and marketing	109,594	68,130	(41,464)	(38)%
General and administrative	1,469,201	1,197,975	(271,226)	(18)%
	$1,834,549	1,515,792	$(318,757)	(17)%

The decrease in operating expenses was driven by overall decreases in costs as we tried to control spending due to a lack of operating capital.

During the year ended December 31, 2016, interest expense increased by approximately $600,000. This increase is due to additional debt of approximately $2,100,000.

Other income (expense) consists primarily of other expenses related to conversion of debt.

Liquidity and Capital Resources

Capital Resources

We have not generated positive cash flows from operations in any year since our inception. Accordingly, our sources of liquidity may include potential debt and/or equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available working capital to operate and expand our business. We believe Energie will need a minimum of approximately $2,000,000 in additional working capital to be utilized for a) development and launching of new products; b) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and c) the balance for working capital, and general and administrative expense. While we are in discussions with various potential financing groups, other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future and continue operations.

Table Of Contents	12

To fund our acquisition plan and fund working capital for our continuing operations we will require and are continuing to seek out and discuss financing with potential partners or lenders. These efforts have been unsuccessful thus far and there are no assurances that they will be successful in the future. Failure to obtain the financing necessary will have a significant negative impact on our Company and our ability to remain in business. We have identified multiple potential funding sources and have diligently pursued receiving financing from these sources for varying lengths of time. Management believes that these efforts will be coming to a conclusion in the near future and will either result in significant funding for us or in no funding at all. There are no assurances that these pursuits will be successful and, if none of them are successful, we will not have the financial resources to continue operations and may require relief from bankruptcy court.

In August 2015, LG Capital Funding LLC, (“LG”) purchased from another debtholder all of our outstanding convertible notes and accrued interest payable outstanding on those convertible notes. The outstanding amount due on those convertible notes was restructured into two new convertible notes under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we agreed to issue 8% convertible promissory notes in the principal amount of $188,684. These notes are convertible into shares of our common stock at a price ranging from 58% - 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The notes contain additional terms and conditions normally included in instruments of this kind. During the year ended December 31, 2015, LG converted $34,247 of principal and $600 of accrued interest into 21,179,939 shares of common stock. During the year ended December 31, 2016, LG converted $82,800 of principal and $5,661 of accrued interest into 135,532,715 shares of common stock. Subsequent to December 31, 2016, we paid off the remaining $12,700 of principal on one of the notes leaving one note outstanding as of the date of this report.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. At December 31, 2016, we had current assets, primarily cash, prepaid expenses and inventory, of $210,970, and current liabilities of $13,298,347, resulting in negative working capital of $13,087,377.   The increase in negative working capital is due to the increase in debt of approximately $2,100,000 and a resulting increase in accrued liabilities of approximately $780,000 associated with an increase in interest expense.

Cash Flows

At December 31, 2016, we had cash and cash equivalents of $5,454.

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2016	2015
Net cash used in operating activities	$(1,260,777)	$(913,061)
Net cash provided by financing activities	1,248,244	887,169

Table Of Contents	13

Net cash used in operating activities increased in 2016 by $347,716 compared to 2015.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2016, we relied on additional borrowings under both new and existing debt agreements. In 2016, net cash flows provided by financing activities were composed of $1,723,411 of additional borrowings and $475,167 of debt pay down. In 2015, we borrowed $1,421,326 of additional debt and paid down $534,157 of debt.

We believe that our principal difficulty in our inability to successfully generate profits has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for development and launching of new products for Energie. In addition, we believe we need approximately $10,000,000 to pay off a significant portion of our debt and to begin funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense.  As of the date of this report, other than as disclosed below, we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016 and 2015.

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

We define critical accounting policies as those that are reflective of significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions.  In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates.  These estimates are subject to an inherent degree of uncertainty.

Table Of Contents	14

Purchase Accounting for Acquisitions

Acquisition of a business requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition.  Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill.  We determine fair value using widely accepted valuation techniques, primarily discounted cash flows and market multiple analyses.  These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Impairment of Long-lived Assets

We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Table Of Contents	15

Contingent Liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both of these conditions does not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities based on the best information we have available at the time. If we have a range of possible outcomes, we accrue the low end of the range.

Debt with Equity-linked Features

We issue debt that may have separate conversion features or no equity-linked attributes.

When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative.  If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock.  If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF”).  A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date.  This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued.  The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table Of Contents	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ExeLED Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ExeLED Holdings, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ExeLED Holdings, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

B F Borgers CPA PC
Lakewood, CO
April 17, 2017

Table Of Contents	17

EXELED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$5,454	$17,987
Receivables, net	31	8,551
Inventory, net	157,178	190,151
Prepaid expenses and other	48,307	52,759
Total current assets	210,970	269,448

Noncurrent assets:
Deposits	6,450	12,345

Total assets	$217,420	$281,793

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,988,439	$2,505,397
Accrued liabilities	1,858,127	1,076,040
Debt, current portion, net of discount and debt issuance costs	8,451,781	5,156,305
Total current liabilities	13,298,347	8,737,742

Debt, long-term portion	220,000	1,593,003
Total liabilities	13,518,347	10,330,745

Commitments and contingencies (Note 6)	—	—

Equity:
Common stock, $.0001 par value; 250,000,000 shares authorized; 249,447,433 and 113,914,718 shares issued and outstanding at December 31, 2016 and 2015	24,743	11,191
Additional paid-in capital	2,635,896	2,446,196
Accumulated deficit	(15,961,566)	(12,506,339)
Total deficit	(13,300,927)	(10,048,952)

Total liabilities and equity	$217,420	$281,793

See accompanying notes to consolidated financial statements.

Table Of Contents	18

EXELED HOLDINGS, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015

Revenue	$439,278	$543,036
Cost of revenue	216,949	328,971
Gross profit	222,329	214,065

Operating expenses:
Research and development	249,687	255,754
Sales and marketing	68,130	109,594
General and administrative	1,197,975	1,469,201
Total operating expenses	1,515,792	1,834,549

Loss from operations	(1,293,463)	(1,620,484)

Other income (expense):
Interest expense	(1,872,684)	(1,273,255)
Loss on conversion of debt	(114,793)	(211,304)
Gain of forgiveness of debt	—	155,717
Other	(174,287)	(46,300)
Other income (expense), net	(2,161,764)	(1,375,142)

Net loss	$(3,455,227)	$(2,995,626)

Net loss per common share
Basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	176,839,038	74,761,927

See accompanying notes to consolidated financial statements

Table Of Contents	19

EXELED HOLDINGS, INC.

Consolidated Statements of Equity

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total
December 31, 2014	53,816,667	$ 5,182	$ 1,848,172	$ (9,510,713)	$ (7,657,359)

Common stock issued for services	4,150,000	415	40,435	--	40,850

Conversion of debt	55,948,051	5,594	339,864	--	345,458

Debt discount	--	--	217,725	--	217,725

Consolidated net loss	--	--	--	(2,995,626)	(2,995,626)

December 31, 2015	113,914,718	$ 11,191	$ 2,446,196	$ (12,506,339)	$ (10,048,952)

Conversion of debt	135,532,715	13,552	189,700	--	203,252

Consolidated net loss	--	--	--	(3,455,227)	(3,455,227)

December 31, 2016	249,447,433	$ 24,743	$ 2,635,896	$ (15,961,566)	$ (13,300,927)

See accompanying notes to consolidated financial statements

Table Of Contents	20

EXELED HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015
Operating Activities:
Net loss	$(3,455,227)	$(2,995,626)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	316,026	102,257
Amortization of debt discount	72,310	145,415
Common stock issued for services	—	40,850
Loss on conversion of debt	114,791	211,304
Changes in operating assets and liabilities:
Accounts receivable	8,520	18,786
Inventory	32,973	58,511
Prepaid expenses	10,347	14,882
Accounts payable	851,735	929,928
Accrued liabilities	787,748	560,632
Net cash used in operating activities	(1,260,777)	(913,061)
Financing Activities:
Proceeds from debt	1,723,411	1,421,326
Payments of debt	(475,167)	(534,157)
Net cash provided by financing activities	1,248,244	887,169

Net change in cash	(12,533)	(25,892)

Cash, beginning of period	17,987	43,879

Cash, end of period	$5,454	$17,987

Cash paid for:
Interest	$692,661	$414,743
Income taxes	—	—

Non-cash transactions:
Debt converted to common stock	$82,800	$134,154
Accounts payable converted to debt	368,693	653,176
Accrued liabilities converted to debt	5,661	53,053
Debt issuance costs	495,223	192,699

See accompanying notes to consolidated financial statements.

Table Of Contents	21

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

Energie was founded in 2001 and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Arvada, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan.

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

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $13,300,927 and a working capital deficit of $13,087,377 as of December 31, 2016, and have reported net losses of $3,455,227 and $2,995,626, respectively, for the years ended December 31, 2016 and 2015.  These factors raise substantial doubt regarding our ability to continue as a going concern.

Table Of Contents	22

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

Table Of Contents	23

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

As a result of applying the above procedures, we fully impaired all long-lived assets during the year ended December 31, 2014. Since that time, we have not acquired any long-lived assets.

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

Table Of Contents	24

Revenue recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

·	Persuasive evidence of an arrangement exists – our customary practice is to obtain written evidence, typically in the form of a sales contract or purchase order;
·	Delivery – when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations, such as installation;
·	The price is fixed or determinable – prices are typically fixed at the time the order is placed and no price protections or variables are offered; and
·	Collectability is reasonably assured – we typically work with businesses with which we have a long standing relationship, as well as monitoring and evaluating customers’ ability to pay.

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

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2016 and 2015, determined that there were no material uncertain tax positions.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and the amount due, if any, from our factoring counterparty. For the year ended December 31, 2016 one customer represented more than 20% of our total revenues. As of December 31, 2016, our accounts receivable balance was not material to the overall consolidated financial statements.

Table Of Contents	25

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

In November 2015, the FASB issued ASU No. 2015-17 (ASU 2015-17) , Balance Sheet Classification of Deferred Taxes (Topic 740). The guidance in this new standard eliminated the current requirement to present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and deferred tax liabilities as noncurrent. Public companies are required to apply the guidance beginning with the quarter ending March 31, 2017. We do not expect the impact of the adoption of ASU 2015-17 to be material to our consolidated financial statements.

Table Of Contents	26

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2016-09 on our financial statements.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). Stakeholders indicated that there is a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of the adoption of ASU 2016-15 to have a significant impact on our statement of cash flows.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

Table Of Contents	27

Note 2 – Receivables

Receivables consist of the following:

	December 31,
	2016	2015
Customer receivables	$14,432	$21,431
Less: Allowance for uncollectible accounts	(14,401)	(12,880)
	$31	$8,551

Note 3 – Inventory

Inventory consists of the following:

	December 31,
	2016	2015
Raw materials	$332,612	$348,342
Less: Reserve	(175,434)	(158,191)
	$157,178	$190,151

Note 4 – Debt

Debt consists of the following:

		December 31,
Description	Note	2016	2015
Line of credit	A	$ 47,000	$ 47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	267,787
Related party debt	D	6,719,979	5,632,543
Other notes payable	E	981,137	66,786
Cash draw agreements	F	211,076	204,423
Convertible promissory notes	G	71,637	154,437
Total		8,952,336	6,922,976
Less: unamortized discount and debt issuance costs		(280,555)	(173,668)
Debt, net of unamortized discount and debt issuance costs		8,671,781	6,479,308
Less: current portion		(8,451,781)	(5,156,305)
Debt, long-term portion		$ 220,000	$ 1,593,003

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

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at December 31, 2016 and 2015. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

Table Of Contents	28

December 31,
2016	2015	Interest Rate
$ 87,787	$ 87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	10,000	various
$ 351,507	$ 267,787

D – Related Party Debt – The following summarizes notes payable to related parties.

	December 31,
	2016	2015	Interest Rate
D1	$ 4,635,865	$ 4,120,465	various
D2	--	528,214	various
D3	34,888	34,888	12%
D4	356,550	280,800	various
D5	668,176	668,176	18%
D6	1,024,500	--	6%
Total	$ 6,719,979	$ 5,632,543

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is an owner of the common stock of Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $315,815 in accounts payable.

D2 – Notes payable to a former executive vice president, entered into from December 2014 through December 2015, with monthly principal and interest payable through November 2017. As of December 31, 2016, this individual is no longer employed by Holdings and is no longer considered a related party.

D3 – Note payable to our chief executive officer (“CEO”), entered into in December 2014, with monthly principal and interest payable through December 2016. We also owe Hal $700,391 in accrued compensation and expenses incurred on behalf of the Company.

D4 – Notes payable to the spouse of our CEO, entered into from September 2013 to November 2016, with principal and interest payments due upon a specific event or upon demand.

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2015. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. As of January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense over the life of the notes. We also owe NOW CFO $436,786 in accounts payable.

D6 – Notes payable to the principal shareholders of Symbiote, entered into from April to December 2016, with principal and interest payments due upon a specific event or upon demand.

E – Other Notes Payable – Represents the outstanding principal balance on four separate notes bearing interest at between 6% and 24% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on one of these notes prior to using the proceeds for any other purpose.

Table Of Contents	29

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $285,131 as of December 31, 2016. The maturity dates of the agreements range from February to May 2017.

G – Convertible promissory notes – Represents the outstanding principal balance on two separate convertible promissory notes payable to an entity with interest of 8% annually, that were due in August 2016. During the third quarter of 2015, the current holder of the notes purchased all of our similar outstanding convertible notes from another entity and consolidated those notes into two new notes. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. In the event we fail to pay the notes when they become due, the balance due under the notes incurs interest at the rate of 22% per annum. The notes contain additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature. During the year ended December 31, 2016, $82,800 of principal and $5,661 of accrued interest was converted into 135,532,715 shares of common stock. We also recorded a loss on conversion of debt of $114,791 related to these transactions. Subsequent to December 31, 2016, we paid off the remaining $12,700 of principal on one of the notes leaving one note outstanding as of the date of this report.

Debt issuance costs of $280,555 are being amortized over the life of their respective notes.

The future maturities of debt are as follows:

Year ending December 31,
2017	$ 8,451,781
2018	120,000
2019	100,000
$ 8,671,781

Note 5 – Equity

We have authorized 5,000,000 shares of preferred stock at $0.0001 par value, with no shares issued and outstanding as of December 31, 2016. Upon issuing preferred stock, if any, the terms of each tranche of issuance may be determined by our board of directors, including dividends and voting rights.

In July 2014, we entered into an agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”), under which Dutchess has agreed to purchase from us 5,000,000 shares of our common stock, up to $5 million, during a 36 month period commencing on the date a Registration Statement on Form S-1 was declared effective, October 29, 2014. We will sell these shares to Dutchess at a price equal to 94% of the lowest daily volume weighted-average price of our common stock during the five consecutive trading days beginning on the day we make notice to Dutchess and ending on and including the date that is four trading days after such notice. We have the right to withdraw all or any portion of any put before the closing, subject to certain limitations. As part of the agreement with Dutchess, we transferred 2,000,000 shares of our common stock for no proceeds. We will receive proceeds when we make notice to Dutchess to sell these shares. The market price of the 2,000,000 shares was $40,000, based on the trading price on the date of transfer. If we do not make notice to Dutchess, these shares will be returned to us at the end of the 36 month contractual period. As of December 31, 2016, we had not made notice to Dutchess to sell any of these shares. Accordingly, the net impact to our stockholders equity is zero.

Note 6 – Commitments and Contingencies

Future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2016, are as follows:

2017	$ 82,145
2018	28,890
$ 111,035

Table Of Contents	30

Note 7 – Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2016	2015
Current tax provision
Federal	$(1,100,820)	$(941,497)
State	(143,630)	(122,690)
	(1,244,450)	(1,064,187)
Deferred tax provision
Federal	1,100,820	941,497
State	143,630	122,690
	1,244,450	1,064,187
	$—	$—

The components of net deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2016	2015
Current deferred tax asset (liability):
Inventory reserve	$67,430	$60,794
Warranty reserve	7,148	7,148
Net operating loss carryforward	3,185,120	1,940,670
Valuation allowance	(3,259,698)	(2,008,612)
	—	—
Long-term deferred tax asset (liability)
Long-lived assets	112,895	124,515
Valuation allowance	(112,895)	(124,515)
	—	—
Net deferred tax asset (liability)	$—	$—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2016	2015
Income tax benefit at statutory rate	$(1,169,297)	$(1,018,511)
State income tax, net of Federal benefit	(105,092)	(91,540)
Amortization of debt discount	27,793	55,884
Other	7,130	6,765
Valuation allowance	1,239,466	1,047,402
	$—	$—

Note 8 – Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. In a net loss position, however, potential securities are excluded, because they are considered anti-dilutive. Since Energie, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Share Exchange on July 2, 2014. Accordingly, we have prepared the calculation of Net Loss Per Share using the weighted-average number of common shares of Holdings that were outstanding during the years ended December 31, 2016 and 2015.

Table Of Contents	31

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2016	2015
Net loss available for stockholders	$(3,455,227)	$(2,995,626)
Weighted average outstanding shares of common stock	176,839,038	74,761,927
Dilutive effect of securities	—	—
Common stock and equivalents	176,839,038	74,761,927

Net loss per share – Basic and diluted	$(0.02)	$(0.04)

There are no dilutive instruments outstanding during the years ended December 31, 2016 and 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
·	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and
·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Table Of Contents	32

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The material weaknesses in internal control over financial reporting were as follows: (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; (c) we have not implemented adequate system-based and manual controls; and (d) we do not have an audit committee.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2016.

Remediation Plan

We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls over financial reporting will be effective in the near future.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

Table Of Contents	33

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position
Harold Hansen	68	President, Chief Executive Officer and Director
Richard Cole Dennard	38	Chief Financial Officer
Thomas H. Rockers	69	Corporate Secretary

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

There are no family relationships between any of our former or current officers and directors.

Following is biographical information of our current management:

Harold (Hal) Hansen: President, Chief Executive Officer and Director. Mr. Hansen was appointed to his positions in April 2014. Since September 2011, he has also been the founder, CEO and Managing Member of Énergie. He has held senior executive-level positions in general management, marketing, sales management, and in product, market, and corporate development for major U. S. companies. Mr. Hansen has experience in international business projects in Canada, Mexico, Western Europe, and in the People's Republic of China. He has a broad background in the development and implementation of strategic and tactical marketing and business plans as well as in the development and delivery of the education, training, and communication programs needed to implement the plans. As a business consultant since 1983, he helped companies (ranging from divisions of large multi-national manufacturers and service organizations to start-ups) increase their sales volume and profitability. Along with a consulting engagement with Peerless Lighting, he has developed international lighting importing projects for Zumtobel/Staff and ERCO before becoming the temporary Vice President of Marketing and Sales for Focal Point Lighting. During these projects, he designed and implemented programs that established and implemented new or expanded entries of international lighting into the US market. Mr. Hansen devotes substantially all of his time to our affairs. Mr. Hansen’s experience as Energie’s founder qualifies him to serve on our board of directors.

Richard Cole Dennard: Chief Financial Officer. Mr. Dennard acts as our Chief Financial Officer on a contract basis since July 2014. He has worked with Énergie, LLC since early 2012. He is a seasoned accounting and finance professional with a diverse background in a variety of industries, including companies in the manufacturing, distribution, energy services, insurance and professional services industries. Mr. Dennard worked in the assurance practice at Deloitte & Touche LLP for seven years. For the last 7 years, Mr. Dennard has been a partner for a regional consulting firm. He devotes only such time as necessary to our business, which does not exceed 20% of his business activities.

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

Business Advisory Group:

Our Business Advisory Group is made up of selected professionals who will provide strategic and operational guidance to our executive team as well as the executives and managers of our subsidiaries. They are not employees, but will be contracted to perform specific projects as needed. We expect to utilize the expertise of this group in the event that we are able to secure external financing as discussed in “Part II, Item 7, Management’s Discussion and Analysis – Liquidity and Capital Resources”.

Table Of Contents	34

Philip Mercorella (72) Mr. Mercorella has extensive experience in public and private companies as well as with private equity firms. He served for 22 years with Herman Miller Inc., and is now retired from that company. His positions ranged from Executive Vice- President, Herman Miller, Inc. (Parent Company) to being an Officer and Chief Executive of several subsidiaries. Mr. Mercorella’s private equity/operating partner involvements include Goldner, Hawn, Johnson & Morrison, Minneapolis, MN; Parallel Investment Partners, Dallas, TX; Genuity Capital Partners, Toronto, Canada; and Nicollet Capital Investors, Minneapolis, MN. He is currently serving as Chairman of the Board of Directors and operating partner with Flower Group Inc. (One Floral), Ontario, Canada. He holds degrees from St. Francis College, BBA Management and Pennsylvania State University, MBA Marketing. He has also been a faculty member at Penn State.

Andrew Hurry (48) Mr. Hurry is a senior banker with over 20 years of strategic advisory and transactional experience. His strengths include applying a unique combination of a pragmatic scientific, engineering and finance background to complex situations across environmental, telecom, healthcare and other industries. Mr. Hurry is currently a FINRA Registered Representative with the Denver based investment bank The Yale Group. Prior to joining The Yale Group, Mr. Hurry was a principal at Grayson & Associates, a merchant banking firm focusing on medical related technology investments. Before Grayson, he was a Senior Project Manager in Europe for global environmental consulting firms with his role focusing on business development, environmental due diligence and natural resource development. Mr. Hurry holds an MBA from the University of London, England, an M.Sc. from University College London and a B.Sc. from the University of Glasgow, Scotland.

Mitchell Kohn (62) Mr. Kohn is president of Mitchell B. Kohn Lighting Design, with Chicago area offices in Highland Park, Illinois, specializing in lighting design for corporate, commercial, institutional, and high-end residential environments. With over 30 years of experience, he has successfully completed over 500 projects throughout the world. In addition to consulting to corporations and architectural and design firms world-wide, Mr. Kohn is a frequent lecturer on various lighting subjects with courses registered with both the AIA and IIDA. He has been a consultant to several domestic and international lighting manufacturing companies, applying his expertise to product development and marketing. He has been published extensively on both technical subjects, as well as design projects, that have included discussions on glare control, energy saving techniques, task lighting, sustainability, and visual performance. He has been named a Fellow of both the International Association of Lighting Designers (IALD), and the Illuminating Engineering Society (IES), for which he served as Chairman of their Office Lighting Committee, responsible for developing and maintaining ANSI lighting standards for 15 years. He has served on the Board of Directors of the IALD, the IALD Education Trust, the National Council on Qualifications for the Lighting Professions (NCQLP), and Lightfair International. For his architectural lighting designs, Mr. Kohn has also been the recipient of the International Illumination Design Award of Distinction, and the IES Award of Excellence, their highest design award recognition, a General Electric Edison Award, an IALD Design Citation, and a U.S. Patent for developments in the field of task lighting. He also served as writer and editor of Lighting Focus, a quarterly lighting supplement to Interiors Magazine and Architecture Magazine.

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

Table Of Contents	35

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons owning more than ten percent of the common stock, to file initial reports of ownership and changes in ownership with the SEC. Additionally, Item 405 of Regulation S-K under the Exchange Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

Table Of Contents	36

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during the years ended December 31, 2016 and 2015. We had no other highly compensated officers or employees who had total compensation exceeding $100,000 for the year ended December 31, 2016 and 2015 (each a “named executive officer”).

Summary Compensation Table

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Harold (Hal) Hansen (1) President, Chief Executive Officer and Director	2015 2016	150,000 150,000	75,000 75,000	- -	- -	225,000 225,000

(1) This compensation has been accrued and remains unpaid as of the date of this Report.

Employment Agreements

Prior to the closing of the Share Exchange and in anticipation of closing, we entered into an employment agreement with Harold Hansen, our President and Chief Executive Officer.

Mr. Hansen’s current employment agreement became effective April 1, 2014 and is for a term of three years. The agreement provides for an annual salary of $150,000 per year with increases each year if trailing twelve-month sales meet or exceed certain levels. Mr. Hansen is subject to 18 month non-compete / non-solicitation provisions following termination of his employment with us. In addition, he is eligible to receive a three-year severance package equal to his current compensation at the time of termination in the event of a termination without cause, as defined therein.

We have entered into an independent contractor agreement with NOW CFO, a Denver, Colorado-based financial consulting firm, to provide our Treasurer and Chief Financial Officer, Richard Cole Dennard. The charges for these services are payable to NOW CFO, the firm that employs Mr. Dennard.  We do not pay Mr. Dennard directly and are not directly involved with his compensation as this is agreed to between NOW CFO and Mr. Dennard.  For the year ended December 31, 2016 and 2015, respectively, we incurred $379,695 and $217,053 for services provided by NOW CFO, which include Mr. Dennard’s services as well as several other accounting positions.  We paid a total of $7,500 and $0 to NOW CFO during the years ended December 31, 2016 and 2015, respectively. See “Part III, Item 13. Certain Relationships and Related Party Transactions and Director Independence” for amounts owed to NOW CFO as of December 31, 2016 and 2015.

Table Of Contents	37

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

We did not pay any compensation to directors for service on the board of directors during the year ended December 31, 2016.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Harold Hanson(1) 5310 Ward Road Suite 106 Arvada, CO 80002	11,696,631	4.69%

Common	All Officers and Directors as a Group (1 person)	11,696,631	4.69%

———————

(1)	Officer and/or director of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following includes a summary of transactions since the beginning of our 2015 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Table Of Contents	38

Notes Payable to Related Parties

The following summarizes the terms and balances of the related party notes:

	December 31, 2016	December 31, 2015	Interest Rate
D1	$ 4,635,865	$ 4,120,465	various
D2	--	528,214	various
D3	34,888	34,888	12%
D4	356,550	280,800	various
D5	668,176	668,176	18%
D6	1,024,500	--	6%
Total	$ 6,719,979	$ 5,632,543

D1 – Symbiote, Inc. is one of our shareholders. We also incur approximately $150,000 annually for rent expense with them. According to one of the note agreements with them, the note holder may, at its option at any time after default, proceed to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. This note was considered to be in default as of December 31, 2016; therefore, the note holder has the right to exercise the conversion option, but has not yet elected to do so. We evaluated this agreement for derivatives and determined that it does not qualify for derivative treatment for financial reporting purposes, because the agreement relates to our own equity and, the debt and the equity are not closely related. We also determined this does not qualify as a beneficial conversion feature. Accordingly, the balance is reported at the carrying amount. In addition, we entered into several additional notes with Symbiote between February 2015 and June 2016 which are included in this amount. We also owe Symbiote $315,815 in accounts payable.

D2 – Joe Durzo is a shareholder and former employee. He is no longer considered a related party.

D3 – Harold (Hal) Hansen is our chief executive officer (“CEO”). We also owe Hal $700,391 in accrued compensation and expense incurred on behalf of the company.

D4 – Julianne Larsen is the spouse of our CEO. This debt is held by a trust for which Ms. Larsen is the trustee.

D5 – NOW CFO is the consulting firm that employs our Chief Financial Officer (“CFO”). We also owe NOW CFO $436,786 in accounts payable.

D6 – Travis and Sandra Randolph are the principal shareholders of Symbiote, Inc.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Table Of Contents	39

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent accountant, during our fiscal years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Audit fees	$34,119	$32,900
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$34,119	$32,900

Audit Fees: Consists of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2016 and 2015 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Table Of Contents	40

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(*) Filed Herewith

The following exhibits have previously been filed with the Securities and Exchange Commission by the Registrant on the dates indicated.

Table Of Contents	41

Exhibit Number		Description

2.1	–	Stock Purchase Agreement by and between the Registrant and The Kennedy Company, dated as of February 5, 2004 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated as of February 20, 2004)

2.2	–	Agreement and Plan of Merger by and between the Registrant, SRI Acquisition Corp. and Larscom Incorporated, dated as of April 28, 2004 (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus, dated June 24, 2004, forming a part of Verilink’s Registration Statement on Form S-4 (File No. 333-116472)

3.1	–	Certificate of Incorporation of Energie Holdings, Inc. (incorporated by reference to Current Reports on Form 8-K dated as of June 10, 2014 and July 2, 2014)

3.2	–	Bylaws of Energie Holdings, Inc. (incorporated by reference to Current Reports on Form 8-K dated as of June 10, 2014 and July 2, 2014)

3.3	–	Certificate of Amendment to Certificate of Incorporation of Energie Holdings, Inc. filed September 18, 2014

3.4	–	Articles of Amendment of ExeLED Holdings Inc. filed December 4, 2015

10.38	–	Share Exchange Agreement dated December 31, 2013 between Alas Aviation Corp. and OELC LLC, and Shareholders of OELC LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated as of December 31, 2013)

10.39	–	Agreement and Plan of Merger dated January 27, 2014 between Alas Aviation Corp., Alas Acquisition Company and Energie Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K and Form 8-K/A dated as of January 27, 2014)

10.40	–	Investment Agreement dated July 16, 2014 between Energie Holdings, Inc. and Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated as of July 16, 2014)

10.41	–	Registration Rights Agreement dated July 16, 2014 between Energie Holdings, Inc. and Dutchess Opportunity Fund, II, LP (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated as of July 16, 2014)

Table Of Contents	42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: April 17, 2017	EXELED HOLDINGS INC. By: __/s/ Harold Hansen________ Harold Hansen, Principal Executive Officer

By: __/s/ Richard Cole Dennard__ Richard Cole Dennard, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2017.

__/s/ Harold Hansen________

Harold Hansen,

Chief Executive Officer and Director

(principal executive officer)

__/s/ Richard Cole Dennard__

Richard Cole Dennard, Chief Financial Officer (principal financial and accounting officer)

Table Of Contents	43