Form 10-Q
period 2017-03-31
ExeLED Holdings Inc.
filed 2017-05-22
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-28562

EXELED HOLDINGS INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2857548 (I.R.S. Employer Identification No.)
5310 Ward Road, Suite 106, Arvada, CO (Address of principal executive offices)	80002 (Zip Code)

Registrant’s telephone number, including area code: (720) 361-2056

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

As of May 18, 2017, there were 249,447,433 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$53,398	$5,454
Accounts receivable, net	21,011	31
Inventory	151,414	157,178
Prepaid expenses and other	47,071	48,307
Total current assets	272,894	210,970

Noncurrent assets:
Deposits	6,450	6,450

Total assets	$279,344	$217,420

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,006,586	$2,988,439
Accrued liabilities	2,082,630	1,858,127
Debt, current portion, net of discount and debt issuance costs	9,117,972	8,451,781
Total current liabilities	14,207,188	13,298,347

Debt, long-term portion	190,000	220,000
Total liabilities	14,397,188	13,518,347

Commitments and contingencies (Note 5)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 or December 31, 2016	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 249,447,433 shares issued and outstanding at March 31, 2017 and December 31, 2016	24,743	24,743
Additional paid-in capital	2,635,896	2,635,896
Accumulated deficit	(16,778,483)	(15,961,566)
Total deficit	(14,117,844)	(13,300,927)

Total liabilities and equity	$279,344	$217,420

See accompanying notes to condensed consolidated financial statements.

Table Of Contents	2

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2017	2016

Sales revenue	$37,275	$98,555
Cost of goods sold	(17,319)	(52,054)
Gross profit	19,956	46,501

Operating expenses:
Research and development	68,604	72,991
Sales and marketing	999	12,715
General and administrative	178,112	350,775
Total operating expenses	247,715	436,481

Loss from operations	(227,759)	(389,980)

Other income (expense):
Interest expense	(543,412)	(463,449)
Other	(45,746)	(37,157)
Other income (expense), net	(589,158)	(500,606)

Net loss	$(816,917)	$(890,586)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	249,447,433	118,049,387

See accompanying notes to condensed consolidated financial statements

Table Of Contents	3

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating Activities:
Net loss	$(816,917)	$(890,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	140,639	125,357
Loss on conversion of debt	—	15,940
Changes in operating assets and liabilities:
Accounts receivable	(20,980)	803
Inventory	5,764	9,796
Prepaid expenses and other	1,236	359
Accounts payable	18,147	300,836
Accrued liabilities	224,503	182,840
Net cash used in operating activities	(447,608)	(254,655)

Financing Activities:
Proceeds from debt	642,878	351,685
Payments of debt	(147,326)	(94,530)
Net cash provided by financing activities	495,552	257,155

Net change in cash	47,944	2,500

Cash, beginning of period	5,454	17,987

Cash, end of period	$53,398	$20,487

Cash paid for:
Interest	$178,473	$155,799
Taxes	—	—
Non-cash transactions:
Debt converted to common stock	$—	$9,500
Accrued liabilities converted to common stock	—	371
Debt issuance costs	211,000	50,000

See accompanying notes to condensed consolidated financial statements.

Table Of Contents	4

EXELED HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

For the Three Month Periods Ended March 31, 2017 and 2016

Note 1 — Description of Business and Summary of Significant Accounting Policies

ExeLED Holdings, Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On December 31, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Énergie LLC (hereinafter referred to as, “Énergie”). The Share Exchange Agreement was not effective until July 2, 2014 due to a variety of conditions subsequent that needed to be met, which are described below. Upon effectiveness, we issued 33,000,000 “restricted” shares of our common stock, representing approximately 65% of our then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Énergie. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the period ended December 31, 2016.

Table Of Contents	5

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $14,117,844 and a working capital deficit of $13,934,294 as of March 31, 2017, and have reported net losses of $816,917 and $890,586 for the three months ended March 31, 2017 and 2016, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (Topic 805) (ASU 2017-01). ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business.  ASU 2017-01 also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606.  ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years.  We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

Note 2 — Accounts receivable

The following is a summary of accounts receivable:

	March 31, 2017	December 31, 2016

Customer receivables	$35,412	$14,432
Less: Allowance for uncollectible accounts	(14,401)	(14,401)
	$21,011	$31

Table Of Contents	6

Note 3 — Inventory

The following is a summary of inventory:

	March 31, 2017	December 31, 2016

Raw materials	$326,848	$332,612
Less: reserve	(175,434)	(175,434)
	$151,414	$157,178

Note 4 — Debt

Debt is comprised of the following:

Description	Note	March 31, 2017	December 31, 2016
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	371,507
Related party debt	D	7,352,979	6,719,979
Other notes payable	E	980,837	981,137
Cash draw notes	F	297,628	211,076
Convertible promissory notes	G	58,937	71,637
Total		9,658,888	8,952,336
Less: unamortized discount and debt issuance costs		(350,916)	(280,555)
Debt, net of unamortized discount and debt issuance costs		9,307,972	8,671,781
Less: current portion		(9,117,972)	(8,451,781)
Debt, long-term portion		$190,000	$220,000

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Énergie and our CEO (collectively, “the defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to the bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment (the “judgment”) against both defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, the bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest will continue to accrue at the judgment interest rate.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at March 31, 2017 and December 31, 2016. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

Table Of Contents	7

March 31, 2017	December 31, 2016	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	113,720	various
$371,507	$371,507

D –Related Parties Debt – The following summarizes notes payable to related parties:

	March 31, 2017	December 31, 2016	Interest Rate
D1	$4,635,865	$4,635,865	various
D3	34,888	34,888	12%
D4	365,550	365,550	various
D5	668,176	668,176	18%
D6	1,648,500	1,024,500	6%
Total	$7,352,979	$6,719,979

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is an owner of the common stock of Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $351,900 in accounts payable.

D3 – Note payable to our Chief Executive Officer (“CEO”), entered into in December 2014, with monthly principal and interest payable through December 2016. We also owe Hal $718,941 in accrued compensation and expenses incurred on behalf of the Company.

D4 – Notes payable to the spouse of our CEO, entered into from September 2013 to March 2017, with principal and interest payments due upon a specific event or upon demand.

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2015. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. As of January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense over the life of the notes. We also owe NOW CFO $462,099 in accounts payable.

D6 – Notes payable to the principal shareholders of Symbiote, entered into from April to March 2017, with principal and interest payments due upon a specific event or upon demand.

E – Other Notes Payable – Represents the outstanding principal balance on four separate notes bearing interest at between 6% and 24% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on one of these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $424,341 as of March 31, 2017. The maturity dates of the agreements range from June to September 2017.

Table Of Contents	8

G – Convertible promissory notes – Represents the outstanding principal balance on a convertible promissory note payable to an entity with interest of 8% annually, that were due in August 2016. At the option of the holder, the notes may be settled in cash or converted into shares of our common stock at any time beginning 180 days from the date of the notes at a price equal to 61% of the average closing bid price of our common stock during the 10 trading days immediately preceding the date of conversion. As we have failed to pay the note when it became due, the balance due incurs interest at the rate of 22% per annum. The note contains additional terms and conditions normally included in instruments of this kind, including a right of first refusal wherein we have granted the holders the right to match the terms of any future financing in which we engage on the same terms and contemplated in such future financing. We estimate that the fair value of the conversion feature is minimal, so no value has been assigned to the beneficial conversion feature.

Debt issuance costs of $350,916 are being amortized over the life of the respective notes.

Note 5 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company, other than those described in Note 4.

Note 6 — Subsequent Events

There are no events subsequent to March 31, 2017 and up to the date of this filing that would require disclosure.

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

There are no dilutive instruments outstanding during the three months ended March 31, 2017 and 2016.

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

Our principal place of business is located at 5310 Ward Road, Suite 106, Arvada, Colorado, 80002. Our telephone number is (720) 361-2056. We also maintain a production and assembly facility in Zeeland, Michigan. Our website is www.exeledholdings.com.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016	Change	%
Sales revenue	$37,275	$98,555	$(61,280)	(62)%
Cost of revenue	(17,319)	(52,054)	34,735	67%
Gross profit	19,956	46,501	(26,545)	(57)%

Total operating expenses	247,715	436,481	188,766	43%

Interest expense	(543,412)	(463,449)	(79,963)	17%
Other	(45,746)	(37,157)	(8,589)	23%

Net loss	$(816,917)	$(890,586)	$73,669	(8)%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue decreased during the three months ended March 31, 2017 compared to 2016 due to an overall lack of funding necessary for development and product launch costs. While we are continuing to seek out and discuss external financing, no assurances can be made that we will be successful in our efforts. Cost of revenue decreased proportionally to the decrease in revenues.

Operating expenses

	Three months ended March 31,
	2017	2016	Change	%
Research and development	$68,604	$72,991	$(4,387)	(6)%
Sales and marketing	999	12,715	(11,716)	(92)%
General and administrative	178,112	350,775	(172,663)	(49)%
	$247,715	$436,481	$(188,766)	(43)%

The decrease in operating expenses was driven by our controlling spending due to a lack of operating capital.

Other

During the three months ended March 31, 2017, interest expense increased due to additional debt of approximately $2,200,000

Other income (expense) consists primarily of other fees expenses related to seeking and securing debt and other external financing.

Table Of Contents	11

Liquidity and Capital Resources

At March 31, 2017 we had $53,398 in cash and cash equivalents.

We have not generated positive cash flows from operations in any year since our inception. Accordingly, our sources of liquidity may include potential debt and/or equity offerings. We believe that our principal difficulty in our inability to successfully generate positive cash flows has been the lack of available working capital to operate and expand our business. We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for development and launching of new products for Énergie. In addition, we believe we need approximately $10,000,000 to pay off a significant portion of our debt and to begin funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense. While we are in discussions with various potential financing groups, other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future and continue operations.

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

In August 2015, we entered into two new convertible notes with LG Capital Funding LLC, (“LG”) under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we agreed to issue 8% convertible promissory notes in the principal amount of $188,684. These notes are convertible into shares of our common stock at a price ranging from 58% - 65% of the lowest closing bid price of our common stock during the 15 trading days immediately preceding the date of conversion. The notes contain additional terms and conditions normally included in instruments of this kind. During the three months ended March 31, 2017, we paid off the remaining $12,700 of principal on one of the notes leaving only one convertible note outstanding. Per the terms of a settlement agreement reached with LG, we will pay $75,000 to settle all outstanding principal and interest on the outstanding note once we have the funds to do so.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $13,934,294 and $13,087,377, respectively, as of March 31, 2017 and December 31, 2016. The increase in negative working capital is due to the increase in debt of approximately $635,000 and a resulting increase in accrued liabilities of approximately $225,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Table Of Contents	12

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(447,608)	$(254,655)
Net cash provided by financing activities	495,552	257,155

Net cash used in operating activities increased in 2017 by $192,953 compared to 2016.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2017, we relied on additional borrowings under both new and existing debt agreements. In 2017, net cash flows provided by financing activities were composed of $642,878 of additional borrowings and $147,326 of debt pay down. In 2016, we borrowed $351,685 of additional debt and paid down $94,530 of debt.

We believe that our principal difficulty in our inability to successfully generate profits has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for development and launching of new products for Énergie. In addition, we believe we need approximately $10,000,000 to pay off a significant portion of our debt and to begin funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense.  As of the date of this report, other than as disclosed below, we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Table Of Contents	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Table Of Contents	14

PART II. Other Information

Item 1. Legal Proceedings

In July 2015, Énergie LLC and Harold Hansen, our CEO (collectively, “the Defendants”), were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs, and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado (the “Court”). On April 4, 2016, the parties to this action entered into a settlement agreement whereby the Defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both Defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, Vectra Bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest will continue to accrue at the judgment interest rate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Table Of Contents	15

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certifications of the Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

Table Of Contents	16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2017	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

Table Of Contents	17