Form 10-Q
period 2017-06-30
ExeLED Holdings Inc.
filed 2017-08-21
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 17, 2017, there were 249,447,433 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$7,490	$5,454
Accounts receivable, net	20,939	31
Inventory	153,915	157,178
Prepaid expenses and other	49,006	48,307
Total current assets	231,350	210,970

Noncurrent assets:
Deposits	6,200	6,450

Total assets	$237,550	$217,420

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,098,169	$2,988,439
Accrued liabilities	2,281,205	1,858,127
Debt, current portion, net of discount and debt issuance costs	9,684,003	8,451,781
Total current liabilities	15,063,377	13,298,347

Debt, long-term portion	160,000	220,000
Total liabilities	15,223,377	13,518,347

Commitments and contingencies (Note 5)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 or December 31, 2016	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 249,447,433 shares issued and outstanding at June 30, 2017 and December 31, 2016	24,743	24,743
Additional paid-in capital	2,635,896	2,635,896
Accumulated deficit	(17,646,466)	(15,961,566)
Total deficit	(14,985,827)	(13,300,927)

Total liabilities and equity	$237,550	$217,420

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Sales revenue	$7,279	$206,592	$44,554	$305,147
Cost of goods sold	(3,075)	(105,953)	(20,394)	(158,007)
Gross profit	4,204	100,639	24,160	147,140

Operating expenses:
Research and development	75,153	70,615	143,757	143,606
Sales and marketing	1,263	26,596	2,262	39,311
General and administrative	201,377	256,427	379,489	607,202
Total operating expenses	277,793	353,638	525,508	790,119

Loss from operations	(273,589)	(252,999)	(501,348)	(642,979)

Other income (expense):
Interest expense	(584,927)	(418,051)	(1,128,339)	(881,500)
Other income	(9,467)	(37,894)	(55,213)	(75,051)
Other income (expense), net	(594,394)	(455,945)	(1,183,552)	(956,551)

Net loss	$(867,983)	$(708,944)	$(1,684,900)	$(1,599,530)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	249,447,433	135,528,338	249,447,433	126,788,863

See accompanying notes to condensed consolidated financial statements

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net loss	$(1,684,900)	$(1,599,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	301,615	196,612
Loss on conversion of debt	—	56,101
Changes in operating assets and liabilities:
Accounts receivable	(20,908)	(12,246)
Inventory	3,263	12,778
Prepaid expenses and other	(699)	1,293
Other assets	250	650
Accounts payable	109,730	524,183
Accrued liabilities	423,078	314,121
Net cash used in operating activities	(868,571)	(506,038)

Financing Activities:
Proceeds from debt	1,173,757	815,116
Payments of debt	(303,150)	(236,271)
Net cash provided by financing activities	870,607	578,845

Net change in cash	2,036	72,807

Cash, beginning of period	5,454	17,987

Cash, end of period	$7,490	$90,794

Cash paid for:
Interest	$432,032	$267,698
Taxes	—	—
Non-cash transactions:
Debt converted to common stock	$—	$36,800
Accrued liabilities converted to common stock	—	2,029
Debt issuance costs	435,500	177,973

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2017 and 2016

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2017, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $14,985,827 and a working capital deficit of $14,832,027 as of June 30, 2017, and have reported net losses of $1,684,900 and $1,599,530 for the six months ended June 30, 2017 and 2016, respectively. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) (ASU 2017-09). ASU 2017-09 clarifies the accounting for when the terms of a share-based award are modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

The Financial Accounting Standards Board and other entities have issued other new or modifications to, or interpretations of, existing accounting guidance during 2017. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Note 2 — Accounts receivable

The following is a summary of accounts receivable:

	June 30, 2017	December 31, 2016

Customer receivables	$35,340	$14,432
Less: Allowance for uncollectible accounts	(14,401)	(14,401)
	$20,939	$31

Note 3 — Inventory

The following is a summary of inventory:

	June 30, 2017	December 31, 2016

Raw materials	$329,349	$332,612
Less: reserve	(175,434)	(175,434)
	$153,915	$157,178

Note 4 — Debt

Debt is comprised of the following:

Description	Note	June 30, 2017	December 31, 2016
Line of credit	A	$47,000	$47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	371,507
Related party debt	D	8,026,479	6,719,979
Other notes payable	E	981,137	981,137
Cash draw notes	F	223,383	211,076
Convertible promissory notes	G	58,937	71,637
Total		10,258,443	8,952,336
Less: unamortized discount and debt issuance costs		(414,440)	(280,555)
Debt, net of unamortized discount and debt issuance costs		9,844,003	8,671,781
Less: current portion		(9,684,003)	(8,451,781)
Debt, long-term portion		$160,000	$220,000

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

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at June 30, 2017 and December 31, 2016. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

June 30, 2017	December 31, 2016	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	113,720	various
$371,507	$371,507

D –Related Parties Debt – The following summarizes notes payable to related parties:

	June 30, 2017	December 31, 2016	Interest Rate
D1	$4,635,865	$4,635,865	various
D3	34,888	34,888	12%
D4	365,550	365,550	various
D5	668,176	668,176	18%
D6	2,322,000	1,024,500	6%
Total	$8,026,479	$6,719,979

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is an owner of the common stock of Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $389,340 in accounts payable.

D3 – Note payable to our Chief Executive Officer (“CEO”), entered into in December 2014, with monthly principal and interest originally payable through December 2016. We are still continuing to accrue interest on this note payable. We also owe our CEO $738,641 in accrued compensation and expenses incurred on behalf of the Company.

D4 – Notes payable to the spouse of our CEO, entered into from September 2013 to March 2017, with principal and interest payments due upon a specific event or upon demand.

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2015. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. As of January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense over the life of the notes. We also owe NOW CFO $496,384 in accounts payable.

D6 – Notes payable to the principal shareholders of Symbiote, entered into from April to June 2017, with principal and interest payments due upon a specific event or upon demand.

E – Other Notes Payable – Represents the outstanding principal balance on six separate notes bearing interest at between 6% and 24% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on one of these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments of principal and interest due under these arrangements was $285,191 as of June 30, 2017. The maturity dates of the agreements range from August to October 2017.

G – Convertible promissory notes – Represents the outstanding principal balance related to a convertible promissory note entered into during October 2014. During February 2017, the Company and LG Capital Funding, LLC (“LG”) entered into an agreement to settle all principal and interest related to an outstanding note with a face amount of $58,937 for $75,000, with payment being due in March 2017. The Company did not make the payment, and LG has brought an action against the Company in the Southern District of New York to collect damages for the breach, including consequential damages. We are disputing this matter and are vigorously defending ourselves against the matter.

Debt issuance costs of $414,440 are being amortized over the life of the respective notes.

Note 5 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no current legal proceedings of merit are currently pending or threatened against the Company, other than those described in Note 4 (G).

Note 6 — Net Loss Per Share

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

There are no dilutive instruments outstanding during the three and six months ended June 30, 2017 and 2016.

Note 7 — Subsequent Events

There are no events subsequent to June 30, 2017 and up to the date of this filing that would require disclosure.

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

Overview

ExeLED Holdings Inc. (“we,” “us,” “our”) was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On November 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change our name from “Energie Holdings, Inc.” to “ExeLED Holdings Inc.” We have two wholly-owned subsidiaries, Énergie LLC (hereinafter referred to as “Énergie”), and OELC, LLC. All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings Inc. and its subsidiaries, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Change	%
Sales revenue	$7,279	$206,592	$(199,313)	(96)%
Cost of revenue	(3,075)	(105,953)	102,878	(97)%
Gross profit	4,204	100,639	(96,435)	(96)%

Total operating expenses	277,793	353,638	(75,845)	(21)%

Interest expense	(584,927)	(418,051)	(166,876)	40%
Other	(9,467)	(37,894)	28,427	(75)%

Net loss	$(867,983)	$(708,944)	$(159,039)	22%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue decreased during the three months ended June 30, 2017 compared to the same period in 2016 due to an overall lack of funding necessary for development and product launch costs. While we are continuing to seek out and discuss external financing, no assurances can be made that we will be successful in our efforts. Cost of revenue decreased proportionally to the decrease in revenues.

Operating expenses

	Three months ended Jun 30,
	2017	2016	Change	%
Research and development	$75,153	$70,615	$4,538	6%
Sales and marketing	1,263	26,596	(25,333)	(95)%
General and administrative	201,377	256,427	(55,050)	(21)%
	$277,793	$353,638	$(75,845)	(21)%

The decrease in operating expenses was driven by our controlling spending due to a lack of operating capital.

Other

During the three months ended June 30, 2017, interest expense increased due to additional debt of approximately $2,350,000 compared to June 30, 2016.

Other income (expense) consists primarily of other fees expenses related to seeking and securing debt and other external financing.

As a result, we incurred a net loss of $867,983 during the three month period ended June 30, 2017 (approximately $0.00 per share), compared to a net loss of $708,944 during the three month period ended June 30, 2016.

Comparison of results of operations for the six months ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016	Change	%
Sales revenue	$44,554	$305,147	$(260,593)	(85)%
Cost of revenue	(20,394)	(158,007)	137,613	(87)%
Gross profit	24,160	147,140	(122,980)	(84)%

Total operating expenses	525,508	790,119	(264,611)	(33)%

Interest expense	(1,128,339)	(881,500)	(246,839)	28%
Other income (expense)	(55,213)	(75,051)	19,838	(26)%

Net loss	$(1,684,900)	$(1,599,530)	$(85,370)	5%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue during the six months ended June 30, 2017 was $44,554, compared to revenue of $305,147 generated during the six months ended June 30, 2016, a decrease of $260,593. This decrease was attributable to our lack of available capital in which to generate sales in 2017. During the six months ended June 30, 2016, we were successful selling custom LED products in several market segments such as education, commercial office space, large multi-unit luxury residential developments and health care locations. Cost of revenue and gross profit each decreased for the six months ended June 30, 2017 compared to 2016 due to an increase in inventory costs.

Operating expenses

	Six months ended June 30,
	2017	2016	Change	%
Research and development	$143,757	$143,606	$151	0%
Sales and marketing	2,262	39,311	(37,049)	(94)%
General and administrative	379,489	607,202	(227,713)	(38)%
	$525,508	$790,119	$(264,611)	(33)%

The decrease in operating expenses was driven by our controlling spending due to a limitation of funding.

Other

During the six months ended June 30, 2017, interest expense increased due to additional debt of approximately $2,350,000 over the same period in 2016.

Other income (expense) consists primarily of other expenses related to costs associated with debt and conversions of debt.

As a result, we incurred a net loss of $1,684,900 during the six month period ended June 30, 2017 (approximately $0.01 per share), compared to a net loss of $1,599,530 during the six month period ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2017, we had $7,490 in cash and cash equivalents.

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

To fund our acquisition plan and fund working capital for our continuing operations we will require and are continuing to seek out and discuss financing with potential partners or lenders. These efforts have been unsuccessful thus far and there are no assurances that they will be successful in the future. Failure to obtain the financing necessary will have a significant negative impact on our Company and our ability to remain in business. We have identified multiple potential funding sources and have diligently pursued receiving financing from these sources for varying lengths of time. Management believes that these efforts will be coming to a conclusion in the near future and will either result in significant funding for us or in no funding at all. There are no assurances that these pursuits will be successful and, if none of them are successful, we will not have the financial resources to continue operations.

In August 2015, we entered into two new convertible notes with LG Capital Funding LLC, (“LG”) under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we agreed to issue 8% convertible promissory notes. We completely paid off all but one of these notes. During February 2017, the Company and LG entered into an agreement to settle all principal and interest related to the remaining outstanding note with a face amount of $58,937 for $75,000, with payment being due in March 2017. The Company did not make the payment, and LG has brought an action against the Company in the Southern District of New York to collect damages for the breach, including consequential damages. We are disputing this matter and are vigorously defending ourselves against the matter.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $14,832,027 and $13,087,377, respectively, as of June 30, 2017 and December 31, 2016. The increase in negative working capital is due to the increase in debt of approximately $1,175,000 and a resulting increase in accrued liabilities of approximately $425,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended Jun 30,
	2017	2016
Net cash used in operating activities	$(868,571)	$(506,038)
Net cash provided by financing activities	870,607	578,845

Net cash used in operating activities increased in 2017 by $362,533 compared to 2016. We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2017, we relied on additional borrowings under both new and existing debt agreements. In 2017, net cash flows provided by financing activities were composed of $1,173,757 of additional borrowings and $303,150 of debt pay down. In 2016, we borrowed $815,116 of additional debt and paid down $236,271 of debt.

We believe that our principal difficulty in our inability to successfully generate profits has been the lack of available capital to operate and expand our business. We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for development and launching of new products for Énergie. In addition, we believe we need approximately $10,000,000 to pay off a significant portion of our debt and to begin funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense. As of the date of this report, other than as disclosed elsewhere, we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls. We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We are reviewing various potential solutions to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

During February 2017, the Company and LG Capital Funding, LLC (“LG”) entered into an agreement to settle all principal and interest related to an outstanding note with a face amount of $58,937 for $75,000, with payment being due in March 2017. The Company did not make the payment, and LG has brought an action against the Company in the Southern District of New York to collect damages for the breach, including consequential damages. We are disputing this matter and are vigorously defending ourselves against the matter.

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

Date: August 21, 2017	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer
(Principal Financial and Accounting Officer)