Form 10-Q
period 2017-09-30
ExeLED Holdings Inc.
filed 2017-11-20
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes[X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]No [X]

As of November 20, 2017, there were 249,447,433 shares of common stock, $0.0001 par value, issued and outstanding.

EXELED HOLDINGS INC.

Table of Contents

Part I – FINANCIAL INFORMATION

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$1,048	$5,454
Accounts receivable, net	2,425	31
Inventory	151,843	157,178
Due from related parties	21,270	—
Prepaid expenses and other	59,576	48,307
Total current assets	236,162	210,970

Noncurrent assets:
Deposits	6,200	6,450

Total assets	$242,362	$217,420

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,176,957	$2,988,439
Accrued liabilities	2,483,691	1,858,127
Debt, current portion, net of discount and debt issuance costs	10,446,841	8,451,781
Total current liabilities	16,107,489	13,298,347

Debt, long-term portion	130,000	220,000
Total liabilities	16,237,489	13,518,347

Commitments and contingencies (Note 6)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 or December 31, 2016	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 249,447,433 shares issued and outstanding at September 30, 2017 and December 31, 2016	24,743	24,743
Additional paid-in capital	2,635,896	2,635,896
Accumulated deficit	(18,655,766)	(15,961,566)
Total deficit	(15,995,127)	(13,300,927)

Total liabilities and equity	$242,362	$217,420

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sales revenue	$5,167	$26,836	$49,721	$331,983
Cost of goods sold	(3,036)	(18,785)	(23,430)	(176,792)
Gross profit	2,131	8,051	26,291	155,191

Operating expenses:
Research and development	60,535	68,560	204,292	212,166
Sales and marketing	79	6,168	2,341	45,479
General and administrative	201,201	359,877	580,690	967,079
Total operating expenses	261,815	434,605	787,323	1,224,724

Loss from operations	(259,684)	(426,554)	(761,032)	(1,069,533)

Other income (expense):
Interest expense	(648,131)	(475,981)	(1,776,470)	(1,357,481)
Other income (expense)	(101,486)	(73,457)	(156,698)	(148,508)
Other income (expense), net	(749,617)	(549,438)	(1,933,168)	(1,505,989)

Net loss	$(1,009,301)	$(975,992)	$(2,694,200)	$(2,575,522)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	249,447,433	168,604,321	249,447,433	151,814,179

See accompanying notes to condensed consolidated financial statements

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net loss	$(2,694,200)	$(2,575,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	502,481	274,625
Loss on conversion of debt	—	114,791
Changes in operating assets and liabilities:
Accounts receivable	(2,394)	7,288
Inventory	5,335	18,997
Due from related parties	(21,270)	—
Prepaid expenses and other	(11,269)	(264)
Other assets	250	650
Accounts payable	188,518	763,451
Accrued liabilities	625,564	498,288
Net cash used in operating activities	(1,406,985)	(897,696)

Financing Activities:
Proceeds from debt	1,891,283	1,253,921
Payments of debt	(488,704)	(369,200)
Net cash provided by financing activities	1,402,579	884,721

Net change in cash	(4,406)	(12,975)

Cash, beginning of period	5,454	17,987

Cash, end of period	$1,048	$5,012

Cash paid for:
Interest	$679,222	$420,949
Taxes	—	—
Non-cash transactions:
Debt converted to common stock	$—	$82,800
Accrued liabilities converted to common stock	—	5,661
Debt issuance costs	687,000	363,473

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Month Periods Ended September 30, 2017 and 2016

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2017, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $15,995,127 and a working capital deficit of $15,871,327 as of September 30, 2017, and have reported net losses of $2,694,200 and $2,575,522 for the nine months ended September 30, 2017 and 2016, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815) (ASU 2017-11). ASU 2017-11 eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock.  ASU 2017-11 is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted.  We are currently assessing whether or not this ASU will have a significant impact on our consolidated financial statements and related disclosures.

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

Note 2 — Accounts receivable

The following is a summary of accounts receivable:

	September 30, 2017	December 31, 2016

Customer receivables	$37,806	$14,432
Less: Allowance for uncollectible accounts	(35,381)	(14,401)
	$2,425	$31

Note 3 — Inventory

The following is a summary of inventory:

	September 30, 2017	December 31, 2016

Raw materials	$327,277	$332,612
Less: reserve	(175,434)	(175,434)
	$151,843	$157,178

Note 4 — Debt

Debt is comprised of the following:

Description	Note	September 30, 2017	December 31, 2016
Line of credit	A	$41,588	$47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	371,507
Related party debt	D	8,777,979	6,719,979
Other notes payable	E	981,137	981,137
Cash draw notes	F	260,767	211,076
Convertible promissory notes	G	58,937	71,637
Total		11,041,915	8,952,336
Less: unamortized discount and debt issuance costs		(465,074)	(280,555)
Debt, net of unamortized discount and debt issuance costs		10,576,841	8,671,781
Less: current portion		(10,446,841)	(8,451,781)
Debt, long-term portion		$130,000	$220,000

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

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at September 30, 2017 and December 31, 2016. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

September 30, 2017	December 31, 2016	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	113,720	various
$371,507	$371,507

D –Related Parties Debt – The following summarizes notes payable to related parties:

	September 30, 2017	December 31, 2016	Interest Rate
D1	$4,635,865	$4,635,865	various
D3	34,888	34,888	12%
D4	362,550	356,550	various
D5	668,176	668,176	18%
D6	3,076,500	1,024,500	6%
Total	$8,777,979	$6,719,979

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is an owner of the common stock of Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $438,217 in accounts payable.

D3 – Note payable to our Chief Executive Officer (“CEO”), entered into in December 2014, with monthly principal and interest originally payable through December 2016. We are still continuing to accrue interest on this note payable. We also owe our CEO $775,342 in accrued compensation and expenses incurred on behalf of the Company.

D4 – Notes payable to the spouse of our CEO, entered into from September 2013 to March 2017, with principal and interest payments due upon a specific event or upon demand.

D5 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2015. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. As of January 1, 2016, the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense over the life of the notes. We also owe NOW CFO $511,382 in accounts payable.

D6 – Notes payable to the principal shareholders of Symbiote, entered into from April to September 2017, with principal and interest payments due upon a specific event or upon demand.

E – Other Notes Payable – Represents the outstanding principal balance on six separate notes bearing interest at between 6% and 24% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on one of these notes prior to using the proceeds for any other purpose.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments of principal and interest due under these arrangements was $341,225 as of September 30, 2017. The maturity dates of the agreements range from October 2017 to January 2018.

G – Convertible promissory notes – Represents the outstanding principal balance related to a convertible promissory note entered into during October 2014. During February 2017, the Company and LG Capital Funding, LLC (“LG”) entered into an agreement to settle all principal and interest related to an outstanding note with a face amount of $58,937 for $75,000, with payment being due in March 2017.  The Company did not make the payment, and LG has brought an action against the Company in the Southern District of New York to collect damages for the breach, including consequential damages.  The Company is disputing this matter and is vigorously defending itself against the matter.

Debt issuance costs of $465,074 are being amortized over the life of the respective notes.

Note 5 — Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

During the quarter ended September 30, 2017, the Company made payments totaling $21,270 on behalf of an entity related via common ownership. As of September 30, 2017, the Company had not been reimbursed for any of these expenses.

See Note 4 for additional disclosures concerning debt due to related parties.

Note 6 — Commitments and Contingencies

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

There are no dilutive instruments outstanding during the three and nine months ended September 30, 2017 and 2016.

Note 8 — Subsequent Events

There are no events subsequent to September 30, 2017 and up to the date of this filing that would require disclosure.

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

Overview

ExeLED Holdings Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On November 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change our name from “Energie Holdings, Inc.” to “ExeLED Holdings Inc.” We have two wholly-owned subsidiaries, Énergie LLC (hereinafter referred to as “Énergie”), and OELC, LLC. All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings Inc. and its subsidiaries, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

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

Results of Operations

Comparison of results of operations for the three months ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change	%
Sales revenue	$5,167	$26,836	$(21,669)	(81)%
Cost of revenue	(3,036)	(18,785)	(15,749)	(84)%
Gross profit	2,131	8,051	(5,920)	(74)%

Total operating expenses	261,815	434,605	(172,790)	(40)%

Interest expense	(648,131)	(475,981)	172,150	36%
Other	(101,486)	(73,457)	28,029	38%

Net loss	$(1,009,301)	$(975,992)	$33,309	3%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue decreased during the three months ended September 30, 2017 compared to the same period in 2016 due to an overall lack of funding necessary for development and product launch costs. While we are continuing to seek out and discuss external financing, no assurances can be made that we will be successful in our efforts. Cost of revenue decreased proportionally to the decrease in revenues. See “Liquidity and Capital Resources” below.

Operating expenses

	Three months ended September 30,
	2017	2016	Change	%
Research and development	$60,535	$68,560	$(8,025)	(12)%
Sales and marketing	79	6,168	(6,089)	(99)%
General and administrative	201,201	359,877	(158,676)	(44)%
	$261,815	$434,605	$(172,790)	(40)%

The overall decrease in operating expenses was driven by our controlling spending due to a lack of operating capital. Specifically, personnel costs across all departments decreased during the three months ended September 30, 2017 compared to the same period in 2016 as we are currently operating with as few people as possible to conserve costs. In addition, rent costs decreased significantly as we moved our corporate office in conjunction with our cost-cutting measures.

Other

During the three months ended September 30, 2017, interest expense increased due to additional debt of approximately $2,750,000 compared to September 30, 2016.

Other income (expense) consists primarily of other fees expenses related to seeking and securing debt and other external financing.

As a result, we incurred a net loss of $1,009,301 during the three month period ended September 30, 2017 (approximately $0.00 per share), compared to a net loss of $975,992 during the three month period ended September 30, 2016.

Comparison of results of operations for the nine months ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016	Change	%
Sales revenue	$49,721	$331,983	$(282,262)	(85)%
Cost of revenue	(23,430)	(176,792)	(153,362)	(87)%
Gross profit	26,291	155,191	(128,900)	(83)%

Total operating expenses	787,323	1,224,724	(437,401)	(36)%

Interest expense	(1,776,470)	(1,357,481)	418,989	31%
Other income (expense)	(156,698)	(148,508)	8,190	6%

Net loss	$(2,694,200)	$(2,575,522)	$118,678	5%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue during the nine months ended September 30, 2017 was $49,721, compared to revenue of $331,983 generated during the nine months ended September 30, 2016, a decrease of $282,262. This decrease was attributable to our lack of available capital in which to generate sales in 2017. During the nine months ended September 30, 2016, we were successful selling custom LED products in several market segments such as education, commercial office space, large multi-unit luxury residential developments and health care locations. Cost of revenue and gross profit each decreased for the nine months ended September 30, 2017 compared to 2016 due to an increase in inventory costs.

Operating expenses

	Nine months ended September 30,
	2017	2016	Change	%
Research and development	$204,292	$212,166	$(7,874)	(4)%
Sales and marketing	2,341	45,479	(43,138)	(95)%
General and administrative	580,690	967,079	(386,389)	(40)%
	$787,323	$1,224,724	$(437,401)	(36)%

The overall decrease in operating expenses was driven by our controlling spending due to a lack of operating capital. Specifically, personnel costs across all departments decreased during the nine months ended September 30, 2017 compared to the same period in 2016 as we are currently operating with as few people as possible to conserve costs. In addition, rent costs decreased significantly as we moved our corporate office in conjunction with our cost-cutting measures.

Other

During the nine months ended September 30, 2017, interest expense increased due to additional debt of approximately $7,350,000 over the same period in 2016.

Other income (expense) consists primarily of other expenses related to costs associated with debt and conversions of debt.

As a result, we incurred a net loss of $2,694,200 during the nine month period ended September 30, 2017 (approximately $0.01 per share), compared to a net loss of $2,575,522 during the nine month period ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, we had $1,048 in cash and cash equivalents.

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

In August 2015, we entered into two new convertible notes with LG Capital Funding LLC, (“LG”) under a Securities Purchase Agreement, Convertible Notes and other ancillary documents. Under these agreements, we agreed to issue 8% convertible promissory notes. We completely paid off all but one of these notes. During February 2017, the Company and LG entered into an agreement to settle all principal and interest related to the remaining outstanding note with a face amount of $58,937 for $75,000, with payment being due in March 2017.  The Company did not make the payment, and LG has brought an action against the Company in the Southern District of New York to collect damages for the breach, including consequential damages.  The Company is disputing this matter and is vigorously defending itself against the matter.

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $15,871,327 and $13,087,377, respectively, as of September 30, 2017 and December 31, 2016. The increase in negative working capital is due to the increase in debt of approximately $1,905,000 and a resulting increase in accrued liabilities of approximately $625,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(1,406,985)	$(897,696)
Net cash provided by financing activities	1,402,579	884,721

Net cash used in operating activities increased in 2017 by $509,289 compared to 2016.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2017, we relied on additional borrowings under both new and existing debt agreements. In 2017, net cash flows provided by financing activities were composed of $1,891,283 of additional borrowings and $488,704 of debt pay down. In 2016, we borrowed $1,253,921 of additional debt and paid down $369,200 of debt.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

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

During February 2017, the Company and LG Capital Funding, LLC (“LG”) entered into an agreement to settle all principal and interest related to an outstanding note with a face amount of $58,937 for $75,000, with payment being due in March 2017.  The Company did not make the payment, and LG has brought an action against the Company in the Southern District of New York to collect damages for the breach, including consequential damages.  The Company is disputing this matter and is vigorously defending itself against the matter.

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

Date: November 20, 2017	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

