Form 10-K
period 2017-12-31
ExeLED Holdings Inc.
filed 2018-04-17
CIK 774937

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

[ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on June 30, 2017 was $2,444,161.

As of April 16, 2018, the Registrant had 249,447,433 shares of common stock issued and outstanding.

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

All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings Inc. and its subsidiary, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

Description of Current Business

Energie was founded in 2001 and is engaged in the import and sale of specialized interior lighting solutions to the architecture and interior design markets in North America. Our headquarters is located in Arvada, Colorado, and we also maintain a production and assembly facility in Zeeland, Michigan.

During the years ended December 31, 2017 and 2016, what success we did have was with unique and LED products in several market segments. The demand that we experienced was in education, commercial office space, large multi-unit luxury residential and health care.

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

Key elements of our business growth strategy include:

·	LED Technology Leadership: As LED technology increases in the speed at which it is advancing, lighting fixture designs will have to adapt to that rate of change. Our Advisory Team intends to provide access to the best resources to apply LED technology for our subsidiaries. We also intend to provide buying contracts with LED component manufacturers to control cost while staying at the leading edge of the technology.

·	Access to Investment Capital: The change from conventional lighting technology to LED technology is expensive. The capital needed to understand and apply LED technology is more than most conventional lighting manufactures have or are willing to risk. We intend to provide the appropriate capital to develop and launch LED lighting fixtures through our subsidiaries. As of the date of this Report we do not have sufficient capital to meet this objective and there are no assurances we will obtain this capital in the future.

·	Best Practices Management Services: The business processes and staffing required to move to solid state lighting are different than those needed for conventional lighting technology. Our Advisory Team intends to provide assistance to our subsidiary teams to help them capitalize on these changes aggressively and cost effectively.

·	Market Appropriate Education: We believe that educating architects, designers, specifiers and end-users of the benefits of LED lighting is key to growing our market share by shifting their preference from more traditional lighting to LED lighting. There continue to be unique advances in LED engineering and, while no assurances can be provided, we believe the market is rapidly embracing the technology. We also believe our employees have the knowledge and ability to educate both our customer base and, if successful, the personnel in the companies we acquire. We expect that this will drive sales by driving the commercial market towards LED lighting.

·	Sales and Distribution Network: We maintain a network of over 60 third-party sales agencies across North America to represent our products. These agreements provide for exclusive rights to sell our lighting fixtures for a commission in specific counties as described in each agreement. If and when we successfully consummate acquisitions, each company that we acquire will have their own third-party sales agencies and distribution network. We are targeting acquisitions that will diversify our product portfolio. By carrying a broader selection of LED lighting products, we anticipate that we will be able to not just expand our existing network of sales agencies, but to also become more of a preferred provider of products to select sales agencies.

·	Expanding our LED Product Portfolio: As our goal is to serve our customers and create a quality experience in both product and service, we will continue to expand these categories and add necessary fixtures and light sources to increase our offering as an LED solution provider.

·	Developing and Protecting Our Intellectual Property: Securing and defending intellectual property by using the UL Listing process related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. The strength of our intellectual property portfolio is intended to allow us to compete on the basis of our technology, which we believe will give us an advantage over many of our larger competitors.

·	Capitalizing on Opportunities in Our Target Markets: We believe there is a growing need for unique, advanced lighting solutions across our target markets. Our acquisition strategy is to expand into new production application market segments by focusing on companies with complementary products. Because we have access to the advanced products from our International partners, we expect to continue to introduce innovative advanced lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales will also allow us to gain additional leverage from sales representatives within our distribution network.

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

Industry Trends

As the cost of LED’s decrease and their performance improves we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. High-brightness LEDs are the core, light-producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

·	Technological Innovations Expand LED Functionality: Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs to compete with traditional lighting solutions for applications in commercial, industrial and residential markets. In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently performing well over 100 lumens per watt at the LED level, making them comparable to, and often better than, fluorescent and HID light sources.

·	High Energy Costs Drive LED Adoption: As a result of high energy prices and the expectation that prices will continue to rise, businesses and consumers are increasingly adopting new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to The Department of Energy, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Despite safety issues and concerns, compact fluorescent (CFL) lamps are used for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, lamp life, safety and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains and, while there can be no assurances, we believe LED adoption should continue to expand. In support of our belief, in the 2014 report issued by Freedonia, LED fixtures are expected to account for over half of all lighting fixture sales in 2018. Higher value fixtures will account for a dramatically greater share of fixture sales as more fixtures designed specifically for LEDs, advanced fluorescent lamps, and other longer lived, highly efficient light sources are introduced. For instance, sales of LED lighting fixtures are expected to nearly triple through 2018 to account for over half of total fixture sales, up from seven percent in 2008. In many cases, LED fixtures will replace existing fixtures designed for use with less efficient light sources as lamp stocks dwindle following phase out programs. Incandescent, halogen, and fluorescent fixtures will all register declining sales going forward. However, high intensity discharge (HID) fixtures, which are based on an older but relatively energy efficient technology, are expected to grow through 2018.

·	Legislative Influences Spur Market Adoption of Energy Efficient LED Lighting: LED Lighting has encouraged regulatory agencies to increase the demand for more energy efficiency. Federal law, under the Energy Efficiency Improvement Act of 2015, mandates that commercial buildings use less electricity. After HVAC, lighting consumes the second most electricity in buildings, so it provides a great opportunity to decrease electricity usage. Also, lighting can be more easily retrofitted than HVAC so existing buildings are also a major opportunity.

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

Employees

As of the date of this report we have five (5) full-time employees including our management, consisting of Harold Hansen, our President and Chief Executive Officer, Justin Kerns, our Chief Operating Officer, as well as one additional employee, a bookkeeper, in our Colorado location and one person in production management and a product/production engineer, who work out of our Michigan location. Richard Cole Dennard, our current Chief Financial Officer, works with us as an independent contractor. We also retain additional part and full time employees on a temporary basis as needed to meet production schedules. Depending upon our backlog, we usually employ between 2 and 14 people on a temporary basis. None of our employees are members of any union. We believe our relationship with our employees is good.

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

Our manufacturing, production, assembly and fulfillment is handled from a 23,000-square foot facility located at 200 E. Garfield Avenue in Zeeland, Michigan. This facility is leased from Symbiote Inc. which became one of our shareholders following the Closing under the Share Exchange Agreement. This facility holds inventory and assembles finished goods to fulfill customer orders. Production engineering, production management and production services are all accomplished from this facility. This facility is under a lease with approximately four months remaining at approximately $6,000 base rent with approximately $2,000 in monthly shared expenses.

ITEM 3.	LEGAL PROCEEDINGS

In July 2015, Energie LLC and Harold Hansen, our CEO (collectively, “the Defendants”), were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs, and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado (the “Court”). On April 4, 2016, the parties to this action entered into a settlement agreement whereby the Defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both Defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, the bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest continues to accrue at the judgment interest rate. The current principal balance is $31,588.

In May 2017, LG Capital Funding LLC (“LG”), filed a complaint against us in the U.S. District Court for the Southern District of New York, Civil Action No. 17-cv-4006-(RJS), alleging that we owed LG the principal balance of $75,000 plus interest, costs and attorneys’ fees, arising out of two convertible notes issued to LG. LG amended its complaint in July 2017 and we filed our answer a week later denying any liability and affirmatively stating that LG had been repaid many times over. LG then immediately filed a pre-discovery motion for summary judgment. We submitted our opposition to the motion on September 25, 2017. LG filed reply papers in further support on October 5, 2017. LG asserts that no factual issues exist and that summary judgment is therefore appropriate. Our opposition asserts that summary judgment, as to both liability and damages, is woefully premature and unwarranted given the many factual issues that exist regarding, among other things, LG’s failure to disclose material facts, potential short selling and fraudulent concealment, usury, and fraud on the market. The motion remains pending before the Court.

Our defense in this matter is based in part on a separate action filed by the Securities and Exchange Commission against unrelated defendants in the U.S. District Court for the Southern District of Florida alleging that the defendant there, which follows the same business model as LG, has violated federal securities laws by not registering as a dealer. We understand that LG also was not and is not registered as a dealer even though it too should be given it too trades securities for its own account as part of its business. The SEC asserts that all gains reaped by defendants in the attached complaint should be disgorged due to the ill-gotten gains received. LG has, admittedly, likewise received substantial profits trading our stock for its own account.

As a result, we have filed an amended answer, alleging that LG is entitled to no recovery, and that it should disgorge to us all gains unlawfully received from selling our shares of common stock.

During November 2017, Autumnwood Investments, LLC (a former landlord of ours) requested a summary judgment for a note that is in default as principal and interest payments were not made in accordance with the note. The note had consolidated past due rent amounts and interest due to Autumwood. In January 2018, a summary judgment in the amount of $475,832, which represents the total principal and interest outstanding on the note as of October 31, 2017 was granted by the court.

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

Market Information

Trading of our common stock commenced on the OTCBB in July 2008, under the trading symbol “ALAS.” In January 2014, our trading symbol became “ELED,” which traded on the OTCBQ until November 29, 2015. We currently trade on “pink sheets.”

The table below sets forth reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

Quarter Ended	High	Low
March 31, 2016	$ 0.005	$ 0.002
June 30, 2016	$ 0.007	$ 0.001
September 30, 2016	$ 0.002	$ 0.001
December 31, 2016	$ 0.0015	$ 0.0008

March 31, 2017	$ 0.0055	$ 0.0009
June 30, 2017	$ 0.055	$ 0.0034
September 30, 2017	$ 0.010	$ 0.0042
December 31, 2017	$ 0.0059	$ 0.0013

As of April 16, 2018 the closing bid price of our common stock was $0.0034

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

·	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
·	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
·	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
·	contains a toll-free telephone number for inquiries on disciplinary actions;
·	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
·	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

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

General Trends and Outlook

In 2017 and in 2016, our focus was on securing funding in order to implement our business plan to grow through acquisition. Accordingly, working capital was at a premium for us, which severely limited our ability to maximize our revenue-generating activities with Energie.

Going Concern

As shown in the accompanying consolidated financial statements, we had an equity deficit of $17,319,920 and a working capital deficit of $16,658,489 as of December 31, 2017, and have reported net losses of $4,018,993 and $3,455,227, respectively, for the years ended December 31, 2017 and 2016.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Results Of Operations

The following selected comparative financial information for the years ended December 31, 2017 and 2016 have been derived from and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2017 and 2016 included in this report.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

	Year ended December 31,
	2016	2017	Change	%
Sales revenue	$439,278	$58,835	$(380,443)	(87)%
Cost of revenue	(216,949)	(32,681)	184,268	(85)%
Gross profit	222,329	26,154	(196,175)	(88)%

Total operating expenses	1,515,792	1,177,775	(338,017)	(22)%

Interest expense	(1,872,684)	(2,626,783)	(754,099)	40%
Other income (expense)	(289,080)	(240,589)	48,491	17%
Net loss	$3,455,227	$4,018,993	$(563,766)	16%

Sales revenue decreased by $380,443 during the year ended December 31, 2017, compared to 2016 due to an overall lack of funding necessary for development and product launch costs. Cost of revenue decreased proportionally more than the decrease in revenues due to an overall effort to keep all costs as low as possible.

Operating expenses

	Year ended December 31,
	2016	2017	Change	%
Research and development	$249,687	$269,447	$19,760	8%
Sales and marketing	68,130	3,172	(64,958)	(95)%
General and administrative	1,197,975	905,156	(292,819)	(24)%
	$1,515,792	$1,177,775	$(338,017)	(22)%

The decrease in operating expenses was driven by overall decreases in costs as we tried to control spending due to a lack of operating capital.

During the year ended December 31, 2017, interest expense increased by approximately $750,000. This increase is due to additional debt of approximately $3,250,000.

Other income (expense) consists primarily of other expenses related to securing outside financing.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. At December 31, 2017, we had current assets, primarily prepaid expenses and inventory, of $123,661, and current liabilities of $16,782,150, resulting in negative working capital of $16,658,489.   The increase in negative working capital is due to the increase in debt of approximately $3,250,000 and a resulting increase in accrued liabilities of approximately $800,000 associated with an increase in interest expense.

Cash Flows

At December 31, 2017, we had a cash overdraft in the amount of $11,118.

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
	2017	2016
Net cash used in operating activities	$(1,964,267)	$(1,260,777)
Net cash provided by financing activities	1,947,695	1,248,244

Net cash used in operating activities increased in 2017 by $703,490 compared to 2016.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2017, we relied on additional borrowings under both new and existing debt agreements. In 2017, net cash flows provided by financing activities were composed of $2,717,446 of additional borrowings and $769,751 of debt pay down. In 2016, we borrowed $1,723,411 of additional debt and paid down $475,167 of debt.

We believe that our principal difficulty in our inability to successfully generate profits has been the lack of available capital to operate and expand our business.  We believe we need a minimum of approximately $2,000,000 in additional working capital to be utilized for development and launching of new products for Energie. In addition, we believe we need more than $10,000,000 to pay off a significant portion of our debt and to begin funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense.  As of the date of this report, other than as disclosed below, we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits and to stay in business in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017 and 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of ExeLED Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ExeLED Holdings, Inc. and its subsidiary (“the Company”) as of December 31, 2017 and 2016, the related statements of operations, equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2014.

Lakewood, Colorado

April 17, 2018

EXELED HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$—	$5,454
Receivables, net	—	31
Inventory	69,498	157,178
Prepaid expenses and other	54,163	48,307
Total current assets	123,661	210,970

Noncurrent assets:
Deposits and other	14,627	6,450

Total assets	$138,288	$217,420

LIABILITIES AND EQUITY
Current liabilities:
Cash overdraft	$11,118	$—
Accounts payable	2,893,614	2,988,439
Accrued liabilities	2,628,335	1,858,127
Debt, current portion, net of discount and debt issuance costs	11,249,083	8,451,781
Total current liabilities	16,782,150	13,298,347

Debt, long-term portion	676,058	220,000
Total liabilities	17,458,208	13,518,347

Commitments and contingencies (Note 6)	—	—

Equity:
Common stock, $.0001 par value; 250,000,000 shares authorized; 249,447,433 shares issued and outstanding at December 31, 2017 and 2016	24,743	24,743
Additional paid-in capital	2,635,896	2,635,896
Accumulated deficit	(19,980,559)	(15,961,566)
Total deficit	(17,319,920)	(13,300,927)

Total liabilities and equity	$138,288	$217,420

See accompanying notes to consolidated financial statements.

EXELED HOLDINGS, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2017	2016

Revenue	$58,835	$439,278
Cost of revenue	32,681	216,949
Gross profit	26,154	222,329

Operating expenses:
Research and development	269,447	249,687
Sales and marketing	3,172	68,130
General and administrative	905,370	1,197,975
Total operating expenses	1,177,775	1,515,792

Loss from operations	(1,151,621)	(1,293,463)

Other income (expense):
Interest expense	(2,626,783)	(1,872,684)
Loss on conversion of debt	—	(114,793)
Other	(240,589)	(174,287)
Other income (expense), net	(2,867,372)	(2,161,764)

Net loss	$(4,018,993)	$(3,455,227)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	249,447,433	176,839,038

See accompanying notes to consolidated financial statements.

EXELED HOLDINGS, INC.

Consolidated Statements of Equity

	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total
December 31, 2015	113,914,718	$11,191	$2,446,196	$(12,506,339)	$(10,048,952)

Conversion of debt	135,532,715	13,552	189,700	—	203,252

Consolidated net loss	—	—	—	(3,455,227)	(3,455,227)

December 31, 2016	249,447,433	$24,743	$2,635,896	$(15,961,566)	$(13,300,927)

Consolidated net loss	—	—	—	(4,018,993)	(4,018,993)

December 31, 2017	249,447,433	$24,743	$2,635,896	$(19,980,559)	$(17,319,920)

See accompanying notes to consolidated financial statements.

EXELED HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
Operating Activities:
Net loss	$(4,018,993)	$(3,455,227)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	723,607	316,026
Amortization of debt discount	—	72,310
Loss on conversion of debt	—	114,791
Changes in operating assets and liabilities:
Accounts receivable	31	8,520
Inventory	87,680	32,973
Prepaid expenses	(14,033)	10,347
Accounts payable	352,071	851,735
Accrued liabilities	905,370	787,748
Net cash used in operating activities	(1,964,267)	(1,260,777)

Investing Activities:
Net cash from investing activities	—	—

Financing Activities:
Proceeds from debt	2,717,446	1,723,411
Payments of debt	(769,751)	(475,167)
Net cash provided by financing activities	1,947,695	1,248,244

Net change in cash	(16,572)	(12,533)

Cash, beginning of period	5,454	17,987

Cash (overdraft), end of period	$(11,118)	$5,454

Cash paid for:
Interest	$905,927	$692,661
Income taxes	—	—

Non-cash transactions:
Debt converted to common stock	$—	$82,800
Accounts payable converted to debt	446,896	368,693
Accrued liabilities converted to debt	135,162	5,661
Debt issuance costs	928,000	495,223

See accompanying notes to consolidated financial statements.

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

All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings, Inc. and its subsidiary, and their respective business following the consummation of the Merger and Share Exchange Agreements, unless the context otherwise requires.

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

Going Concern

As shown in the accompanying financial statements, we had an equity deficit of $17,319,920 and a working capital deficit of $16,658,489 as of December 31, 2017, and have reported net losses of $4,018,993 and 3,455,227, respectively, for the years ended December 31, 2017 and 2016.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out method (“FIFO”) to determine cost. We monitor inventory cost compared to selling price in order to determine if a lower of cost or net realizable value mark-down is necessary. Inventory consists only of raw materials.

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

Income taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Our assessment of tax positions as of December 31, 2017 and 2016, determined that there were no material uncertain tax positions.

Concentration of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable and the amount due, if any, from our factoring counterparty. For the year ended December 31, 2017 three customers represented more than 52% of our total revenues. As of December 31, 2017, our accounts receivable balance was not material to the overall consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09 (ASU 2017-09), Scope of Modification Accounting (Topic 718). This guidance clarifies the accounting for when the terms of a share-based award are modified. The ASU is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those years, with early adoption permitted. We do not currently expect this ASU to have a significant impact on our consolidated financial statements and related disclosures

In May 2016, the FASB issued ASU No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606).  The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.

In May 2016, the FASB issued ASU No. 2016-11 (ASU 2016-11), Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815).  This ASU clarifies guidance on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis.

In April 2016, the FASB issued ASU No. 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606). This guidance clarifies identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

We have reviewed our contracts with customers, identified the rights of the parties, evaluated the payment terms, assessed the commercial substance of the contracts, and estimated the probability of collectability. We have also considered the goods and services we deliver compared to the contractual performance obligations. Our agreements predominantly have a fixed price for the goods or services to be delivered, we do not provide financing, and we settle in cash. Each separate performance obligation within our contracts with customers is priced individually, and we recognize revenue as each good or service is delivered, meaning when the performance obligation is satisfied. Based on this assessment, adoption of the three ASUs immediately above will not have a significant impact on our consolidated results of operations, cash flows or financial position.

Other recent accounting pronouncements issued by the FASB and the SEC did not, or management believes will not, have a material impact on our present or future consolidated financial statements.

Note 2 – Receivables

Receivables consist of the following:

	December 31,
	2017	2016
Customer receivables	$35,821	$14,432
Less: Allowance for uncollectible accounts	(35,821)	(14,401)
	—	$31

Note 3 – Debt

Debt consists of the following:

		December 31,
Description	Note	2017	2016
Line of credit	A	$31,588	$47,000
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	371,507
Related party debt	D	10,038,037	6,719,979
Other notes payable	E	1,021,937	981,137
Cash draw agreements	F	338,083	211,076
Convertible promissory notes	G	58,937	71,637
Total		12,410,089	8,952,336
Less: unamortized discount and debt issuance costs		(484,948)	(280,555)
Debt, net of unamortized discount and debt issuance costs		11,925,141	8,671,781
Less: current portion		(11,249,083)	(8,451,781)
Debt, long-term portion		$676,058	$220,000

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, “the defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, the bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest continues to accrue at the judgment interest rate. The current principal balance is $31,588.

B – Note Payable to Distribution Partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at December 31, 2017 and 2016. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

December 31,
2017	2016	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	113,720	various
$371,507	$371,507

D – Related Party Debt – The following summarizes notes payable to related parties.

	December 31,
	2017	2016	Interest Rate
D1	$4,635,865	$4,635,865	various
D2	34,888	34,888	12%
D3	362,550	356,550	various
D4	1,205,234	668,176	18%
D5	3,799,500	1,024,500	6%
Total	$10,038,037	$6,719,979

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is an owner of the common stock of Holdings, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $1,285,325 in accounts payable and accrued interest.

D2 – Note payable to our chief executive officer (“CEO”), entered into in December 2014, with monthly principal and interest payable through December 2016. We also owe Hal $879,404 in accrued compensation, accrued interest, and expenses incurred on behalf of the Company.

D3 – Notes payable to the spouse of our CEO, entered into from September 2013 to March 2017, with principal and interest payments due upon a specific event or upon demand. We also owe her $199,740 in accrued interest.

D4 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2017. These notes aggregated the previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. As of January 1, 2016, three of the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature does not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense over the life of the notes. We also owe this firm $294,412 in accrued interest.

D5 – Notes payable to the principal shareholders of Symbiote, entered into from April to December 2017, with principal and interest payments due upon a specific event or upon demand. We also owe them $106,154 in accrued interest.

E – Other Notes Payable – Represents the outstanding principal balance on six separate notes bearing interest at between 6% and 24% annually. In the event we receive proceeds as the beneficiary of a life insurance policy covering our majority shareholder/CEO, repayment of principal and interest is due on one of these notes prior to using the proceeds for any other purpose. During November 2017, one of these noteholders requested a summary judgment for a note that is in default as principal and interest payments were not made in accordance with the note. The note had consolidated past due rent amounts and interest to one of our former landlords. In January 2018, a summary judgment in the amount of $475,832, which represents the total principal and interest outstanding on the note as of October 31, 2017 was granted by the court.

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments due under these arrangements was $437,529 as of December 31, 2017. The maturity dates of the agreements range from January to April 2018.

G – Convertible promissory notes – Represents the outstanding principal balance related to a convertible promissory note entered into during October 2014. In May 2017, LG Capital Funding LLC (“LG”), filed a complaint against us in the U.S. District Court for the Southern District of New York, Civil Action No. 17-cv-4006-(RJS), alleging that we owed LG the principal balance of $75,000 plus interest, costs and attorneys’ fees, arising out of two convertible notes issued to LG. LG amended its complaint in July 2017 and we filed our answer a week later denying any liability and affirmatively stating that LG had been repaid many times over. LG then immediately filed a pre-discovery motion for summary judgment. We submitted our opposition to the motion on September 25, 2017. LG filed reply papers in further support on October 5, 2017. LG asserts that no factual issues exist and that summary judgment is therefore appropriate. Our opposition asserts that summary judgment, as to both liability and damages, is woefully premature and unwarranted given the many factual issues that exist regarding, among other things, LG’s failure to disclose material facts, potential short selling and fraudulent concealment, usury, and fraud on the market. The motion remains pending before the Court.

Our defense in this matter is based in part on a separate action filed by the Securities and Exchange Commission against unrelated defendants in the U.S. District Court for the Southern District of Florida alleging that the defendant there, which follows the same business model as LG, has violated federal securities laws by not registering as a dealer. We understand that LG also was not and is not registered as a dealer even though it too should be given it too trades securities for its own account as part of its business. The SEC asserts that all gains reaped by defendants in the attached complaint should be disgorged due to the ill-gotten gains received. LG has, admittedly, likewise received substantial profits trading our stock for its own account.

As a result, we have filed an amended answer, alleging that LG is entitled to no recovery, and that it should disgorge to us all gains unlawfully received from selling our shares of common stock.

Debt issuance costs of $484,948 are being amortized over the life of their respective notes.

The future maturities of debt are as follows:

Year ending December 31,
2018	$11,249,083
2019	670,058
2020	6,000
$11,925,141

Note 4 – Equity

We have authorized 5,000,000 shares of preferred stock at $0.0001 par value, with no shares issued and outstanding as of December 31, 2017. Upon issuing preferred stock, if any, the terms of each tranche of issuance may be determined by our board of directors, including dividends and voting rights.

In July 2014, we entered into an agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”), under which Dutchess has agreed to purchase from us 5,000,000 shares of our common stock, up to $5 million, during a 36 month period commencing on the date a Registration Statement on Form S-1 was declared effective, October 29, 2014. We will sell these shares to Dutchess at a price equal to 94% of the lowest daily volume weighted-average price of our common stock during the five consecutive trading days beginning on the day we make notice to Dutchess and ending on and including the date that is four trading days after such notice. We have the right to withdraw all or any portion of any put before the closing, subject to certain limitations. As part of the agreement with Dutchess, we transferred 2,000,000 shares of our common stock for no proceeds. We will receive proceeds when we make notice to Dutchess to sell these shares. The market price of the 2,000,000 shares was $40,000, based on the trading price on the date of transfer. If we do not make notice to Dutchess, these shares will be returned to us at the end of the 36 month contractual period. As of December 31, 2017, we had not made notice to Dutchess to sell any of these shares. Accordingly, the net impact to our stockholders’ equity is zero.

Note 5 – Commitments and Contingencies

Future minimum rental payments required under all leases that have remaining non-cancelable lease terms in excess of one year as of December 31, 2017, are as follows:

2018	$28,890
$28,890

Note 6 – Income Taxes

On December 22, 2017, the Tax Reform Act was signed into law which significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21% effective January 1, 2018, allowing for the acceleration of expensing for certain business assets, requiring companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries, and eliminating U.S. federal income tax on dividends from foreign subsidiaries. We have no tax provision for any period presented due to history of operating losses. As of December 31, 2017, we had deferred tax assets of $4,746,539, resulting from certain temporary differences and net operating loss (“NOL”) carry-forwards, which are available to offset future taxable income, if any, through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the provision for income taxes are as follows:

	Year ended December 31,
	2017	2016
Current tax provision
Federal	$(1,289,209)	$(1,100,820)
State	(167,508)	(143,630)
	(1,456,717)	(1,244,450)
Deferred tax provision
Federal	1,289,209	1,100,820
State	167,508	143,630
	1,456,717	1,244,450
	$—	$—

The components of net deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2017	2016
Current deferred tax asset (liability):
Inventory reserve	$97,554	$67,430
Warranty reserve	7,148	7,148
Net operating loss carryforward	4,641,837	3,185,120
Valuation allowance	(4,746,539)	(3,259,698)
	—	—
Long-term deferred tax asset (liability)
Long-lived assets	101,277	112,895
Valuation allowance	(101,277)	(112,895)
Net deferred tax asset (liability)	$—	$—

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended December 31,
	2017	2016
Income tax benefit at statutory rate	$(1,366,458)	$(1,169,297)
State income tax, net of Federal benefit	(122,812)	(105,092)
Amortization of debt discount	—	27,793
Other	14,047	7,130
Valuation allowance	1,475,223	1,239,466
	$—	$—

Note 7 – Net Loss Per Share

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

The following table presents a reconciliation of the denominators used in the computation of net loss per share – basic and diluted:

	Year ended December 31,
	2017	2016
Net loss available for stockholders	$(4,018,993)	$(3,455,227)
Weighted average outstanding shares of common stock	249,447,443	176,839,038
Dilutive effect of securities	—	—
Common stock and equivalents	249,447,443	176,839,038
Net loss per share – Basic and diluted	$(0.02)	$(0.02)

There are no dilutive instruments outstanding during the years ended December 31, 2017 and 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2017.

Remediation Plan

We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls over financial reporting will be effective in the near future.

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting that occurred during the year ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position
Harold Hansen	69	President, Chief Executive Officer and Director
Richard Cole Dennard	39	Chief Financial Officer
Thomas H. Rockers	70	Corporate Secretary

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

Richard Cole Dennard: Chief Financial Officer. Mr. Dennard acts as our Chief Financial Officer on a contract basis since July 2014. He has worked with Énergie, LLC since early 2012. He is a seasoned accounting and finance professional with a diverse background in a variety of industries, including companies in the manufacturing, distribution, energy services, insurance and professional services industries. Mr. Dennard worked in the assurance practice at Deloitte & Touche LLP for seven years. For the last 8 years, Mr. Dennard has been a partner for a regional consulting firm. He devotes only such time as necessary to our business, which does not exceed 20% of his business activities.

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

Philip Mercorella (73) Mr. Mercorella has extensive experience in public and private companies as well as with private equity firms. He served for 22 years with Herman Miller Inc., and is now retired from that company. His positions ranged from Executive Vice- President, Herman Miller, Inc. (Parent Company) to being an Officer and Chief Executive of several subsidiaries. Mr. Mercorella’s private equity/operating partner involvements include Goldner, Hawn, Johnson & Morrison, Minneapolis, MN; Parallel Investment Partners, Dallas, TX; Genuity Capital Partners, Toronto, Canada; and Nicollet Capital Investors, Minneapolis, MN. He is currently serving as Chairman of the Board of Directors and operating partner with Flower Group Inc. (One Floral), Ontario, Canada. He holds degrees from St. Francis College, BBA Management and Pennsylvania State University, MBA Marketing. He has also been a faculty member at Penn State.

Andrew Hurry (49) Mr. Hurry is a senior banker with over 20 years of strategic advisory and transactional experience. His strengths include applying a unique combination of a pragmatic scientific, engineering and finance background to complex situations across environmental, telecom, healthcare and other industries. Mr. Hurry is currently a FINRA Registered Representative with the Denver based investment bank The Yale Group. Prior to joining The Yale Group, Mr. Hurry was a principal at Grayson & Associates, a merchant banking firm focusing on medical related technology investments. Before Grayson, he was a Senior Project Manager in Europe for global environmental consulting firms with his role focusing on business development, environmental due diligence and natural resource development. Mr. Hurry holds an MBA from the University of London, England, an M.Sc. from University College London and a B.Sc. from the University of Glasgow, Scotland.

Mitchell Kohn (63) Mr. Kohn is president of Mitchell B. Kohn Lighting Design, with Chicago area offices in Highland Park, Illinois, specializing in lighting design for corporate, commercial, institutional, and high-end residential environments. With over 30 years of experience, he has successfully completed over 500 projects throughout the world. In addition to consulting to corporations and architectural and design firms world-wide, Mr. Kohn is a frequent lecturer on various lighting subjects with courses registered with both the AIA and IIDA. He has been a consultant to several domestic and international lighting manufacturing companies, applying his expertise to product development and marketing. He has been published extensively on both technical subjects, as well as design projects, that have included discussions on glare control, energy saving techniques, task lighting, sustainability, and visual performance. He has been named a Fellow of both the International Association of Lighting Designers (IALD), and the Illuminating Engineering Society (IES), for which he served as Chairman of their Office Lighting Committee, responsible for developing and maintaining ANSI lighting standards for 15 years. He has served on the Board of Directors of the IALD, the IALD Education Trust, the National Council on Qualifications for the Lighting Professions (NCQLP), and Lightfair International. For his architectural lighting designs, Mr. Kohn has also been the recipient of the International Illumination Design Award of Distinction, and the IES Award of Excellence, their highest design award recognition, a General Electric Edison Award, an IALD Design Citation, and a U.S. Patent for developments in the field of task lighting. He also served as writer and editor of Lighting Focus, a quarterly lighting supplement to Interiors Magazine and Architecture Magazine.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons owning more than ten percent of the common stock, to file initial reports of ownership and changes in ownership with the SEC. Additionally, Item 405 of Regulation S-K under the Exchange Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during the years ended December 31, 2017 and 2016. We had no other highly compensated officers or employees who had total compensation exceeding $100,000 for the year ended December 31, 2017 and 2016 (each a “named executive officer”).

Summary Compensation Table

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Harold (Hal) Hansen (1) President, Chief Executive Officer and Director	2016 2017	150,000 150,000	75,000 75,000	- -	- -	225,000 225,000

(1) This compensation has been accrued and remains unpaid as of the date of this Report.

Employment Agreements

Prior to the closing of the Share Exchange and in anticipation of closing, we entered into an employment agreement with Harold Hansen, our President and Chief Executive Officer.

Mr. Hansen’s current employment agreement became effective April 1, 2014. The agreement provides for an annual salary of $150,000 per year with increases each year if trailing twelve-month sales meet or exceed certain levels. Mr. Hansen is subject to 18 month non-compete / non-solicitation provisions following termination of his employment with us. In addition, he is eligible to receive a three-year severance package equal to his current compensation at the time of termination in the event of a termination without cause, as defined therein.

We have entered into an independent contractor agreement with NOW CFO, a Denver, Colorado-based financial consulting firm, to provide our Treasurer and Chief Financial Officer, Richard Cole Dennard. The charges for these services are payable to NOW CFO, the firm that employs Mr. Dennard.  We do not pay Mr. Dennard directly and are not directly involved with his compensation as this is agreed to between NOW CFO and Mr. Dennard.  For the years ended December 31, 2017 and 2016, respectively, we incurred $64,374 and $217,053 for services provided by NOW CFO, which include Mr. Dennard’s services as well as several other accounting positions.  We paid a total of $45,000 and $7,500 to NOW CFO during the years ended December 31, 2017 and 2016, respectively. See “Part III, Item 13. Certain Relationships and Related Party Transactions and Director Independence” for amounts owed to NOW CFO as of December 31, 2017 and 2016.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

We did not pay any compensation to directors for service on the board of directors during the year ended December 31, 2017.

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

Related Party Transactions

The following includes a summary of transactions since the beginning of our 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Notes Payable to Related Parties

The following summarizes the terms and balances of the related party notes:

	December 31, 2017	December 31, 2016	Interest Rate
D1	$4,635,865	$4,635,865	various
D2	34,888	34,888	12%
D3	362,550	356,550	various
D4	1,205,234	668,176	18%
D5	3,799,500	1,024,500	6%
Total	$10,038,037	$6,719,979

D1 – Symbiote, Inc. is one of our shareholders. We also incur approximately $150,000 annually for rent expense with them. According to one of the note agreements with them, the note holder may, at its option at any time after default, proceed to convert any remaining balance of the notes to equity at a rate equal to the proportion of the remaining balance of the note divided by $4,000,000 enterprise value. This note was considered to be in default as of December 31, 2017; therefore, the note holder has the right to exercise the conversion option, but has not yet elected to do so. We evaluated this agreement for derivatives and determined that it does not qualify for derivative treatment for financial reporting purposes, because the agreement relates to our own equity and, the debt and the equity are not closely related. We also determined this does not qualify as a beneficial conversion feature. Accordingly, the balance is reported at the carrying amount. In addition, we entered into several additional notes with Symbiote between February 2015 and June 2016 which are included in this amount. We also owe Symbiote $1,285,325 in accounts payable and accrued interest.

D2 – Harold (Hal) Hansen is our chief executive officer (“CEO”). We also owe Hal $879,404 in accrued compensation, accrued interest, and expenses incurred on behalf of the Company.

D3 – Julianne Larsen is the spouse of our CEO. This debt is held by a trust for which Ms. Larsen is the trustee. We also owe the trust $199,740 in accrued interest.

D4 – NOW CFO is the consulting firm that employs our Chief Financial Officer (“CFO”). We also owe NOW CFO $294,412 in accrued interest.

D5 – Travis and Sandra Randolph are the principal shareholders of Symbiote, Inc. We also owe them $106,154 in accrued interest.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent accountant, during our fiscal years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Audit fees	$31,789	$34,119
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$31,789	$34,119

Audit Fees: Consists of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2017 and 2016 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Dated: April 17, 2018	EXELED HOLDINGS INC. By: __/s/ Harold Hansen________ Harold Hansen, Principal Executive Officer

By: __/s/ Richard Cole Dennard__ Richard Cole Dennard, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2018.

__/s/ Harold Hansen________

Harold Hansen,

Chief Executive Officer and Director

(principal executive officer)

__/s/ Richard Cole Dennard__

Richard Cole Dennard, Chief Financial Officer (principal financial and accounting officer)

