Form 10-Q
period 2018-03-31
ExeLED Holdings Inc.
filed 2018-05-21
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

: (720) 361-2056

Registrant’s telephone number, including area code

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company x
Emerging growth company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

As of May 21, 2018, there were 249,447,433 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$6,800	$—
Accounts receivable, net	—	—
Inventory	67,865	69,498
Prepaid expenses and other	57,000	54,163
Total current assets	131,665	123,661

Noncurrent assets:
Deposits and other	31,271	14,627

Total assets	$162,936	$138,288

LIABILITIES AND EQUITY
Current liabilities:
Cash overdraft	$—	$11,118
Accounts payable	3,004,479	2,893,614
Accrued liabilities	2,850,618	2,628,335
Debt, current portion, net of discount and debt issuance costs	12,163,005	11,249,083
Total current liabilities	18,018,102	16,782,150

Debt, long-term portion	641,558	676,058
Total liabilities	18,659,660	17,458,208

Commitments and contingencies (Note 4)	—	—

Equity:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 or December 31, 2017	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 249,447,433 shares issued and outstanding at March 31, 2018 and December 31, 2017	24,743	24,743
Additional paid-in capital	2,635,896	2,635,896
Accumulated deficit	(21,157,363)	(19,980,559)
Total deficit	(18,496,724)	(17,319,920)

Total liabilities and equity	$162,936	$138,288

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2018	2017

Sales revenue	$5,100	$37,275
Cost of goods sold	(4,126)	(17,319)
Gross profit	974	19,956

Operating expenses:
Research and development	81,022	68,604
Sales and marketing	647	999
General and administrative	182,484	178,112
Total operating expenses	264,153	247,715

Loss from operations	(263,179)	(227,759)

Other income (expense):
Interest expense	(702,929)	(543,412)
Other expenses	(210,696)	(45,746)
Other income (expense), net	(913,625)	(589,158)

Net loss	$(1,176,804)	$(816,917)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	249,447,433	249,447,433

See accompanying notes to condensed consolidated financial statements

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net loss	$(1,176,804)	$(816,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	236,940	140,639
Changes in operating assets and liabilities:
Accounts receivable	—	(20,980)
Inventory	1,633	5,764
Prepaid expenses and other	(2,837)	1,236
Other assets	(16,644)	—
Accounts payable	110,865	18,147
Accrued liabilities	222,283	224,503
Net cash used in operating activities	(624,564)	(447,608)

Investing Activities:
Net cash from investing activities	—	—

Financing Activities:
Proceeds from debt	1,029,970	642,878
Payments of debt	(387,488)	(147,326)
Net cash provided by financing activities	642,482	495,552

Net change in cash (overdraft)	17,918	47,944

Cash (overdraft), beginning of period	(11,118)	5,454

Cash, end of period	$6,800	$53,398

Cash paid for:
Interest	$291,916	$178,473
Taxes	—	—
Non-cash transactions:
Debt issuance costs	$326,500	$211,000

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

For the Three Month Periods Ended March 31, 2018 and 2017

Note 1 — Description of Business and Summary of Significant Accounting Policies

ExeLED Holdings, Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On December 31, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Énergie LLC (hereinafter referred to as, “Énergie”). The Share Exchange Agreement was not effective until July 2. We issued 33,000,000 shares of our common stock, representing approximately 65% of our then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Énergie. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017, has been derived from our audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Significant Accounting Policy Updates

Revenue Recognition

During the three months ended March 31, 2018, we adopted the following accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606);” (b) FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815);” and (c) FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606).” Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows or financial position.

Our revenues arise from contracts with customers and consists of operations segment product sales.  The majority of our revenue is derived from distinct performance obligations, such as the delivery of a specific product.

We may also enter into contracts with customers that identify a single, or few, distinct performance obligations, but that also have non-distinct, underlying performance obligations.  These contracts are typically fulfilled within one to three months.  Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods and, accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

We recognize revenue when the following criteria are met:

Identify the contract(s) with customer – our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

Identify the performance obligations in the contract –  we have rights to payment when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations.

Determine the transaction price –  prices are typically fixed and no price protections or variables are offered.

Allocate the transaction price to the performance obligations – our contracts disclose exact products and therefore allocate the transaction price by individual product.

Recognize revenue when (or as) the performance obligation is satisfied – payment terms are typically zero to fifteen days within delivery of the good.

Customer deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Customer deposits are recognized as revenue as we perform under the contract.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $18,496,724 and a working capital deficit of $17,886,437 as of March 31, 2018, and have reported net losses of $1,176,804 and $816,917 for the three months ended March 31, 2018 and 2017, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities have issued other new or modifications to, or interpretations of, existing accounting guidance during 2018. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Note 2 — Accounts receivable

The following is a summary of accounts receivable:

	March 31, 2018	December 31, 2017

Customer receivables	$35,821	$35,821
Less: Allowance for uncollectible accounts	(35,821)	(35,821)
	$—	$—

Note 3 — Debt

Debt is comprised of the following:

Description	Note	March 31, 2018	December 31, 2017
Line of credit	A	$16,531	$31,588
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	371,507
Related party debt	D	11,021,537	10,038,037
Other notes payable	E	1,017,437	1,021,937
Cash draw notes	F	343,122	338,083
Convertible promissory notes	G	58,937	58,937
Total		13,379,071	12,410,089
Less: unamortized discount and debt issuance costs		(574,508)	(484,948)
Debt, net of unamortized discount and debt issuance costs		12,804,563	11,925,141
Less: current portion		(12,163,005)	(11,249,083)
Debt, long-term portion		$641,558	$676,058

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, “the defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, the bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest continues to accrue at the judgment interest rate. The current principal balance is $16,531.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at March 31, 2018 and December 31, 2017. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

March 31, 2018	December 31, 2017	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	113,720	various
$371,507	$371,507

D –Related Parties Debt – The following summarizes notes payable to related parties:

	March 31, 2018	December 31, 2017	Interest Rate
D1	$4,635,865	$4,635,865	various
D2	34,888	34,888	12%
D3	366,550	362,550	various
D4	1,205,234	1,205,234	18%
D5	4,779,000	3,799,500	6%
Total	$11,021,537	$10,038,037

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is an owner of the common stock of the Company, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $1,370,666 in accounts payable and accrued interest.

D2 – Note payable to our Chief Executive Officer (“CEO”), entered into in December 2014, with monthly principal and interest originally payable through December 2016. We are still continuing to accrue interest on this note payable. We also owe Hal $895,424 in accrued compensation, accrued interest, and expenses incurred on behalf of the Company.

D3 – Notes payable to the spouse of our CEO, entered into from September 2013 to January 2018, with principal and interest payments due upon a specific event or upon demand. We also owe her $214,571 in accrued interest.

D4 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2017. These notes aggregated previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. As of January 1, 2016, three of the notes are convertible into shares of our common stock at a conversion rate of 75% of the volume weighted average market price of our stock over the 20 days preceding the notification of conversion. We determined that this conversion feature did not meet the requirements to be treated as a derivative; however, we did determine it was a beneficial conversion feature. Accordingly, we recorded a debt discount of $217,725, which was amortized through interest expense over the life of the notes. We also owe this firm $347,905 in accrued interest.

D5 – Notes payable to the principal shareholders of Symbiote, entered into from April 2016 to March 2018, with principal and interest payments due upon a specific event or upon demand. We also owe them $147,562 in accrued interest.

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

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments of principal and interest due under these arrangements was $465,887 as of March 31,2018. The maturity dates of the agreements range from April to June 2018.

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

Debt issuance costs of $574,508 are being amortized over the life of the respective notes.

Note 4 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no current legal proceedings of merit are currently pending or threatened against the Company, other than those described in Note 3 (E) and 3 (G).

Note 5 — Net Loss Per Share

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

There are no dilutive instruments outstanding during the three months ended March 31, 2018 and 2017.

Note 6 — Subsequent Events

There are no events subsequent to March 31, 2018 and up to the date of this filing that require disclosure.

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

Overview

ExeLED Holdings Inc. (“we,” “us,” “our”) was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On November 30, 2015, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to change our name from “Energie Holdings, Inc.” to “ExeLED Holdings Inc.” We have two wholly-owned subsidiaries, Énergie LLC (hereinafter referred to as “Énergie”), and OELC, LLC. All references herein to “us,” “we,” “our,” “Holdings,” or the “Company” refer to ExeLED Holdings Inc. and its subsidiaries, and their respective business, unless the context otherwise requires.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017	Change	%
Sales revenue	$5,100	$37,275	$(32,175)	(86)%
Cost of revenue	(4,126)	(17,319)	(13,193)	(76)%
Gross profit	974	19,956	(18,982)	(95)%

Total operating expenses	264,153	247,715	16,438	7%

Interest expense	(702,929)	(543,412)	(159,517)	29%
Other	(210,696)	(45,746)	(164,950)	361%

Net loss	$(1,176,804)	$(816,917)	$(359,887)	44%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue decreased during the three months ended March 31, 2018 compared to the same period in 2017 due to an overall lack of funding necessary for development and product launch costs. While we are continuing to seek out and discuss external financing, no assurances can be made that we will be successful in our efforts. Cost of revenue decreased proportionally to the decrease in revenues.

Operating expenses

	Three months ended March 31,
	2018	2017	Change	%
Research and development	$81,022	$68,604	$12,418	18%
Sales and marketing	647	999	(352)	(35)%
General and administrative	182,484	178,112	4,372	2%
	$264,153	$247,715	$16,438	7%

Operating costs stayed fairly consistent during the three months ended March 31, 2018 compared to the same period in 2017 as we have reduced costs as much as possible and continue to operate on a reduced budget.

Other

During the three months ended March 31, 2018, interest expense increased from $543,412 incurred during the three months ended March 31, 2017, to $702,929, an increase of $159,517, due to additional debt of approximately $3,500,000.

Other income (expense) consists primarily of other fees expenses related to seeking and securing debt and other external financing.

As a result, we incurred a net loss of $1,176,804 during the three month period ended March 31, 2018 (approximately $0.00 per share), compared to a net loss of $816,917 during the three month period ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, we had $6,800 in cash and cash equivalents.

We have not generated positive cash flows from operations in any year since our inception. Accordingly, our sources of liquidity may include potential debt and/or equity offerings. We believe that our principal difficulty in our inability to successfully implement our business plan and generate positive cash flows has been and continues to be the lack of available working capital to operate and expand our business. While we are in discussions with various potential financing groups, other than as disclosed below, we have no other commitments from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future. Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future and continue operations.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $17,886,437 and $16,658,489, respectively, as of March 31, 2018 and December 31, 2017. The increase in negative working capital is due to the increase in debt of approximately $875,000 and a resulting increase in accrued liabilities of approximately $225,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(624,564)	$(447,608)
Net cash from investing activities	—	—
Net cash provided by financing activities	642,482	495,552

Net cash used in operating activities increased in 2018 by $176,956 compared to 2017.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2018, we relied on additional borrowings under both new and existing debt agreements. In 2018, net cash flows provided by financing activities were composed of $1,029,970 of additional borrowings and $387,488 of debt pay down. In 2017, we borrowed $642,878 of additional debt and paid down $147,326 of debt.

We believe that our principal difficulty in our inability to successfully generate revenues and corresponding profits has been the lack of available capital to implement our business plan.  We believe that Energie will need a minimum of approximately $2,000,000 in additional working capital to be utilized for a) development and launching of new products; b) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and c) the balance for working capital, and general and administrative expenses. In addition, we believe we need more than $10,000,000 to pay off a significant portion of our debt and to begin funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense.  As of the date of this report, other than as disclosed below, we have no other commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits and to stay in business in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as that term is defined in Item 10(f)(1) of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

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

PART II. Other Information

Item 1. Legal Proceedings

In July 2015, Energie LLC and Harold Hansen, our CEO (collectively, the “Defendants”), were served with a summons and complaint wherein Vectra Bank Colorado, National Association brought an action to collect monies due pursuant to a promissory note in the current principal balance of $47,000, plus interest, costs, and attorneys’ fees. The action was brought in the District Court for the City and County of Denver, Colorado (the “Court”). On April 4, 2016, the parties to this action entered into a settlement agreement whereby the Defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both Defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, the bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest continues to accrue at the judgment interest rate. The current principal balance is $31,588.

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

Date: May 21, 2018	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

