Form 10-Q
period 2018-06-30
ExeLED Holdings Inc.
filed 2018-11-15
CIK 774937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes [ ] No [X]

As of November 14, 2018, there were 249,447,433 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Condensed Consolidated Balance Sheets

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$10,201	$—
Accounts receivable, net	3,649	—
Inventory	63,640	69,498
Prepaid expenses and other	58,592	54,163
Total current assets	136,082	123,661

Noncurrent assets:
Deposits and other	31,271	14,627

Total assets	$167,353	$138,288

LIABILITIES AND EQUITY
Current liabilities:
Cash overdraft	$—	$11,118
Accounts payable	3,027,399	2,893,614
Accrued liabilities	3,465,526	2,628,335
Debt, current portion, net of discount and debt issuance costs	13,433,228	11,249,083
Total current liabilities	19,926,153	16,782,150

Debt, long-term portion	607,058	676,058
Total liabilities	20,533,211	17,458,208

Commitments and contingencies (Note 4)	—	—

Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 or December 31, 2017	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 249,447,433 shares issued and outstanding at June 30, 2018 and December 31, 2017	24,743	24,743
Additional paid-in capital	2,635,896	2,635,896
Accumulated deficit	(23,026,497)	(19,980,559)
Total deficit	(20,365,858)	(17,319,920)

Total liabilities and equity	$167,353	$138,288

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Sales revenue	$18,301	$7,279	$23,401	$44,554
Cost of goods sold	(6,083)	(3,075)	(10,209)	(20,394)
Gross profit	12,218	4,204	13,192	24,160

Operating expenses:
Research and development	85,362	75,153	166,384	143,757
Sales and marketing	3,137	1,263	3,784	2,262
General and administrative	175,740	201,377	358,224	379,489
Total operating expenses	264,239	277,793	528,392	525,508

Loss from operations	(252,021)	(273,589)	(515,200)	(501,348)

Other income (expense):
Interest expense	(1,055,367)	(584,927)	(1,758,296)	(1,128,339)
Other expense	(561,746)	(9,467)	(772,442)	(55,213)
Other income (expense), net	(1,617,113)	(594,394)	(2,530,738)	(1,183,552)
Provision for taxes on income	—	—	—	—
Net loss	$(1,869,134)	$(867,983)	$(3,045,938)	$(1,684,900)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	249,447,433	249,447,433	249,447,433	249,447,433

See accompanying notes to condensed consolidated financial statements

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating Activities:
Net loss	$(3,045,938)	$(1,684,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	522,485	301,615
Changes in operating assets and liabilities:
Accounts receivable	(3,649)	(20,908)
Inventory	5,858	3,263
Prepaid expenses and other	(4,429)	(699)
Other assets	(16,644)	250
Accounts payable	133,785	109,730
Accrued liabilities	469,698	423,078
Net cash used in operating activities	(1,938,834)	(868,571)

Investing Activities:
Net cash from investing activities	—	—

Financing Activities:
Proceeds from debt	2,947,521	1,173,757
Payments of debt	(987,368)	(303,150)
Net cash provided by financing activities	1,960,153	870,607

Net change in cash (overdraft)	21,319	2,036

Cash (overdraft), beginning of period	(11,118)	5,454

Cash, end of period	$10,201	$7,490

Cash paid for:
Interest	$942,480	$432,032
Taxes	—	—
Non-cash transactions:
Debt issuance costs	$721,000	$435,500
Debt reclassified as accrued liabilities	$367,493	$—

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Periods Ended June 30, 2018 and 2017

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2018, has been derived from our audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Significant Accounting Policy Updates

Revenue Recognition

During the first quarter of 2018, we adopted the following accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606);” (b) FASB ASU 2016-11 “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815);” and (c) FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606).” Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows or financial position.

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

We recognize revenue when the following criteria are met:

Identify the contracts with the customer – our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

Identify the performance obligations in the contract –  we have rights to payment when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations.

Determine the transaction price –  prices are typically fixed and no price protections or variables are offered.

Allocate the transaction price to the performance obligations – our contracts disclose exact products and therefor allocate the transaction price by individual product.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $20,365,858 and a working capital deficit of $19,790,071 as of June 30, 2018, and have reported net losses of $3,045,938 and $1,684,900 for the six months ended June 30, 2018 and 2017, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Prepaid Expenses and Other

We have created a joint venture with Kasper Consulting called Kas-Exe Parking Solutions LLC (“Kas-Exe”). The purpose of the joint venture is to capitalize on attractive business opportunities that present themselves. As of June 30, 2018, we have paid Kasper Consulting $43,148 in order to help launch Kas-Exe. At this point, the joint venture is no longer seen as viable and we are in the process of being refunded the amounts paid to Kasper Consulting. The amount is included as Prepaid expenses and other in accompanying condensed consolidated financial statements.

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

Note 2 — Accounts receivable, net

The following is a summary of accounts receivable:

	June 30, 2018	December 31, 2017

Customer receivables	$39,470	$35,821
Less: Allowance for uncollectible accounts	(35,821)	(35,821)
	$3,649	$—

Note 3 — Debt, net

Debt is comprised of the following:

Description	Note	June 30, 2018	December 31, 2017
Line of credit	A	$6,531	$31,588
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	371,507
Related party debt	D	12,205,037	10,038,037
Other notes payable	E	1,012,937	1,021,937
Cash draw notes	F	886,293	338,083
Convertible promissory notes	G	58,937	58,937
Total		15,091,242	12,410,089
Less: unamortized discount and debt issuance costs		(683,463)	(484,948)
Debt, net of unamortized discount and debt issuance costs		14,407,779	11,925,141
Less: current portion		(13,800,721)	(11,249,083)
Debt, long-term portion		$607,058	$676,058

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, “the defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, the bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest continues to accrue at the judgment interest rate. The current principal balance is $6,531.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at June 30, 2018 and December 31, 2017. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

June 30, 2018	December 31, 2017	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	85
20,000	20,000	2%
113,720	113,720	various
$371,507	$371,507

D –Related Parties Debt – The following summarizes notes payable to related parties:

	June 30, 2018	December 31, 2017	Interest Rate
D1	$4,635,865	$4,635,865	various
D2	34,888	34,888	12%
D3	366,550	362,550	various
D4	1,205,234	1,205,234	18%
D5	5,962,500	3,799,500	6%
Total	$12,205,037	$10,038,037

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is an owner of the common stock of the Company, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $1,463,235 in accounts payable and accrued interest.

D2 – Note payable to our Chief Executive Officer (“CEO”), entered into in December 2014, with monthly principal and interest originally payable through December 2016. We are still continuing to accrue interest on this note payable. We also owe Hal $902,465 in accrued compensation, accrued interest, and expenses incurred on behalf of the Company.

D3 – Notes payable to the spouse of our CEO, entered into from September 2013 to January 2018, with principal and interest payments due upon a specific event or upon demand. We also owe her $229,567 in accrued interest.

D4 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2017. These notes aggregated previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. These notes mature at various dates through December 2019. We also owe this firm $401,992 in accrued interest.

D5 – Notes payable to the principal shareholders of Symbiote, entered into from April 2016 to June 2018, with principal and interest payments due upon a specific event or upon demand. We also owe them $201,218 in accrued interest.

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

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments of principal and interest due under these arrangements was $1,189,437 as of June 30, 2018. The maturity dates of the agreements range from July to October 2018.

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

Debt issuance costs of $683,463 are being amortized over the life of the respective notes.

Note 4 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no current legal proceedings of merit are currently pending or threatened against the Company, other than those described in the paragraph below as well as in Note 3 (E) and 3 (G).

During November 2017, Autumnwood Investments, LLC requested a summary judgment for a note that was in default as principal and interest payments were not made in accordance with the note. The note had consolidated past due rent amounts and interest due to Autumwood. In January 2018, a summary judgment in the amount of $475,832, which represents the total principal and interest outstanding on the note as of October 31, 2017, was granted by the court. The principal balance of the note has been reclassified from debt to accrued liabilities. The interest that had accrued on the note was already included in accrued liabilities.

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

There are no dilutive instruments outstanding during the six months ended June 30, 2018 and 2017.

Note 6 — Subsequent Events

There are no events subsequent to June 30, 2018 and up to the date of this filing that require disclosure.

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2018 and 2017

	Three months ended June 30,
	2018	2017	Change	%
Sales revenue	$18,301	$7,279	$11,022	151%
Cost of revenue	(6,083)	(3,075)	3,008	98%
Gross profit	12,218	4,204	8,014	191%

Total operating expenses	264,239	277,793	(13,554)	(5)%

Interest expense	(1,055,367)	(584,927)	(470,440)	80%
Other	(561,746)	(9,467)	(552,279)	5834%

Net loss	$(1,869,134)	$(867,983)	$(1,001,151)	115%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue increased during the three months ended June 30, 2018 compared to the same period in 2017 due to a large order we received in the second quarter. However, current sales are not sufficient to cover our operating costs. While we are continuing to seek out and discuss external financing, no assurances can be made that we will be successful in our efforts. Cost of revenue also increased as a result of the large order in the second quarter.

Operating expenses

	Three months ended June 30,
	2018	2017	Change	%
Research and development	$85,362	$75,153	$10,209	14%
Sales and marketing	3,137	1,263	1,874	148%
General and administrative	175,740	201,377	(25,637)	(13)%
	$264,239	$277,793	$(13,554)	(5)%

Overall, operating costs stayed fairly consistent during the three months ended June 30, 2018 compared to the same period in 2017 as we have reduced costs as much as possible and continue to operate on a reduced budget.

Other

During the three months ended June 30, 2018, interest expense increased from $584,927 incurred during the three months ended June 30, 2017, to $1,055,367, an increase of $470,440, due to additional debt of approximately $5,300,000 over some point in 2017.

Other income (expense) consists primarily of other fees expenses related to seeking and securing debt and other external financing.

As a result, we incurred a net loss of $1,869,134 during the three month period ended June 30, 2018 (approximately $0.01 per share), compared to a net loss of $867,983 during the three month period ended June 30, 2017.

Comparison of results of operations for the six months ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017	Change	%
Sales revenue	$23,401	$44,554	$(21,153)	(47)%
Cost of revenue	(10,209)	(20,394)	(10,185)	(50)%
Gross profit	13,192	24,160	(10,968)	(45)%

Total operating expenses	528,392	525,508	2,884	1%

Interest expense	(1,758,296)	(1,128,339)	(629,957)	56%
Other income (expense)	(772,442)	(55,213)	(717,229)	1299%

Net loss	$(3,045,938)	$(1,684,900)	$(1,361,038)	81%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue during the six months ended June 30, 2018 was $23,401, compared to revenue of $44,554 generated during the six months ended June 30, 2017, a decrease of $21,153. This decrease was attributable to our lack of available capital in which to generate sales in 2018. Cost of revenue and gross profit each decreased proportionately to the decrease in sales revenue for the six months ended June 30, 2018.

Operating expenses

	Six months ended June 30,
	2018	2017	Change	%
Research and development	$166,384	$143,757	$22,627	16%
Sales and marketing	3,784	2,262	1,522	67%
General and administrative	358,224	379,489	(21,265)	(6)%
	$528,392	$525,508	$2,884	1%

The decrease in operating expenses was driven by our controlling spending due to a limitation of funding.

Other

During the six months ended June 30, 2018, interest expense increased due to additional debt of approximately $5,300,000 over the same period in 2017.

Other income (expense) consists primarily of other expenses related to costs associated with debt and conversions of debt.

As a result, we incurred a net loss of $3,045,938 during the six month period ended June 30, 2018 (approximately $0.01 per share), compared to a net loss of $1,684,900 during the six month period ended June 30, 2017.

We have created a joint venture with Kasper Consulting called Kas-Exe Parking Solutions LLC (“Kas-Exe”). The purpose of the joint venture is to capitalize on attractive business opportunities that present themselves. As of June 30, 2018, we have paid Kasper Consulting $43,148 in order to help launch Kas-Exe. At this point, the joint venture no longer seen as viable and we are in the process of being refunded the amounts paid to Kasper Consulting. The amount is included as Prepaid expenses and other in the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

At June 30, 2018, we had $10,201 in cash and cash equivalents.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $19,790,071 and $16,658,489, respectively, as of June 30, 2018 and December 31, 2017. The increase in negative working capital is due to the increase in debt of approximately $2,500,000 and a resulting increase in accrued liabilities of approximately $470,000 from interest expense. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(1,938,834)	$(868,571)
Net cash from investing activities	—	—
Net cash provided by financing activities	1,960,153	870,607

Net cash used in operating activities increased in 2018 by $1,070,263 compared to 2017.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2018, we relied on additional borrowings under both new and existing debt agreements. In 2018, net cash flows provided by financing activities were composed of $2,947,521 of additional borrowings and $987,368 of debt pay down. In 2017, we borrowed $1,173,757 of additional debt and paid down $303,150 of debt.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018 and December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls.  We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

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

Date: November 15, 2018	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

