Form 10-Q
period 2018-09-30
ExeLED Holdings Inc.
filed 2019-01-17
CIK 774937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of January 17, 2019, there were 249,447,433 shares of common stock, $0.0001 par value, issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

EXELED HOLDINGS INC.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$675	$–
Accounts receivable, net	1,967	–
Inventory	–	69,498
Prepaid expenses and other	73,725	54,163
Total current assets	76,367	123,661

Noncurrent assets:
Deposits and other	35,167	14,627

Total assets	$111,534	$138,288

LIABILITIES AND EQUITY
Current liabilities:
Cash overdraft	$–	$11,118
Accounts payable	3,147,973	2,893,614
Accrued liabilities	4,571,284	2,628,335
Debt, current portion, net of discount and debt issuance costs	13,902,742	11,249,083
Total current liabilities	21,621,999	16,782,150

Debt, long-term portion	572,558	676,058
Total liabilities	22,194,557	17,458,208

Commitments and contingencies (Note 4)	–	–

Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 or December 31, 2017	–	–
Common stock, $0.0001 par value; 250,000,000 shares authorized; 249,447,433 shares issued and outstanding at September 30, 2018 and December 31, 2017	24,743	24,743
Additional paid-in capital	2,635,896	2,635,896
Accumulated deficit	(24,743,662)	(19,980,559)
Total deficit	(22,083,023)	(17,319,920)

Total liabilities and equity	$111,534	$138,288

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Sales revenue	$1,706	$5,167	$25,107	$49,721
Cost of goods sold	64,013	3,036	74,222	23,430
Gross profit (loss)	(62,307)	2,131	(49,115)	26,291

Operating expenses:
Research and development	48,214	60,535	214,598	204,292
Sales and marketing	230	79	4,014	2,341
General and administrative	334,754	201,201	692,978	580,690
Total operating expenses	383,198	261,815	911,590	787,323

Loss from operations	(445,505)	(259,684)	(960,705)	(761,032)

Other income (expense):
Interest expense	(1,192,194)	(648,131)	(2,950,490)	(1,776,470)
Other expense	(79,466)	(101,486)	(851,908)	(156,698)
Other income (expense), net	(1,271,660)	(749,617)	(3,802,398)	(1,933,168)
Provision for taxes on income	–	–	–	–
Net loss	$(1,717,165)	$(1,009,301)	$(4,763,103)	$(2,694,200)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	249,447,433	249,447,433	249,447,433	249,447,433

See accompanying notes to condensed consolidated financial statements

EXELED HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating Activities:
Net loss	$(4,763,103)	$(2,694,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and debt discount	826,380	502,481
Write-down of inventory	64,635	–
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(2,394)
Inventory	4,863	5,335
Due from related parties	–	(21,270)
Prepaid expenses and other	(19,562)	(11,269)
Other assets	(20,540)	250
Accounts payable	254,359	188,518
Accrued liabilities	1,103,877	625,564
Net cash used in operating activities	(2,551,058)	(1,406,985)

Investing Activities:
Net cash from investing activities	–	–

Financing Activities:
Proceeds from debt	3,778,825	1,891,283
Payments of debt	(1,215,974)	(488,704)
Net cash provided by financing activities	2,562,851	1,402,579

Net change in cash (overdraft)	11,793	(4,406)

Cash (overdraft), beginning of period	(11,118)	5,454

Cash, end of period	$675	$1,048

Cash paid for:
Interest	$1,287,848	$679,222
Taxes	–	–
Non-cash transactions:
Debt issuance costs	$872,411	$687,000
Debt reclassified as accrued liabilities	839,072	–

See accompanying notes to condensed consolidated financial statements.

EXELED HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Periods Ended September 30, 2018 and 2017

Note 1 — Description of Business and Summary of Significant Accounting Policies

ExeLED Holdings, Inc. was incorporated in the State of Delaware on October 20, 1986 under the name “Verilink Corporation.” We have also been known as Energie Holdings, Inc. and Alas Aviation Corp. On December 31, 2013, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with OELC, LLC, a Delaware limited liability company, and its wholly-owned subsidiary, Énergie LLC (hereinafter referred to as, “Énergie”). The Share Exchange Agreement was not effective until July 2, 2014. We issued 33,000,000 shares of our common stock, representing approximately 65% of our then issued and outstanding voting securities, in exchange for all of the issued and outstanding member interests of Énergie. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible is recorded.

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

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2018, has been derived from our audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $22,083,023 and a working capital deficit of $21,545,632 as of September 30, 2018, and have reported net losses of $4,763,103 and $2,694,200 for the nine months ended September 30, 2018 and 2017, respectively.  These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Prepaid Expenses and Other

We have created a joint venture with Kasper Consulting called Kas-Exe Parking Solutions LLC (“Kas-Exe”). The purpose of the joint venture is to capitalize on attractive business opportunities that present themselves. As of September 30, 2018, we have paid Kasper Consulting $43,148 in order to help launch Kas-Exe. At this point, the joint venture no longer seen as viable and we are in the process of being refunded the amounts paid to Kasper Consulting. The amount is included as prepaid expenses and other in the accompanying unaudited condensed consolidated financial statements.

Inventory

During the third quarter of 2018, we wrote down the full value of all inventory. We wrote down the full value of the inventory as we determined the inventory on hand to be either obsolete or slow-moving. We included the effect of the write-down on the condensed consolidated statements of operations in cost of goods sold.

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

Note 2 — Accounts receivable, net

The following is a summary of accounts receivable:

	September 30, 2018	December 31, 2017

Customer receivables	$37,788	$35,821
Less: Allowance for uncollectible accounts	(35,821)	(35,821)
	$1,967	$–

Note 3 — Debt, net

Debt is comprised of the following:

Description	Note	September 30, 2018	December 31, 2017
Line of credit	A	$6,531	$31,588
Note payable to distribution partner	B	550,000	550,000
Investor debt	C	371,507	371,507
Related party debt	D	12,659,270	10,038,037
Other notes payable	E	642,444	1,021,937
Cash draw notes	F	717,590	338,083
Convertible promissory notes	G	58,937	58,937
Total		15,006,279	12,410,089
Less: unamortized discount and debt issuance costs		(530,979)	(484,948)
Debt, net of unamortized discount and debt issuance costs		14,475,300	11,925,141
Less: current portion		(13,902,742)	(11,249,083)
Debt, long-term portion		$572,558	$676,058

A – Line of Credit – We utilized this entire bank line of credit for working capital purposes. The outstanding obligation is due on demand, has a stated initial interest rate of 10.5% that is subject to adjustment, and is guaranteed by our majority shareholder/CEO. Energie and our CEO (collectively, “the defendants”) were served with a summons and complaint, wherein the bank brought an action to collect the amount due, including interest, costs and attorney’s fees. On April 4, 2016, the parties to this action entered into a settlement agreement whereby the defendants agreed to pay to Vectra Bank the sum of $59,177 on or before April 30, 2016. This payment was not made and the bank requested and received a judgment against both defendants jointly and severally for $61,502 plus interest of 5.25% per annum plus 9.90% per annum on the default margin. On May 10, 2017, the bank agreed to stay further execution on the judgment so long as the defendants pay the balance of the judgment in monthly payments of $5,000 per month on the fifteenth of each month, commencing on May 15, 2017. Under this agreement, interest continues to accrue at the judgment interest rate. The principal balance at September 30, 2018 was $6,531.

B – Note payable to distribution partner – Note payable to a significant European distribution partner, entered into in October 2014, bearing interest at 5% payable quarterly, with principal payable monthly through September 2019.

C – Investor Debt – Notes payable to lenders having an ownership interest in Holdings at September 30, 2018 and December 31, 2017. These loans are not collateralized. The following summarizes the terms and balances of the investor debt:

September 30, 2018	December 31, 2017	Interest Rate
$87,787	$87,787	24%
50,000	50,000	24%
50,000	50,000	24%
25,000	25,000	8%
25,000	25,000	8%
20,000	20,000	2%
113,720	113,720	various
$371,507	$371,507

D –Related Parties Debt – The following summarizes notes payable to related parties:

	September 30, 2018	December 31, 2017	Interest Rate
D1	$4,635,865	$4,635,865	various
D2	34,888	34,888	12%
D3	366,550	362,550	various
D4	1,205,234	1,205,234	18%
D5	6,416,733	3,799,500	6%
Total	$12,659,270	$10,038,037

D1 – Notes payable to Symbiote, Inc. (“Symbiote”), entered into from December 2014 to June 2016, with monthly principal and interest payable through November 2017. Symbiote is a shareholder, is the lessor of our manufacturing facility, and the provider of our payroll services. We also owe Symbiote $1,565,207 in accounts payable and accrued interest.

D2 – Note payable to our Chief Executive Officer (“CEO”), entered into in December 2014, with monthly principal and interest originally payable through December 2016. We are still continuing to accrue interest on this note payable. We also owe our CEO $939,681 in accrued compensation, accrued interest, and expenses incurred on behalf of the Company.

D3 – Notes payable to the spouse of our CEO, entered into from September 2013 to January 2018, with principal and interest payments due upon a specific event or upon demand. We also owe her $245,444 in accrued interest.

D4 – Notes payable to the consulting firm that employs our Chief Financial Officer, entered into from June 2015 to December 2017. These notes aggregated previous accounts payable and accrued interest due to the consulting firm at the time the notes were made. These notes mature at various dates through December 2019. We also owe this firm $456,673 in accrued interest.

D5 – Notes payable to the principal shareholders of Symbiote, entered into from April 2016 to September 2018, with principal and interest payments due upon a specific event or upon demand. We also owe them $264,492 in accrued interest.

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

F – Cash draw agreements – Under these agreements, the lender advances us the principal balance and then automatically withdraws a stated amount each business day. Accordingly, there is no stated interest rate. The total remaining daily payments of principal and interest due under these arrangements was $717,590 as of September 30, 2018. The maturity dates of the agreements range from November 2018 to January 2019. During 2018, judgment was entered against us and in favor of ML Factors Funding, Green Capital Funding, and Queen Funding, whereby we are required to pay the outstanding principal and interest balance on the agreements. In addition, ML Factors Funding, Green Capital Funding, and Queen Funding also claim that they are to be paid additional interest, attorney’s fees, and other ancillary expenses. While we are vigorously defending ourselves in these matters and believe that we will not be required to pay more than the total principal and interest outstanding on the agreements, we have recorded the entire amount of all judgments into our financial statements as of September 30, 2018. We recorded the entire requested amount from ML Factors Funding of $240,480, the entire requested amount from Green Capital Funding of $312,056, and the entire requested amount from Queen Funding of $304,826. In addition, we have reclassified these amounts to accrued liabilities.

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

Debt issuance costs of $530,979 are being amortized over the life of the respective notes.

Note 4 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no current legal proceedings of merit are currently pending or threatened against the Company, other than those described in the paragraph below as well as in Notes 3 (E), 3 (F), and 3 (G).

During November 2017, Autumnwood Investments, LLC requested a summary judgment for a note that was in default as principal and interest payments were not made in accordance with the note. The note had consolidated past due rent amounts and interest due to Autumwood. In January 2018, a summary judgment in the amount of $475,832, which represents the total principal and interest outstanding on the note as of October 31, 2017, was granted to Autumnwood by the court. The principal balance of the note has been reclassified from debt to accrued liabilities. The interest that had accrued on the note was already included in accrued liabilities.

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

There are no dilutive instruments outstanding during the nine months ended September 30, 2018 and 2017.

Note 6 — Subsequent Events

There are no events subsequent to September 30, 2018 and up to the date of this filing that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements except as may be required under applicable securities laws.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2018 and 2017

	Three months ended September 30,
	2018	2017	Change	%
Sales revenue	$1,706	$5,167	$(3,461)	(67)%
Cost of revenue	64,013	3,036	60,977	2008%
Gross profit (loss)	(62,307)	2,131	(64,438)	(3024)%

Total operating expenses	(383,198)	(261,815)	(121,383)	46%

Interest expense	(1,192,194)	(648,131)	(544,063)	84%
Other expense	(79,466)	(101,486)	22,020	(22)%

Net loss	$(1,717,165)	$(1,009,301)	$(707,864)	70%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue decreased during the three months ended September 30, 2018 compared to the same period in 2017 due to an overall lack of funding necessary for development and product launch costs. While we are continuing to seek out and discuss external financing, no assurances can be made that we will be successful in our efforts. See “Liquidity and Capital Resources” below. Cost of revenue increased dramatically during the three months ended September 30, 2018 compared to the same period in 2017 as we wrote down all inventory during the quarter. The write-down of the inventory was booked to cost of goods sold.

Operating expenses

	Three months ended September 30,
	2018	2017	Change	%
Research and development	$48,214	$60,535	$(12,321)	(20)%
Sales and marketing	230	79	151	191%
General and administrative	334,754	201,201	133,553	66%
	$383,198	$261,815	$121,383	46%

Operating costs increased during the three months ended September 30, 2018 compared to the same period in 2017 as legal fees were charged in connection with judgments entered against us in connection with loans from ML Factors Funding, Green Capital Funding, and Queen Funding.

Other expense

During the three months ended September 30, 2018, interest expense increased from $648,131 incurred during the three months ended September 30, 2017, to $1,192,194, an increase of $544,063, due to additional debt of approximately $3,900,000 over the same point in 2017.

Other expense consists primarily of other fees expenses related to seeking and securing debt and other external financing.

As a result, we incurred a net loss of $1,717,165 during the three month period ended September 30, 2018 (approximately $0.01 per share), compared to a net loss of $1,009,301 during the three month period ended September 30, 2017.

Comparison of results of operations for the nine months ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017	Change	%
Sales revenue	$25,107	$49,721	$(24,614)	(50)%
Cost of revenue	74,222	23,430	50,792	217%
Gross profit	(49,115)	26,291	(75,406)	(287)%

Total operating expenses	(911,590)	(787,323)	(124,267)	16%

Interest expense	(2,950,490)	(1,776,470)	(1,174,020)	66%
Other expense	(851,908)	(156,698)	(695,210)	444%

Net loss	$(4,763,103)	$(2,694,200)	$(2,068,903)	77%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue during the nine months ended September 30, 2018 was $25,107, compared to revenue of $49,721 generated during the nine months ended September 30, 2017, a decrease of $24,614. This decrease was attributable to our lack of available capital in which to generate sales in 2018. Cost of revenue increased dramatically during the nine months ended September 30, 2018 compared to the same period in 2017 as we wrote down all inventory during the quarter. The write-down of the inventory was booked to cost of goods sold.

Operating expenses

	Nine months ended September 30,
	2018	2017	Change	%
Research and development	$214,598	$204,292	$10,306	5%
Sales and marketing	4,014	2,341	1,673	71%
General and administrative	692,978	580,690	112,288	19%
	$911,590	$787,323	$124,267	16%

Operating Costs increased during the nine months ended September 30, 2018 compared to the same period in 2017 as legal fees were charged in connection with judgments entered against us in connection with loans from ML Factors Funding, Green Capital Funding and Queen Funding.

Other expense

During the nine months ended September 30, 2018, interest expense increased due to additional debt of approximately $3,900,000 over the same point in 2017.

Other expense consists primarily of other expenses related to costs associated with attempts to secure external funding.

We have created a joint venture with Kasper Consulting called Kas-Exe Parking Solutions LLC (“Kas-Exe”). The purpose of the joint venture is to capitalize on attractive business opportunities that present themselves. As of September 30, 2018, we have paid Kasper Consulting $43,148 in order to help launch Kas-Exe. At this point, the joint venture no longer seen as viable and we are in the process of being refunded the amounts paid to Kasper Consulting. The amount is included as Prepaid expenses and other in the accompanying unaudited condensed consolidated financial statements.

As a result, we incurred a net loss of $4,763,103 during the nine month period ended September 30, 2018 (approximately $0.02 per share), compared to a net loss of $2,694,200 during the nine month period ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2018, we had $675 in cash and cash equivalents.

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

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $21,545,632 and $16,658,489, respectively, as of September 30, 2018 and December 31, 2017. The increase in negative working capital is due to the increase in debt of approximately $2,550,000 and a resulting increase in accrued liabilities of approximately $1,945,000 from interest expense and reclassifications to accrued liabilities. We also currently have insufficient cash flow to meet our debt obligations. This raises substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(2,551,058)	$(1,406,985)
Net cash from investing activities	–	–
Net cash provided by financing activities	2,562,851	1,402,579

Net cash used in operating activities increased in 2018 by $1,144,073 compared to 2017.  We relied heavily on increased debt, accounts payable, and accrued liabilities to keep our operations running. We anticipate that overhead costs in current operations will increase in the future if we are successful in raising the capital described herein as a result of our anticipated increased marketing and operating activities.

During 2018, we relied on additional borrowings under both new and existing debt agreements. In 2018, net cash flows provided by financing activities were composed of $3,778,825 of additional borrowings and $1,215,974 of debt pay down. In 2017, we borrowed $1,891,283 of additional debt and paid down $488,704 of debt.

We believe that our principal difficulty in our inability to successfully generate revenues and corresponding profits has been the lack of available capital to implement our business plan. We believe that Energie will need a minimum of approximately $2,000,000 in additional working capital to be utilized for a) development and launching of new products; b) funding the business development efforts to identify, qualify and acquire other LED lighting companies; and c) the balance for working capital, and general and administrative expenses. In addition, we believe we need more than $10,000,000 to pay off a significant portion of our debt and to begin funding the business development efforts to identify, qualify and acquire other LED lighting companies, with the balance for working capital and general and administrative expense. As of the date of this report, we have no commitment from any investor or investment-banking firm to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits and to stay in business in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.   This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, because (a) we have limited entity-level controls, because of the time constraints for our management team; (b) we have a lack of segregation of duties due to limited personnel; and (c) we have not implemented adequate system-based and manual controls. We have engaged consultants to evaluate our processes and procedures, and to implement, document and test additional internal controls. We can provide no assurance, however, that our internal controls will be effective in the near future.

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

During November 2017, Autumnwood Investments, LLC (a former landlord of ours) requested a summary judgment for a note that is in default as principal and interest payments were not made in accordance with the note. The note had consolidated past due rent amounts and interest due to Autumwood. In January 2018, a summary judgment in the amount of $475,832, which represents the total principal and interest outstanding on the note as of October 31, 2017 was granted in favor of Autumnwood by the court.

During 2018, judgment was entered against us and in favor of ML Factors Funding, Green Capital Funding, and Queen Funding, whereby we are required to pay the outstanding principal and interest balance on the agreements. In addition, ML Factors Funding, Green Capital Funding, and Queen Funding also claim that they are to be paid additional interest, attorney’s fees, and other ancillary expenses. While we are vigorously defending ourselves in these matters and believe that we will not be required to pay more than the total principal and interest outstanding on the agreements, we have recorded the entire amount of all judgments into our financial statements as of September 30, 2018. We recorded the entire requested amount from ML Factors Funding of $240,480, the entire requested amount from Green Capital Funding of $312,056, and the entire requested amount from Queen Funding of $304,826. In addition, we have reclassified these amounts to accrued liabilities.

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

Date: January 17, 2019	By:	/s/ Harold Hansen
Harold Hansen
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Richard Cole Dennard
Richard Cole Dennard
Chief Financial Officer (Principal Financial and Accounting Officer)

